Form 10KSB
period 2003-09-30
WESTCOTT PRODUCTS CORP
filed 2005-12-30
CIK 845819

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended September 30, 2003
                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                        Commission File No. 001-10171

                        WESTCOTT PRODUCTS CORPORATION
                        -----------------------------
                (Name of Small Business Issuer in its Charter)


        Delaware                                       80-0000245
        --------                                       ----------
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

                             8867 South Capella Way
                               Sandy, Utah 84093
                               -----------------
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number:  (801) 631-7969

Securities Registered under Section 12(b) of the Exchange Act:

        Common stock, $0.001 par value
        ------------------------------

Securities Registered under Section 12(g) of the Exchange Act:

        None

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes      No  X         (2)   Yes  X    No
              ---      ---                  ---      ---

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: September 30, 2003; None.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 1, 2005 - $1,565. There are approximately 1,565,119 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there is no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of $0.001 par value per share.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     None; not applicable.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.   Yes     No
                                                       ---    ---

     None; not applicable.

                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     December 1, 2005: 27,527,980 shares of common stock.

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes X    No
                                                ---     ---

               DOCUMENTS INCORPORATED BY REFERENCE
               -----------------------------------

     A description of "Documents Incorporated by Reference" is contained in
Part III, Item 13.

   Transitional Small Business Issuer Format   Yes  X    No
                                                   ---      ---
                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Organization
     ------------

     Our Company (Westcott Products Corporation, our "Company," "we," "our," and "us") was incorporated as Light Tech, Inc. under the laws of the State of Nevada on May 24, 1984. At our Company's inception, a total of 1,082,000 shares of our one mill ($0.001) par value common voting stock was issued to directors, officers and founders for a total consideration of $2,500. Commencing June 19, 1984, and ending August 8, 1984, we offered and sold 2,500,000 shares of our one mill ($0.001) par value common voting stock to residents of the State of Utah pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), for a total consideration of $25,000. Thereafter, we remained inactive until June 14, 1985, when our stockholders approved an Agreement and Plan of Reorganization with Lee Building Products, Inc. that is outlined below.

     Westcott Products Corporation was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile of to the State of Delaware. On June 27, 1986, we merged with the Delaware corporation, the survivor being Westcott Products Corporation. Our Company is now in the development stage as it searches for new business opportunities.

     We have an authorized capital of 100,000,000 shares divided into 50,000,000 shares of common stock of a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.01, with 3,000,000 of the 50,000,000 shares of preferred stock designated as Series A. Our Company was formed for the primary purpose of engaging in any and all lawful business.

     All of our Company's operations were conducted through our wholly owned subsidiary T. A. Kilgore & Company, ("Kilgore") which owned and operated a home center in League City, Texas, about 30 miles southeast of downtown Houston. Until November 1990, when Kilgore ceased operations and the secured lenders took possession of all of Kilgore's assets.

     Our Company has been basically dormant since 1990. On March 11, 2000, our Board of Directors began the process of bringing our Company current, with the appointment of new officers and directors. We also authorized the issuance of 15,000,000 shares of our common stock for $15,000. On October 5, 2000, in order to reconcile our Company's transfer records, we authorized the issuance of 10,955,881 shares of our common stock in the name of ARTCO Trustee, our transfer agent, for the sole purpose of replacing certificates presented for transfer that are not reflected on the shareholders list, if there is reasonable cause to believe that such certificates were issued by Mellon Securities Transfer, our previous transfer agent, and would have been represented alphabetically, on pages 269 or 270 of Mellon Securities Transfer shareholder list dated December 27, 1993.

     Copies of the Certificate of Ownership and Merger and our Articles of Incorporation, as amended, together with our By-Laws, are attached hereto and incorporated herein by reference. See Part III, Item 1.

     Business.
     ---------

     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry;
and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected. When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

     Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock, that could amount to as much as 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular entity's management personnel; the anticipated acceptability of any new products or marketing concepts that it may have; the merit of its technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

     Management will attempt to meet personally with management and key personnel of the entity providing any potential business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited. See the heading "Business Experience," Part III, Item 9.

     We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. Our Company anticipates that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

     Our Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

     Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

     Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $400,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

     None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity for our Company; nor are there any similar arrangements with us.

Risk Factors
------------

     In any business venture, there are substantial risks specific to the particular enterprise which cannot be ascertained until a potential acquisition, reorganization or merger candidate has been identified; however, at a minimum, our Company's present and proposed business operations will be highly speculative and be subject to the same types of risks inherent in any new or unproven venture, and will include those types of risk factors outlined below.

Extremely Limited Assets; No Source of Revenue.
-----------------------------------------------

     Our Company has minimal assets and has had no profitable operations since
inception.   We will not receive additional revenues until we select an industry in which to commence business or complete an acquisition, reorganization or merger, at the earliest. We can provide no assurance that any selected or acquired business will produce any material revenues for our Company or our stockholders or that any such business will operate on a profitable basis.

Our Company May Be Deemed to Be a "Blank Check" Company Until We Adopt a Business Plan.
--------------

     The limited business operations of our Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by our Company are winding down the business and to manage our current limited assets and to seek out and investigate the commencement or the acquisition of any viable business opportunity by purchase and exchange for securities of our Company or pursuant to a reorganization or merger through which securities of our Company will be issued or exchanged.

Discretionary Use of Proceeds; "Blank Check" Company.
-----------------------------------------------------

     Because our Company is not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, our Company may be deemed to be a "blank check" company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, subject to the criteria identified above, such proceeds will not otherwise be designated for any more specific purpose. Our Company can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives. We will comply with Rule 419 of Regulation C of the Securities and Exchange Commission if we issue stock or debt in a public offering, by depositing proceeds promptly into an escrow account or trust account and that the funds would not be released until we provide the purchaser with information regarding the business combination and also receive in writing a confirmation regarding his or her decision to invest.

Our Company is not currently engaged in any substantive business activity, and we have not plans to engage in any such activity in the foreseeable future.
---------------------------------------------------------------------------

     When and if we will complete an acquisition is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us on terms acceptable to us.

Our Company Will Seek Out Business Opportunities.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; our Company may also advertise our availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Absence of Substantive Disclosure Relating to Prospective Acquisitions.
-----------------------------------------------------------------------

     Because our Company has not yet identified any industry or assets, property or business that we may engage in or acquire, potential investors in our Company will have virtually no substantive information upon which to base a decision whether to invest in our Company. Potential investors would have access to significantly more information if our Company had already identified a potential acquisition or if the acquisition target had made an offering of its securities directly to the public. Our Company can provide no assurance that any investment in our Company will not ultimately prove to be less favorable than such a direct investment.

Unspecified Industry and Acquired Business; Unascertainable Risks.
------------------------------------------------------------------

     To date, our Company has not identified any particular industry or business in which to concentrate our potential interests. Accordingly, prospective investors currently have no basis to evaluate the comparative risks and merits of investing in the industry or business in which our Company may acquire. To the extent that our Company may acquire a business in a high risk industry, our Company will become subject to those risks. Similarly, if our Company acquires a financially unstable business or a business that is in the early stages of development, our Company will become subject to the numerous risks to which such businesses are subject. Although management intends to consider the risks inherent in any industry and business in which we may become involved, there can be no assurance that we will correctly assess such risks.

Uncertain Structure of Acquisition.
-----------------------------------

     Management has had no preliminary contact or discussions regarding, and there are no present plans, proposals or arrangements to engage in or acquire
any specific business, assets, property or business.   Accordingly, it is
unclear whether such an acquisition would take the form of an exchange of capital stock, a merger or an asset acquisition. However, because our Company has virtually no resources as of the date of this Annual Report, management expects that any such acquisition would take the form of an exchange of capital stock.

Auditor's 'Going Concern' Opinion.
----------------------------------

     The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the fiscal year ended September 30, 2003 and 2002, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

Losses Associated With Startup.
-------------------------------

     Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

State Restrictions on "Blank Check" Companies.
----------------------------------------------

     A total of 36 states prohibit or substantially restrict the registration and sale of "blank check" companies within their borders. Additionally, 36 states use "merit review powers" to exclude securities offerings from their borders in an effort to screen out offerings of highly dubious quality. See paragraph 8221, NASAA Reports, CCH Topical Law Reports, 1990. Our Company intends to comply fully with all state securities laws, and plans to take the steps necessary to ensure that any future offering of our securities is limited to those states in which such offerings are allowed. However, while our Company has no substantive business operations and is deemed to a "blank check" Company, these legal restrictions may have a material adverse impact on the Company's ability to raise capital because potential purchasers of the Company's securities must be residents of states that permit the purchase of such securities. These restrictions may also limit or prohibit stockholders from reselling shares of our Company's common stock within the borders of regulating states.

     By regulation or policy statement, eight states (Idaho, Maryland, Missouri, Nevada, New Mexico, Pennsylvania, Utah and Washington), some of which are included in the group of 36 states mentioned above, place various restrictions on the sale or resale of equity securities of "blank check" or "blind pool" companies. These restrictions include, but are not limited to, heightened disclosure requirements, exclusion from "manual listing" registration exemptions for secondary trading privileges and outright prohibition of public offerings of such companies.

     In most jurisdictions, "blank check" and "blind pool" companies are not eligible for participation in the Small Corporate Offering Registration ("SCOR") program, which permits an issuer to notify the Securities and Exchange Commission of certain offerings registered in such states by filing a Form D under Regulation D of the Securities and Exchange Commission. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification by filing a Form U-7 with the states' securities commissions. Nevertheless, our Company does not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where it may be eligible for participation in SCOR, despite our status as a "blank check" or "blind pool" company.

     The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our Company's ability to register, offer and sell and/or to develop a secondary market for shares of our Company's common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if our Company acquires a venture by purchase, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature.

Management to Devote Insignificant Time to Activities of Our Company.
---------------------------------------------------------------------

     Members of our Company's management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Market for Common Stock; No Market for Shares.
-------------------------------------------------

     Although our Company intends to submit for quotation of our common stock on the OTC Bulletin Board of the NASD before any selection of a business opportunity or a merger or acquisition transaction, and to seek a broker-dealer to act as market-maker for our securities (without the use of any consultant), there is currently no market for such shares, there have been no discussions with any broker-dealer or any other person in this regard, and no market maker has been identified; there can be no assurance that such a market will ever develop or be maintained or that we will have any success in having our securities quoted on the OTC Bulletin Board. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company's common stock in any market that may develop. Sales of "restricted securities" under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

Risks of "Penny Stock."
-----------------------

     Our Company's common stock may be deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than five dollars per share;
(ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ- listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker- dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our Company's common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock."

     Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company's common stock to resell their shares to third parties or to otherwise dispose of them.

There Has Been No "Established Public Market" for Our Company's Common Stock Since Inception.
----------------

     At such time as our Company identifies a business opportunity or completes a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the "pink sheets" or the OTC Bulletin Board of the NASD. Management intends to submit our securities for quotations on a national medium as soon as is reasonably practicable.

Principal Products or Services and Their Markets
------------------------------------------------

     None; not applicable.

Distribution Methods of the Products or Services
------------------------------------------------

     None; not applicable.

Status of any Publicly Announced New Product or Service
-------------------------------------------------------

     None; not applicable.

Competitive Business Conditions
-------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by our Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of our Company or any other entity in the strata of these endeavors; however, our Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by our Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal Suppliers
--------------------------------------------------------------------------

     None; not applicable.

Dependence on One or a Few Major Customers
------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts
---------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or Services
--------------------------------------------------------------------

     Because our Company currently produces no products or services, we are not presently subject to any governmental regulation in this regard. However, in the event that our Company engages in a merger or acquisition transaction with an entity that engages in such activities, we will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on Business
-------------------------------------------------------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non- affiliates) of $25 million or more.

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like our Company, and may make the use of these companies obsolete.

     We are also subject to the Sarbanes-Oxley Act of 2002. This Act creates a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members' appointment, compensation and oversight of the work of public companies' auditors; prohibits certain insider trading during pension bund blackout periods; and establishes a federal crime of securities fraud, among other provisions.

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K12G3.

     If we are acquired by a non-"reporting issuer" under the Exchange Act, we will be subject to the "back-door registration" requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-"reporting issuer" as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a "blank check" or "blind pool" company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development
------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws
------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by our Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to our Company for acquisition, reorganization or merger.

Number of Employees
-------------------

     None.

Item 2.  Description of Property.
---------------------------------

     Our Company has no property or assets; its principal executive office address and telephone number are the business office address and telephone number of Wayne Bassham, our Company's President, which are provided at no cost to the Company. See Part I, Item 1.

Item 3.  Legal Proceedings.
---------------------------

     Our Company is not the subject of any pending legal proceedings; and to the knowledge of management, no proceedings are presently contemplated against our Company by any federal, state or local governmental agency.

     Further, to the knowledge of management, no director or executive officer is party to any action in which any has an interest adverse to our Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     No matter was submitted to a vote of our Company's security holders during the fourth quarter of the period covered by this Annual Report or during the previous two calendar years.

                         PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Purchases of Equity Securities.
----------------------------------------

Market Information.
-------------------

     There has been an established public market for shares of common stock of our Company on the Boston Stock Exchange. However, our Company intends to submit for listing on the OTC Bulletin Board of the NASD. We can not ensure that we will be successful in obtaining quotations on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. and no assurance can be given that any market for our Company's common stock will develop or be maintained. For any market that develops for our Company's common stock, the sale of "restricted securities" (common stock) pursuant to Rule 144 of the Securities and Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market. Present members of management have already satisfied the one year holding period of Rule 144 for public sales of their respective holdings in our Company in accordance with Rule 144.

     A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker's transactions; and the filing of a Notice of Sale on Form 144.

Holders.
--------

     The number of record holders of our Company's common stock as of the year ended September 30, 2003 was approximately 555; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of December 1, 2005 there were approximately 555 stockholders.

Dividends.
----------

     There are no present material restrictions that limit the ability of our Company to pay dividends on common stock or that are likely to do so in the future. Our Company has not paid any dividends with respect to its common stock, and does not intend to pay dividends in the foreseeable future.

Equity Compensation Plan Information
------------------------------------

     We do not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
-----------

     On March 11, 2000, we authorized the issuance of 15,000,000 shares of our common stock for $15,000.

     On October 5, 2000, in order to reconcile our Company's transfer records, we authorized the issuance of 10,955,881 shares of our common stock in the name of ARTCO Trustee, our transfer agent, for the sole purpose of replacing certificates presented for transfer that are not reflected on the shareholders list, if there is reasonable cause to believe that such certificates were issued by Mellon Securities Transfer, our previous transfer agent, and would have been represented alphabetically, on pages 269 or 270 of Mellon Securities Transfer shareholder list dated December 27, 1993.

     There have been no other sales of "restricted securities" or other securities by us during the past three years.

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended September 30, 2003.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end September 30, 2003 or since 1990.

     Our Company's plan of operation for the next 12 months is to:(i)consider guidelines of industries in which our Company may have an interest;(ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     During the next 12 months, our Company's only foreseeable cash requirements will relate to maintaining our Company in good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to our Company. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Registration Statement, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to our Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Annual Report, our Company has not actively begun to seek any such venture. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

     When and if an acquisition is made is presently unknown, and will depend upon various factors, including but not limited to, funding and its availability; and if and when any potential acquisition may become available to us at terms acceptable to us. The estimated costs associated with investigating a potential business venture would be mainly for due diligence and the legal process and could cost between $5,000 to $25,000, which management has agreed to loan the Company.

Item 7.  Financial Statements.
------------------------------

                   Westcott Products Corporation
                   [A Development Stage Company]
       Financial Statements and Independent Auditors' Report
                         September 30, 2003

                   Westcott Products Corporation
                   [A Development Stage Company]
                         TABLE OF CONTENTS

                                                                      Page

Independent Auditors' Report                                            1

Balance Sheet -- September 30, 2003                                     2

Statements of Operations for the periods ended September 30, 2003 and 2002 and for the period from Reactivation [October 1999] through
September 30, 2003                                                      3

Statements of Stockholders' Deficit for the period from Reactivation
[October 1999] through September 30, 2003                               4

Statements of Cash Flows for the periods ended September 30, 2003 and 2002 and for the period from Reactivation [October 1999] through
September 30, 2003                                                      5

Notes to Financial Statements                                        6 -- 8

                    INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Westcott Products Corporation [a development stage company]


We have audited the accompanying balance sheet of Westcott Products Corporation [a development stage company] as of September 30, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the periods ended September 30, 2003 and 2002, and for the period from Reactivation [October 1999] through September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westcott Products Corporation [a development stage company] as of September 30, 2003, and the results of operations and cash flows for the periods ended September 30, 2003 and 2002 and for the period from Reactivation [October 1999] through September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations, minimal assets, and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Mantyla McReynolds, LLC
Mantyla McReynolds, LLC

Salt Lake City, Utah
March 26, 2004

                  Westcott Products Corporation
                  [A Development Stage Company]
                                Balance Sheet
                              September 30, 2003

                                    ASSETS

Assets
  Current Assets
     Cash                                                $   4,889
                                                         ---------
           Total Current Assets                              4,889
                                                         ---------
                            Total Assets                 $   4,889
                                                         =========
               LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accrued liabilities                                    $  56,719
  Payable to shareholders - Note 5                           9,177
                                                         ---------
           Total Current Liabilities                        65,896
                                                         ---------
                         Total Liabilities                  65,896

Stockholders' Deficit:
  Preferred Stock   50,000,000 shares authorized having
  a par value of $.01, $1.00 liquidation value; 3,000,000
  issued and outstanding                                    30,000
  Capital Stock   50,000,000 shares authorized having a
   par value of $.001 per share; 27,527,980 shares issued
   and outstanding - Note 4                                 27,528
  Additional Paid-in Capital                             2,758,685
  Accumulated Deficit                                   (2,867,932)
  Deficit accumulated in development stage                  (9,288)
                                                        ----------
                    Total Stockholders' Deficit            (61,007)
                                                        ----------
            Total Liabilities and Stockholders' Deficit $    4,889
                                                        ==========

          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                      Statements of Operations
   For the periods ended September 30, 2003 and 2002 and for the period from Reactivation [October 1999] through September 30, 2003


                                                                  Period from
                                                                  Reactivation
                                                                     through
                                          2003           2002       9/30/2003
                                      ---------        -------       --------
Revenues                              $       0        $     0       $      0

General & Administrative Expenses         2,382          2,733          9,288
                                      ---------        -------       --------
        Operating Income (Loss)          (2,382)        (2,733)        (9,288)
                                      ---------        -------       --------
    Net Loss Before Income Taxes         (2,382)        (2,733)        (9,288)

Current Year Provision for Income Taxes       0              0              0
                                      ---------        -------       --------
Net Income (Loss)                     $  (2,382)       $(2,733)      $ (9,288)
                                      =========        =======       ========
Loss Per Common Share                 $    (.01)       $  (.01)      $   (.01)
                                      =========        =======       ========
Weighted Average Shares Outstanding  27,527,980     27,527,980     25,854,469
                                     ==========     ==========     ==========


          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                Statements of Stockholders' Deficit
For the period from Reactivation [October 1999] through September 30, 2003

                          Preferred      Preferred       Common      Common
                           Shares          Stock         Shares      Stock

Balance, October 1, 1999  3,000,000      $ 30,000     12,527,980   $  12,528

Issued common stock for
cash at par, $.001,
March 11, 2000                                        15,000,000      15,000

Net income for the period
ended September 30, 2000
                         ----------      --------     ----------   ---------
Balance,
September 30, 2000        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2001
                         ----------     ---------     ----------   ---------
Balance,
September 30, 2001        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2002
                          ---------     ---------     ----------   ---------
Balance,
September 30, 2002        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2003
                          ---------     ---------     ----------   ---------
Balance,
September 30, 2003        3,000,000     $  30,000     27,527,980   $  27,528
                          =========     =========     ==========   =========

[Continued]
                   Westcott Products Corporation
                   [A Development Stage Company]
                Statements of Stockholders' Deficit
For the period from Reactivation [October 1999] through September 30, 2003

                                  Additional                       Net
                                   Paid-in      Accumulated    Stockholders'
                                   Capital        Deficit         Deficit

Balance, October 1, 1999         $ 2,758,685   $(2,867,932)    $ (66,719)

Issued common stock for cash at
par, $.001, March 11, 2000                                        15,000

Net income for the period ended
September 30, 2000                                    (992)         (992)
                                 -----------   -----------     ---------
Balance, September 30, 2000        2,758,685    (2,868,924)      (52,711)

Net income for the period ended
September 30, 2001                                  (3,181)       (3,181)
                                 -----------   -----------     ---------
Balance, September 30, 2001        2,758,685    (2,872,105)      (55,892)

Net income for the period ended
September 30, 2002                                  (2,733)       (2,733)
                                 -----------   -----------    ----------
Balance, September 30, 2002        2,758,685    (2,874,838)      (58,625)

Net income for the period ended
September 30, 2003                                  (2,382)       (2,382)
                                 -----------   -----------    ----------
Balance, September 30, 2003      $ 2,758,685   $(2,877,220)   $  (61,007)
                                 ===========   ===========    ==========

          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                      Statements of Cash Flows
   For the periods ended September 30, 2003 and 2002 and for the period from Reactivation [October 1999] through September 30, 2003


                                                                  Period from
                                                                  Reactivation
                                                                     through
                                          2003           2002       9/30/2003
                                      ---------        -------       --------
Cash Flows from Operating Activities
Net Loss                              $  (2,382)       $(2,733)      $ (9,288)
Adjustments to reconcile net loss to
net cash provided by operating
activities:
     Increase in current liabilities      2,372          2,723          9,177
                                      ---------        -------       --------
         Net Cash Used in Operating
         Activities                         (10)           (10)          (111)

Cash Flows from Financing Activities
Proceeds from issuance of common stock        0              0         15,000
Principal payments on loans                   0              0        (10,000)
                                      ---------        -------       --------
         Net Cash Provided by Financing
         Activities                           0              0          5,000
                                      ---------        -------       --------
       Net Increase/(Decrease) in Cash      (10)           (10)         4,889

Beginning Cash Balance                    4,899          4,909              0
                                      ---------        -------       --------
Ending Cash Balance                   $   4,889        $ 4,899       $  4,889
                                      =========        =======       ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for
  interest                            $       0        $     0       $      0
  Cash paid during the year for income
  taxes                                       0              0              0



          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                   Notes to Financial Statements
                         September 30, 2003

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (a)  Organization

          Westcott Products Corporation was chartered in the State of Delaware on June 24, 1986 as the surviving entity in a merger with Lee Building Products, Inc. The Company has been dormant for many years but began the process of reactivation in October 1999 and is now in the process of seeking new business opportunities.

          The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

          (b)  Income Taxes

          The Company uses the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of September 30, 2003 is $0 due to the valuation allowance established as described in Note 3.

          (c)  Net Loss Per Common Share

          Loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same.

          (d)  Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $4,889 in a cash trust account at September 30, 2003.

                   Westcott Products Corporation
                   [A Development Stage Company]
                   Notes to Financial Statements
                         September 30, 2003


NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          [continued]

          (e)  Use of Estimates in Preparation of Financial Statements

          The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2    LIQUIDITY/GOING CONCERN

          The Company has accumulated losses from reactivation through September 30, 2003 amounting to $9,288, has minimal assets, and no operations at September 30, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include raising capital to commence business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3    INCOME TAXES

          There is no current provision for or benefit from income tax paid or payable. Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2023. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                 Description                NOL           Tax          Rate
            Federal Income Tax            $9,288         $1,393         15%
            Valuation allowance                          (1,393)
                                                         ------
            Deferred tax asset 9/30/2003                 $    0

          The allowance has increased $357 from $1,036 as of September 30, 2002.

                   Westcott Products Corporation
                   [A Development Stage Company]
                   Notes to Financial Statements
                         September 30, 2003


NOTE 4    PREFERRED/COMMON STOCK

          In October of 1999 the Company began raising money in an effort to reactivate. On March 11, 2000, the Company issued 15,000,000 shares of common stock at par ($.001) for $15,000 cash.


NOTE 5    RELATED PARTY TRANSACTIONS

          A stockholder has paid expenses on behalf of the Company in the amount of $2,372 and $2,723 during the periods ending September 30, 2003 and 2002, respectively. The Company has recorded a liability of $9,177 as of September 30, 2003. The unsecured loan bears no interest and is due on demand.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

     No independent accountant of our Company has resigned, declined to stand for re-election or was dismissed during our Company's two most recent fiscal years or any interim period.

Item 8(a).  Controls and Procedures.
            ------------------------

     As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 8(b).  Other Information.
            ------------------

     None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending September 30, 2003 and 2002, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

                                           Date of           Date of
                     Positions            Election or       Termination
   Name                 Held             Designation       Resignation
   ----                 ----             -----------       -----------
Wayne Bassham       President               3/00                *
                    Director                2/00                *

Todd Albiston       Vice President          3/00                *
                    Director                3/00                *

Kent Faulkner       Director                3/00                *
                    Secretary               3/00                *

          * These persons presently serve in the capacities indicated opposite their respective names.

Term of Office.
---------------

     The term of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in February of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which officers for the coming year are elected.

Business Experience.
--------------------

     Wayne Bassham, our President and director is 46 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past fifteen years.

     Todd Albiston, our Vice President and director is 46 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past year. For the preceeding thirteen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.

     Kent Faulkner, our Secretary and director is 44 years of age. Mr. Faulkner is employed by BMW of Murray located in Salt Lake City. He was previously a sales manager for Intermountain Harley Davidson for the past two years. Mr. Faulkner had also been a district manager for Ecolab, Inc. for 18 years.

Family Relationships.
---------------------

     There are no family relationships between our officers and directors.

Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of our
Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

               (i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

              (ii)  Engaging in any type of business practice; or

              (iii) Engaging in any activity in connection with the
                    purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated; or

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     To our knowledge, during our past fiscal year and since then, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the Securities and Exchange Commission.

Audit Committee.
----------------

     We have not appointed an Audit Committee because of the lack of operations.

Code of Ethics.
---------------

     We have adopted a Code of Ethics and have attached a copy as Exhibit 14 to this Report.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Wayne Bassham  9/30/03   0     0     0         0        0      0       0
Director       9/30/02   0     0     0         0        0      0       0
President

Todd Albiston  9/30/03   0     0     0         0        0      0       0
Director       9/30/02   0     0     0         0        0      0       0
Vice Pres.

Kent Faulkner  9/30/03   0     0     0         0        0      0       0
Secretary      9/30/02   0     0     0         0        0      0       0
Director

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending September 30, 2003 and 2002, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which our Company's directors are compensated for any services provided as director. No additional amounts are payable to our Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of our Company's directors was compensated during our Company's last completed fiscal year or the previous two fiscal years for any service provided as director. See the Summary Compensation Table of this Item.

Termination of Employment and Change of Control Arrangement.
------------------------------------------------------------

     There are no compensatory plans or arrangements, including payments to be received from our Company, with respect to any person named in the Summary Compensation Table set out above which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of such person's employment with our Company or its subsidiaries, or any change in control of our Company, or a change in the person's responsibilities following a change in control of our Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who own more than five percent of our Company's common stock as of September 30, 2004 and 2003, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                     9/30/03      9/30/04        Currently
----------------                    --------     --------      --------------

ARTCO Trustee*            10,955,881 39.8%  10,955,881 39.8%  10,955,881 39.8%

Leonard W. Burningham      5,000,000 18.2%   5,000,000 18.2%   5,000,000 18.2%

Duane S. Jenson            5,006,980 18.2%   5,006,980 18.2%   5,006,980 18.2%

Jeff D. Jenson             5,000,000 18.2%   5,000,000 18.2%   5,000,000 18.2%

TOTALS                    25,962,861 94.3%  25,962,861 94.3%  25,962,861 94.3%

* On October 5, 2000, in order to reconcile our Company's transfer records, we authorized the issuance of 10,955,881 shares of our common stock in the name of ARTCO Trustee, our transfer agent, for the sole purpose of replacing certificates presented for transfer that are not reflected on the shareholders list, if there is reasonable cause to believe that such certificates were issued by Mellon Securities Transfer, our previous transfer agent, and would have been represented alphabetically, on pages 269 or 270 of Mellon Securities Transfer shareholder list dated December 27, 1993.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of management of our Company as of September 30, 2004 and 2003, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                     9/30/03      9/30/04        Currently
----------------                    --------     --------      --------------
Wayne Bassham                       -0-            -0-            -0-

Todd Albiston                       -0-            -0-            -0-

Kent Faulkner                       -0-            -0-            -0-
Totals                              -0-            -0-            -0-

Changes in Control.
-------------------

     To the knowledge of management, there are no present arrangements or pledges of our Company's securities which may result in a change in control.

Item 12. Certain Relationships and Related Transactions.
--------------------------------------------------------

Transactions with Management and Others.
----------------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of our Company's common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Certain Business Relationships.
-------------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Indebtedness of Management.
---------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director, executive officer or any security holder who is known to our Company to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Transactions with Promoters.
----------------------------

     There were no material transactions, or series of similar transactions, during our Company's last three fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

Item 13. Exhibits and Reports on Form 8-K.
------------------------------------------

Reports on Form 8-K.
--------------------

     None.
                                                  Exhibit
Exhibits*                                         Number
Number                                            ------
------
          (i)

3.1       Articles of Incorporation dated June 24, 1986

3.2       Certificate of Ownership and Merger dated June 26, 1986

3.3       Certificate of Designation of Preferred Series A dated August 6,
          1986

3.4       By-laws

14        Code of Conduct

31.1      Certification of Wayne Bassham

31.2      Certification of Kent Faulkner

32        906 Certification

          (ii)

          None.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Westcott Products Corporation by its principal accountants during the calendar years ended September 30, 2003, and September 30, 2002:

     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $1,677         $2,034

     Audit-related fees                $    0         $    0

     Tax fees                          $  481         $  175

     All other fees                    $    0         $    0

     Total fees                        $2,158         $2,209

     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   WESTCOTT PRODUCTS CORPORATION


Date: 12/26/2005                   By/s/Wayne Bassham
                                     Wayne Bassham, President and
                                     Director



Date: 12/26/2005                   By/s/Todd Albiston
                                     Todd Albiston, Vice President and
                                     Director


Date: 12/28/2005                   By/s/Kent Faulkner
                                     Kent Faulkner, Secretary and
                                     Director


     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                                   WESTCOTT PRODUCTS CORPORATION


Date: 12/26/2005                   By/s/Wayne Bassham
                                     Wayne Bassham, President and
                                     Director


Date: 12/26/2005                   By/s/Todd Albiston
                                     Todd Albiston, Vice President and
                                     Director


Date: 12/28/2005                   By/s/Kent Faulkner
                                     Kent Faulkner, Secretary and
                                     Director