Form 10QSB
period 2003-12-31
WESTCOTT PRODUCTS CORP
filed 2005-12-30
CIK 845819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ____________  to____________

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

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act:

                        Common stock, $0.001 par value
                        ------------------------------


     Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.   Yes [ ]
No [ ]   Yes [X]    No  [ ]

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes X    No
                                                ---     ---

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              March 1, 2005

                            27,527,980 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements.

                       Westcott Products Corporation
                       [A Development Stage Company]
                         Condensed Balance Sheet
                            December 31, 2003

                                    ASSETS

Assets
  Current Assets
     Cash                                                $   4,889
                                                         ---------
           Total Current Assets                              4,889
                                                         ---------
                            Total Assets                 $   4,889
                                                         =========
               LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accrued liabilities                                    $  56,719
  Payable to shareholders - Note 3                           9,237
                                                         ---------
           Total Current Liabilities                        65,956
                                                         ---------
                         Total Liabilities                  65,956

Stockholders' Deficit:
  Preferred Stock   50,000,000 shares authorized having
  a par value of $.01, $1.00 liquidation value; 3,000,000
  issued and outstanding                                    30,000
  Capital Stock   50,000,000 shares authorized having a
   par value of $.001 per share; 27,527,980 shares issued
   and outstanding - Note 4                                 27,528
  Additional Paid-in Capital                             2,758,685
  Accumulated Deficit                                   (2,867,932)
  Deficit accumulated in development stage                  (9,348)
                                                        ----------
                    Total Stockholders' Deficit            (61,067)
                                                        ----------
            Total Liabilities and Stockholders' Deficit $    4,889
                                                        ==========

          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                Condensed Statements of Operations
   For the three month periods ended December 31, 2003 and 2002 and for the period from Reactivation [October 1999] through December 31, 2003


                                         Three          Three     Period from
                                         Months         Months    Reactivation
                                         Ended          Ended        through
                                      12/31/2003     12/31/2002    12/31/2003
                                      ---------        -------       --------
Revenues                              $       0        $     0       $      0

General & Administrative Expenses            60          1,156          9,348
                                      ---------        -------       --------
        Operating Income (Loss)             (60)        (1,156)        (9,348)
                                      ---------        -------       --------
    Net Loss Before Income Taxes            (60)        (1,156)        (9,348)

Current Year Provision for Income Taxes       0              0              0
                                      ---------        -------       --------
Net Income (Loss)                     $     (60)       $(1,156)      $ (9,348)
                                      =========        =======       ========
Loss Per Common Share                 $    (.01)       $  (.01)      $   (.01)
                                      =========        =======       ========
Weighted Average Shares Outstanding  27,527,980     27,527,980     26,188,988
                                     ==========     ==========     ==========


          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                 Condensed Statements of Cash Flows
   For the three month periods ended December 31, 2003 and 2002 and for the period from Reactivation [October 1999] through December 31, 2003


                                         Three          Three     Period from
                                         Months         Months    Reactivation
                                         Ended          Ended        through
                                      12/31/2003     12/31/2002    12/31/2003
                                      ---------        -------       --------
Cash Flows from Operating Activities
Net Loss                              $     (60)       $(1,156)      $ (9,348)
Adjustments to reconcile net loss to
net cash provided by operating
activities:
     Increase in current liabilities         60          1,156          9,237
                                      ---------        -------       --------
         Net Cash Used in Operating
         Activities                           0              0           (111)

Cash Flows from Financing Activities
Proceeds from issuance of common stock        0              0         15,000
Principal payments on loans                   0              0        (10,000)
                                      ---------        -------       --------
         Net Cash Provided by Financing
         Activities                           0              0          5,000
                                      ---------        -------       --------
       Net Increase/(Decrease) in Cash        0              0          4,889

Beginning Cash Balance                    4,889          4,899              0
                                      ---------        -------       --------
Ending Cash Balance                   $   4,889        $ 4,899       $  4,889
                                      =========        =======       ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for
  interest                            $       0        $     0       $      0
  Cash paid during the year for income
  taxes                                       0              0              0



          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
              Notes to Condensed Financial Statements
                         December 31, 2003


NOTE 1    BASIS OF PRESENTATION

         The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended September 30, 2003. The results of operation for the period ended December 31, 2003 are not necessarily indicative of the operating results for the full years.


NOTE 2    LIQUIDITY/GOING CONCERN

          The Company does not have significant assets, not has it established operations and has accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3    RELATED PARTY TRANSACTIONS

          The Company owes a related party for the expenses paid on their behalf for the period ending December 31, 2003 in the amount of $60. The Company has recorded a liability of $9,237 as of December 31, 2003. The unsecured loan bears no interest and is due on demand.

NOTE 4    SUBSEQUENT EVENT

          As of November 29, 2005, the Company has been deemed released from a November 11, 1989 Judgment with interest totaling $55,673.22, a December 31, 1986 Federal Tax Lien totaling $506.77, and a December 31, 1987 Federal Tax Lien totaling $538.94. The total amount of $56,719 is the total amount of the reported accrued liabilities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

Plan of Operation.
------------------

     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Delaware, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

Results of Operations.
----------------------

Three Months Ended December 31, 2003 compared to Three Months Ended December 31, 2002.
---------

          In the quarterly period ended December 31, 2003, we had sales of $0, compared to the quarterly period ended December 31, 2002, with sales of $0. General and administrative expenses were $60 for the December 31, 2003 period compared to $1,156 for the December 31, 2002 period. We had net loss of $60 for the December 31, 2003 period compared to a net loss of $1,156 for the December 31, 2002 period.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of December 31, 2003, were $4,889. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements.
---------------------------

          The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management's existing beliefs about present and future events outside of management's control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, Westcott's actual results may vary materially from those anticipated, estimated, projected or intended.

Item 3.   Controls and Procedures.

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed or filed by us is recorded, processed or summarized, with the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

     None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     None; not applicable.

Item 3.   Defaults Upon Senior Securities.

     None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     None; not applicable.

Item 5.   Other Information.

     None; not applicable.

Item 6.   Exhibits.

     (a) Exhibits.

         31.1 302 Certification of Wayne Bassham

         31.2 302 Certification of Kent Faulkner

         32 906 Certification

                                SIGNATURES

          In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         WESTCOTT PRODUCTS CORPORATION


Date: 12/26/2005                         By:/s/Wayne Bassham
      ----------                            ------------------------
                                            Wayne Bassham
                                            President and Director

Date: 12/28/2005                         By:/s/Kent Faulkner
      ----------                            ------------------------
                                            Kent Faulkner,
                                            Secretary and Director