Form 10KSB
period 2004-09-30
WESTCOTT PRODUCTS CORP
filed 2005-12-30
CIK 845819

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended September 30, 2004
                               ------------------

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: September 30, 2004; None.

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

     Copies of the Certificate of Ownership and Merger and our Articles of Incorporation, as amended, together with our By-Laws, are attached to our 10KSB for the year ended September 30, 2003 and are herein by reference. See
Part III, Item 1.

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

Auditor's 'Going Concern' Opinion.
----------------------------------

     The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the fiscal year ended September 30, 2004 and 2003, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

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

Holders.
--------

     The number of record holders of our Company's common stock as of the year ended September 30, 2004 was approximately 555; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of December 1, 2005 there were approximately 555 stockholders.

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

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended September 30, 2004.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end September 30, 2004 or since 1990.

     Our Company's plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest;
(ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a "going concern" engaged in any industry selected.

     Our Company's only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Utah, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

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

Item 7.  Financial Statements.
------------------------------

                   Westcott Products Corporation
                   [A Development Stage Company]
Financial Statements and Report of Independent Registered Public Accounting
                               Firm
                         September 30, 2004

                   Westcott Products Corporation
                   [A Development Stage Company]
                         TABLE OF CONTENTS

                                                                      Page

Report of Independent Registered Public Accounting Firm                 3

Balance Sheet -- September 30, 2004                                     4

Statements of Operations for the years ended September 30, 2004 and 2003 and for the period from Reactivation [October 1999] through
September 30, 2004                                                      5

Statements of Stockholders' Deficit for the period from Reactivation
[October 1999] through September 30, 2004                               6

Statements of Cash Flows for the years ended September 30, 2004 and
2003 and for the period from Reactivation [October 1999] through
September 30, 2004                                                      7

Notes to Financial Statements                                        8 -- 10

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Westcott Products Corporation [a development stage company]


We have audited the accompanying balance sheet of Westcott Products Corporation [a development stage company] as of September 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the periods ended September 30, 2004 and 2003, and for the period from Reactivation [October 1999] through September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westcott Products Corporation [a development stage company] as of September 30, 2004, and the results of operations and cash flows for the years ended September 30, 2004 and 2003 and for the period from Reactivation [October 1999] through September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla McReynolds, LLC
Mantyla McReynolds, LLC

Salt Lake City, Utah
January 21, 2005

                         Westcott Products Corporation
                         [A Development Stage Company]
                                Balance Sheet
                             September 30, 2004

                                    ASSETS

Assets
  Current Assets
     Cash                                                $   4,889
                                                         ---------
           Total Current Assets                              4,889
                                                         ---------
                            Total Assets                 $   4,889
                                                         =========
               LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accrued liabilities                                    $  56,719
  Payable to shareholders - Note 5                          11,347
                                                         ---------
           Total Current Liabilities                        68,066
                                                         ---------
                         Total Liabilities                  68,066

Stockholders' Deficit:
  Preferred Stock   50,000,000 shares authorized having
  a par value of $.01, $1.00 liquidation value; 3,000,000
  issued and outstanding                                    30,000
  Capital Stock   50,000,000 shares authorized having a
   par value of $.001 per share; 27,527,980 shares issued
   and outstanding - Note 4                                 27,528
  Additional Paid-in Capital                             2,758,685
  Accumulated Deficit                                   (2,867,932)
  Deficit accumulated in development stage                 (11,458)
                                                        ----------
                    Total Stockholders' Deficit            (63,177)
                                                        ----------
            Total Liabilities and Stockholders' Deficit $    4,889
                                                        ==========

          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                      Statements of Operations
   For the periods ended September 30, 2004 and 2003 and for the period from Reactivation [October 1999] through September 30, 2004


                                                                  Period from
                                                                  Reactivation
                                                                     through
                                          2004           2003       9/30/2004
                                      ---------        -------       --------
Revenues                              $       0        $     0       $      0

General & Administrative Expenses         2,170          2,382         11,458
                                      ---------        -------       --------
        Operating Income (Loss)          (2,170)        (2,382)       (11,458)
                                      ---------        -------       --------
    Net Loss Before Income Taxes         (2,170)        (2,382)       (11,458)

Current Year Provision for Income Taxes       0              0              0
                                      ---------        -------       --------
Net Income (Loss)                     $  (2,170)       $(2,382)      $(11,458)
                                      =========        =======       ========
Loss Per Common Share                 $    (.01)       $  (.01)      $   (.01)
                                      =========        =======       ========
Weighted Average Shares Outstanding  27,527,980     27,527,980     26,188,988
                                     ==========     ==========     ==========


          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                Statements of Stockholders' Deficit
For the period from Reactivation [October 1999] through September 30, 2004

                          Preferred      Preferred       Common      Common
                           Shares          Stock         Shares      Stock

Balance, October 1, 1999  3,000,000      $ 30,000     12,527,980   $  12,528

Issued common stock for
cash at par, $.001,
March 11, 2000                                        15,000,000      15,000

Net income for the period
ended September 30, 2000
                         ----------      --------     ----------   ---------
Balance,
September 30, 2000        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2001
                         ----------     ---------     ----------   ---------
Balance,
September 30, 2001        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2002
                          ---------     ---------     ----------   ---------
Balance,
September 30, 2002        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2003
                          ---------     ---------     ----------   ---------
Balance,
September 30, 2003        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2004
                          ---------     ---------     ----------   ---------
Balance,
September 30, 2004        3,000,000        30,000     27,527,980      27,528
                          =========     =========     ==========   =========

[Continued]
                   Westcott Products Corporation
                   [A Development Stage Company]
                Statements of Stockholders' Deficit
For the period from Reactivation [October 1999] through September 30, 2004

                                  Additional                       Net
                                   Paid-in      Accumulated    Stockholders'
                                   Capital        Deficit         Deficit

Balance, October 1, 1999         $ 2,758,685   $(2,867,932)    $ (66,719)

Issued common stock for cash at
par, $.001, March 11, 2000                                        15,000

Net income for the period ended
September 30, 2000                                    (992)         (992)
                                 -----------   -----------     ---------
Balance, September 30, 2000        2,758,685    (2,868,924)      (52,711)

Net income for the period ended
September 30, 2001                                  (3,181)       (3,181)
                                 -----------   -----------     ---------
Balance, September 30, 2001        2,758,685    (2,872,105)      (55,892)

Net income for the period ended
September 30, 2002                                  (2,733)       (2,733)
                                 -----------   -----------    ----------
Balance, September 30, 2002        2,758,685    (2,874,838)      (58,625)

Net income for the period ended
September 30, 2003                                  (2,382)       (2,382)
                                 -----------   -----------    ----------
Balance, September 30, 2003      $ 2,758,685   $(2,877,220)   $  (61,007)

Net income for the period ended
September 30, 2004                                  (2,170)       (2,170)
                                 -----------   -----------    ----------
Balance, September 30, 2003      $ 2,758,685   $(2,879,390)   $  (63,177)
                                 ===========   ===========    ==========

          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                      Statements of Cash Flows
   For the periods ended September 30, 2004 and 2003 and for the period from Reactivation [October 1999] through September 30, 2004


                                                                  Period from
                                                                  Reactivation
                                                                     through
                                          2004           2003       9/30/2004
                                      ---------        -------       --------
Cash Flows from Operating Activities
Net Loss                              $  (2,170)       $(2,382)      $(11,458)
Adjustments to reconcile net loss to
net cash provided by operating
activities:
     Increase in current liabilities      2,170          2,372         11,347
                                      ---------        -------       --------
         Net Cash Used in Operating
         Activities                           0            (10)          (111)

Cash Flows from Financing Activities
Proceeds from issuance of common stock        0              0         15,000
Principal payments on loans                   0              0        (10,000)
                                      ---------        -------       --------
         Net Cash Provided by Financing
         Activities                           0              0          5,000
                                      ---------        -------       --------
       Net Increase/(Decrease) in Cash        0            (10)         4,889

Beginning Cash Balance                    4,889          4,899              0
                                      ---------        -------       --------
Ending Cash Balance                   $   4,889        $ 4,889       $  4,889
                                      =========        =======       ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for
  interest                            $       0        $     0       $      0
  Cash paid during the year for income
  taxes                                       0              0              0



          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                   Notes to Financial Statements
                         September 30, 2004


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (a)  Organization

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

          The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

          (b)  Income Taxes

          The Company uses the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Prior years' financial statements have not been restated to apply the provisions of the Statement. The cumulative effect of this change in accounting for income taxes as of September 30, 2004 is $0 due to the valuation allowance established as described in Note 3.

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

          (d)  Statement of Cash Flows

          For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $4,889 in a cash trust account at September 30, 2004.

                   Westcott Products Corporation
                   [A Development Stage Company]
                   Notes to Financial Statements
                         September 30, 2004


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

NOTE 2    LIQUIDITY/GOING CONCERN

          The Company has accumulated losses from reactivation through September 30, 2004 amounting to $11,458, has minimal assets, and no operations at September 30, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern.

          Management plans include raising capital to commence business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3    INCOME TAXES

          There is no current provision for or benefit from income tax paid or payable. Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2024. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                  Description                  NOL       Tax       Rate
              Federal Income Tax             $11,458   $1,719       5%
              Valuation allowance                      (1,719)
                                                       ------
                 Deferred tax asset 9/30/04                $0

          The allowance has increased $220 from $1,393 as of September 30, 2003.

                   Westcott Products Corporation
                   [A Development Stage Company]
                   Notes to Financial Statements
                         September 30, 2004

NOTE 4    PREFERRED/COMMON STOCK

          In October of 1999 the Company began raising money in an effort to reactivate. On March 11, 2000, the Company issued 15,000,000 shares of common stock at par ($.001) for $15,000 cash.


NOTE 5    RELATED PARTY TRANSACTIONS

          A stockholder has paid expenses on behalf of the Company in the amount of $2,170 and $2,372 during the periods ending September 30, 2004 and 2003, respectively. The Company has recorded a liability of $9,177 as of September 30, 2003. The unsecured loan bears no interest and is due on demand.

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

     None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending September 30, 2004 and 2003, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Code of Ethics.
---------------

     We have adopted a Code of Ethics and have attached a copy as Exhibit 14 to our 2003 10KSB Annual Report.

Item 10. Executive Compensation.
--------------------------------

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Wayne Bassham  9/30/04   0     0     0         0        0      0       0
Director       9/30/03   0     0     0         0        0      0       0
President      9/30/02   0     0     0         0        0      0       0

Todd Albiston  9/30/04   0     0     0         0        0      0       0
Director       9/30/03   0     0     0         0        0      0       0
Vice Pres.     9/30/02   0     0     0         0        0      0       0

Kent Faulkner  9/30/04   0     0     0         0        0      0       0
Secretary      9/30/03   0     0     0         0        0      0       0
Director       9/30/02   0     0     0         0        0      0       0

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending September 30, 2004 and 2003, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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
------
          (i)

3.1       Articles of Incorporation dated June 24, 1986*

3.2       Certificate of Ownership and Merger dated June 26, 1986*

3.3       Certificate of Designation of Preferred Series A dated August 6,
          1986*

3.4       By-laws*

14        Code of Conduct*

31.1      Certification of Wayne Bassham

31.2      Certification of Kent Faulkner

32        906 Certification

* These exhibits were attached to our 2003 10KSB Annual Report and are incorporated herein by reference.

          (ii)

          None.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Westcott Products Corporation by its principal accountants during the calendar years ended September 30, 2004, and September 30, 2003:

     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $1,643         $1,677

     Audit-related fees                $    0         $    0

     Tax fees                          $  200         $  481

     All other fees                    $    0         $    0

     Total fees                        $1,843         $2,158

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