Form 10QSB
period 2004-12-31
WESTCOTT PRODUCTS CORP
filed 2005-12-30
CIK 845819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                               FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2004

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              March 1, 2005

                            27,527,980 shares

Transitional Small Business Disclosure Format (Check one):  Yes  X  No
                                                                ---   ---

                      PART I - FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements.

                       Westcott Products Corporation
                       [A Development Stage Company]
                          Condensed Balance Sheet
                              December 31, 2004

                                    ASSETS

Assets
  Current Assets
     Cash                                                $   4,889
                                                         ---------
           Total Current Assets                              4,889
                                                         ---------
                            Total Assets                 $   4,889
                                                         =========
               LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accrued liabilities                                    $  56,719
  Payable to shareholders - Note 3                          11,347
                                                         ---------
           Total Current Liabilities                        68,066
                                                         ---------
                         Total Liabilities                  68,066

Stockholders' Deficit:
  Preferred Stock   50,000,000 shares authorized having
  a par value of $.01, $1.00 liquidation value; 3,000,000
  issued and outstanding                                    30,000
  Capital Stock   50,000,000 shares authorized having a
   par value of $.001 per share; 27,527,980 shares issued
   and outstanding - Note 4                                 27,528
  Additional Paid-in Capital                             2,758,685
  Accumulated Deficit                                   (2,867,932)
  Deficit accumulated in development stage                 (11,458)
                                                        ----------
                    Total Stockholders' Deficit            (63,177)
                                                        ----------
            Total Liabilities and Stockholders' Deficit $    4,889
                                                        ==========

          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                 Condensed Statements of Operations
   For the three month periods ended December 31, 2004 and 2003 and for the period from Reactivation [October 1999] through December 31, 2004


                                         Three          Three     Period from
                                         Months         Months    Reactivation
                                         Ended          Ended        through
                                      12/31/2004     12/31/2003    12/31/2004
                                      ---------        -------       --------
Revenues                              $       0        $     0       $      0

General & Administrative Expenses             0             60         11,458
                                      ---------        -------       --------
        Operating Income (Loss)               0            (60)       (11,458)
                                      ---------        -------       --------
    Net Loss Before Income Taxes              0            (60)       (11,458)

Current Year Provision for Income Taxes       0              0              0
                                      ---------        -------       --------
Net Income (Loss)                     $       0        $   (60)      $(11,458)
                                      =========        =======       ========
Loss Per Common Share                 $    (.00)       $  (.01)      $   (.01)
                                      =========        =======       ========
Weighted Average Shares Outstanding  27,527,980     27,527,980     26,188,988
                                     ==========     ==========     ==========


          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                 Condensed Statements of Cash Flows
   For the three month periods ended December 31, 2004 and 2003 and for the period from Reactivation [October 1999] through December 31, 2004


                                         Three          Three     Period from
                                         Months         Months    Reactivation
                                         Ended          Ended        through
                                      12/31/2004     12/31/2003    12/31/2004
                                      ---------        -------       --------
Cash Flows from Operating Activities
Net Loss                              $       0        $   (60)      $(11,458)
Adjustments to reconcile net loss to
net cash provided by operating
activities:
     Increase in current liabilities          0             60         11,347
                                      ---------        -------       --------
         Net Cash Used in Operating
         Activities                           0              0           (111)

Cash Flows from Financing Activities
Proceeds from issuance of common stock        0              0         15,000
Principal payments on loans                   0              0        (10,000)
                                      ---------        -------       --------
         Net Cash Provided by Financing
         Activities                           0              0          5,000
                                      ---------        -------       --------
       Net Increase/(Decrease) in Cash        0              0          4,889

Beginning Cash Balance                    4,889          4,899              0
                                      ---------        -------       --------
Ending Cash Balance                   $   4,889        $ 4,899       $  4,889
                                      =========        =======       ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for
  interest                            $       0        $     0       $      0
  Cash paid during the year for income
  taxes                                       0              0              0



          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
               Notes to Condensed Financial Statements
                         December 31, 2004

NOTE 1    BASIS OF PRESENTATION

         The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended September 30, 2004. The results of operation for the period ended December 31, 2004 are not necessarily indicative of the operating results for the full years.


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

NOTE 3    RELATED PARTY TRANSACTIONS

          The Company owes a related party for the expenses paid on their behalf for the period ending December 31, 2004 in the amount of $0. The Company has recorded a liability of $11,347 as of December 31, 2004. The unsecured loan bears no interest and is due on demand.


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

Results of Operations.
----------------------

Three Months Ended December 31, 2004 compared to Three Months Ended December 31, 2003.
---------

          In the quarterly period ended December 31, 2004, we had sales of $0, compared to the quarterly period ended December 31, 2003, with sales of $0. General and administrative expenses were $0 for the December 31, 2004 period compared to $60 for the December 31, 2003 period. We had net loss of $60 for the December 31, 2003 period compared to a net loss of $0 for the December 31, 2004 period.

Liquidity and Capital Resources.
--------------------------------

          Our total assets as of December 31, 2004, were $4,889. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

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