Form 10KSB
period 2005-09-30
WESTCOTT PRODUCTS CORP
filed 2005-12-30
CIK 845819

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended September 30, 2005
                               ------------------

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: September 30, 2005; None.

     State the aggregate market value of the common voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     December 20, 2005 - $1,565. There are approximately 1,565,119 shares of common voting stock of the Registrant held by non-affiliates. During the past year, there is no "public market" for shares of common stock of the Registrant, so the Registrant has arbitrarily valued these shares on the basis of $0.001 par value per share.

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

     December 20, 2005: 27,527,980 shares of common stock.

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

Auditor's 'Going Concern' Opinion.
----------------------------------

     The Independent Auditor's Report issued in connection with the audited financial statements of our Company for the fiscal year ended September 30, 2005 and 2004, expresses "substantial doubt about its ability to continue as a going concern," due to our Company's status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

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

Holders.
--------

     The number of record holders of our Company's common stock as of the year ended September 30, 2005 was approximately 555; these numbers do not include an indeterminate number of stockholders whose shares are held by brokers in street name. As of December 20, 2005 there were approximately 555 stockholders.

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

Purchases of Equity Securities by Us and Affiliated Purchasers.
---------------------------------------------------------------

     There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended September 30, 2005.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Plan of Operation.
------------------

     Our Company has not engaged in any material operations during the year end September 30, 2005 or since 1990.

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

Item 7.  Financial Statements.
------------------------------

                   Westcott Products Corporation
                   [A Development Stage Company]
Financial Statements and Report of Independent Registered Public Accounting
                               Firm
                         September 30, 2005

                   Westcott Products Corporation
                   [A Development Stage Company]
                         TABLE OF CONTENTS

                                                                      Page

Report of Independent Registered Public Accounting Firm                 1

Balance Sheet -- September 30, 2005                                     2

Statements of Operations for the years ended September 30, 2005 and 2004 and for the period from Reactivation [October 1999] through
September 30, 2005                                                      3

Statements of Stockholders' Deficit for the period from Reactivation
[October 1999] through September 30, 2005                               4

Statements of Cash Flows for the years ended September 30, 2005 and
2004 and for the period from Reactivation [October 1999] through
September 30, 2005                                                      5

Notes to Financial Statements                                        6 -- 11

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Westcott Products Corporation [a development stage company]


We have audited the accompanying balance sheet of Westcott Products Corporation [a development stage company] as of September 30, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the periods ended September 30, 2005 and 2004, and for the period from Reactivation [October 1999] through September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westcott Products Corporation [a development stage company] as of September 30, 2005, and the results of operations and cash flows for the years ended September 30, 2005 and 2004 and for the period from Reactivation [October 1999] through September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Mantyla McReynolds, LLC
Mantyla McReynolds,LLC
Salt Lake City, Utah
November 14, 2005

                         Westcott Products Corporation
                         [A Development Stage Company]
                                Balance Sheet
                             September 30, 2005

                                    ASSETS

Assets
  Current Assets
     Cash                                                $   3,684
     Prepaid Expenses                                          160
                                                         ---------
           Total Current Assets                              3,844
                                                         ---------
                            Total Assets                 $   3,844
                                                         =========
               LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
  Current Liabilities:
  Accrued liabilities - Note 5                           $       0
  Payable to shareholders - Note 6                          14,456
                                                         ---------
           Total Current Liabilities                        14,456
                                                         ---------
                         Total Liabilities                  14,456

Stockholders' Deficit:
  Preferred Stock   50,000,000 shares authorized having
  a par value of $.01, $1.00 liquidation value; 3,000,000
  issued and outstanding                                    30,000
  Capital Stock   50,000,000 shares authorized having a
   par value of $.001 per share; 27,527,980 shares issued
   and outstanding - Note 4                                 27,528
  Additional Paid-in Capital                             2,758,685
  Accumulated Deficit                                   (2,867,932)
  Deficit accumulated in development stage                  41,107
                                                        ----------
                    Total Stockholders' Deficit            (10,612)
                                                        ----------
            Total Liabilities and Stockholders' Deficit $    3,844
                                                        ==========

          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                      Statements of Operations
   For the periods ended September 30, 2005 and 2004 and for the period from Reactivation [October 1999] through September 30, 2005


                                                                  Period from
                                                                  Reactivation
                                                                     through
                                          2005           2004       9/30/2005
                                      ---------        -------       --------
Revenues                              $       0        $     0       $      0

General & Administrative Expenses         4,154          2,170         15,612
                                      ---------        -------       --------
        Operating Income (Loss)          (4,154)        (2,170)       (15,612)
                                      ---------        -------       --------
Other Income                             56,719              0         56,719
                                      ---------        -------       --------
    Net (Loss) Before Income Taxes       52,565         (2,170)        41,107

Current Year Provision for Income Taxes       0              0              0
                                      ---------        -------       --------
Net Income (Loss)                     $  52,565        $(2,170)      $ 41,107
                                      =========        =======       ========
Loss Per Common Share                 $     .00        $  (.01)      $    .00
                                      =========        =======       ========
Weighted Average Shares Outstanding  27,527,980     27,527,980     26,188,988
                                     ==========     ==========     ==========


          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                Statements of Stockholders' Deficit
For the period from Reactivation [October 1999] through September 30, 2005

                          Preferred      Preferred       Common      Common
                           Shares          Stock         Shares      Stock

Balance, October 1, 1999  3,000,000      $ 30,000     12,527,980   $  12,528

Issued common stock for
cash at par, $.001,
March 11, 2000                                        15,000,000      15,000

Net income for the period
ended September 30, 2000
                         ----------      --------     ----------   ---------
Balance,
September 30, 2000        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2001
                         ----------     ---------     ----------   ---------
Balance,
September 30, 2001        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2002
                          ---------     ---------     ----------   ---------
Balance,
September 30, 2002        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2003
                          ---------     ---------     ----------   ---------
Balance,
September 30, 2003        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2004
                          ---------     ---------     ----------   ---------
Balance,
September 30, 2004        3,000,000        30,000     27,527,980      27,528

Net income for the period
ended September 30, 2005
                          ---------     ---------     ----------   ---------
Balance,
September 30, 2005        3,000,000        30,000     27,527,980      27,528
                          =========     =========     ==========   =========

[Continued]
                   Westcott Products Corporation
                   [A Development Stage Company]
                Statements of Stockholders' Deficit
For the period from Reactivation [October 1999] through September 30, 2005

                                                     Deficit
                           Additional              Accumulated       Net
                            Paid-in   Accumulated in development Stockholders'
                            Capital     Deficit        stage       Deficit

Balance, October 1, 1999  $ 2,758,685 $(2,867,932)  $         0    $ (66,719)

Issued common stock for
cash at par, $.001, March
11, 2000                                                              15,000

Net income for the period
ended September 30, 2000                                   (992)        (992)

                          ----------- -----------   -----------    ---------
Balance,
September 30, 2000          2,758,685  (2,867,932)         (992)     (52,711)

Net income for the period
ended September 30, 2001                                 (3,181)      (3,181)
                          ----------- -----------   -----------    ---------
Balance,
September 30, 2001          2,758,685  (2,867,932)       (4,173)     (55,892)

Net income for the period
ended September 30, 2002                                 (2,733)      (2,733)
                          ----------- -----------   -----------    ---------
Balance,
September 30, 2002          2,758,685  (2,867,932)       (6,906)     (58,625)

Net income for the period
ended September 30, 2003                                 (2,382)      (2,382)
                          ----------- -----------   -----------    ---------
Balance,
September 30, 2003          2,758,685  (2,867,932)       (9,288)     (61,007)

Net income for the period
ended September 30, 2004                                 (2,170)      (2,170)
                          ----------- -----------   -----------    ---------
Balance,
September 30, 2004          2,758,685  (2,867,932)      (11,458)     (63,177)

Net income for the period
ended September 30, 2005                                 52,565       52,565
                          ----------- -----------   -----------    ---------
Balance,
September 30, 2005        $ 2,758,685 $(2,867,932)  $    41,107    $ (10,612)
                          =========== ===========   ===========    =========

          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                      Statements of Cash Flows
   For the periods ended September 30, 2005 and 2004 and for the period from Reactivation [October 1999] through September 30, 2005


                                                                  Period from
                                                                  Reactivation
                                                                     through
                                          2005           2004       9/30/2005
                                      ---------        -------       --------
Cash Flows from Operating Activities
Net Income (Loss)                     $  52,565        $(2,170)      $ 41,107
Adjustments to reconcile net loss to
net cash provided by operating
activities:
     (Increase) decrease in current
      assets                               (160)             0           (160)
     Increase (decrease) in current
      liabilities                       (53,610)         2,170        (42,263)
                                      ---------        -------       --------
         Net Cash (Used in) Operating
         Activities                      (1,205)             0         (1,316)

Cash Flows from Financing Activities
Proceeds from issuance of common stock        0              0         15,000
Principal payments on loans                   0              0        (10,000)
                                      ---------        -------       --------
         Net Cash Provided by Financing
         Activities                           0              0          5,000
                                      ---------        -------       --------
       Net Increase/(Decrease) in Cash   (1,205)             0          3,684

Beginning Cash Balance                    4,889          4,899              0
                                      ---------        -------       --------
Ending Cash Balance                   $   3,684        $ 4,889       $  3,684
                                      =========        =======       ========

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the year for
  interest                            $       0        $     0       $      0
  Cash paid during the year for income
  taxes                                       0              0              0



          See accompanying notes to financial statements.

                   Westcott Products Corporation
                   [A Development Stage Company]
                   Notes to Financial Statements
                         September 30, 2005

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Organization

     Westcott Products Corporation was chartered in the State of Delaware on June 24, 1986 as the surviving entity in a merger with Lee Building Products, Inc. The Company had been dormant for many years but began the process of reactivation in October 1999 and is now in the process of seeking new business opportunities.

     The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

          (b)  Income Taxes

     The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

          (c)  Net Loss Per Common Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic loss per common share is based on the weighted-average number of shares outstanding. Diluted income or loss per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. There are no common stock equivalents outstanding, thus, basic and diluted income or loss per share calculations are the same.

     (d)  Statement of Cash Flows

     For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $3,684 in cash as of September 30, 2005.

                 Westcott Products Corporation
                 [A Development Stage Company]
                 Notes to Financial Statements
                       September 30, 2005
                          [Continued]

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

     (f)  Revenue Recognition

     The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition" SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as earned.

     (g)  Impact of New Accounting Standards

     In November 2004, FASB issued SFAS 151, "Inventory Costs." SFAS 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB 43, Chapter 4, "Inventory Pricing." SFAS 151 requires that items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS 151 to have a material impact on the Company's financial statements.

                 Westcott Products Corporation
                 [A Development Stage Company]
                 Notes to Financial Statements
                       September 30, 2005
                          [Continued]

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     [continued]

     (g)  Impact of New Accounting Standards [continued]

     In December 2004, the FASB issued SFAS 123 (R), "Share-Based Payment." SFAS 123 (R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123 (R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123 (R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the Company's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of a company's shares or other equity instruments. This statement is effective for public companies qualifying as SEC small business issuers or nonpublic entities, as of the first interim period or fiscal year beginning after December 15, 2005. For all other public companies, the statement is effective as of the first interim period or fiscal year beginning after June 15, 2005. Management is currently assessing the effect of SFAS No. 123 (R) on the Company's financial statements.

     In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to APB Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

                 Westcott Products Corporation
                 [A Development Stage Company]
                 Notes to Financial Statements
                       September 30, 2005
                          [Continued]


NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     [continued]

     (g)  Impact of New Accounting Standards [continued]

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections." This statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of accounting changes and corrections of error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted. Management does not expect adoption of SFAS 154 to have a material impact on the Company's financial statements.

NOTE 2    LIQUIDITY/GOING CONCERN

     The Company has accumulated losses from reactivation through September 30, 2005 amounting to $15,612 prior to the forgiveness of debt of $56,719, has minimal assets, and no operations at September 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern.

     Management plans include raising capital to commence business operations, or seeking a well capitalized merger candidate. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


NOTE 3    INCOME TAXES

     The provision for income taxes consists of the following:

      Current taxes        $     -
                           -------
                           $     -
                           =======

     Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts. Loss carry forward amounts expire at various times through 2025. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

                 Westcott Products Corporation
                 [A Development Stage Company]
                 Notes to Financial Statements
                       September 30, 2005
                          [Continued]

NOTE 3    INCOME TAXES [continued]

     The tax provision differs from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily because the valuation allowance for deferred tax assets increased by $623 from $1,719 as of Sept. 30, 2004. Deferred tax assets recognized for deductible temporary difference and loss carry forwards total $0, net of a valuation allowance of $2,342, as detailed below.


                                 Deductible
      Deferred Tax Asset            Amount          Rate         Tax

      Net Operating Loss
      Carryforward Federal         15,612            15.00%    $2,342

      Valuation Allowance                                      (2,342)
                                                               ------
      Deferred Tax Asset                                       $    -
                                                               ======

     Reconciliation between income taxes at the statutory tax rate (15%) and actual income tax provision for continuing operations follows:

          Expected Provision (Based on statutory rates)        $ (623)
          Effect of:
          Increase/(Decrease) in valuation allowance            623
                                                               ------
          Total actual provision                                  0
                                                               ======

NOTE 4 PREFERRED/COMMON STOCK

     In October of 1999 the Company began raising money in an effort to reactivate. On March 11, 2000, the Company issued 15,000,000 shares of common stock at par ($.001) for $15,000 cash.

NOTE 5 ACCRUED LIABILITIES

     The Company has been relieved of both its Federal Tax lien of $1,046 and its Judgment lien of $55,673.

                 Westcott Products Corporation
                 [A Development Stage Company]
                 Notes to Financial Statements
                       September 30, 2005
                          [Continued]

NOTE 6 RELATED PARTY TRANSACTIONS

     A stockholder has paid expenses on behalf of the Company in the amount of $4,314 and $2,170 during the periods ending September 30, 2005 and 2004, respectively. The Company has recorded a liability of $14,456 as of September 30, 2005. The unsecured loan bears no interest and is due on demand.

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

     None.

                             PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names and the nature of all positions and offices held by all directors and executive officers of our Company for the fiscal years ending September 30, 2005 and 2004, and to the date hereof, and the period or periods during which each such director or executive officer served in his or her respective positions.

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

Cash Compensation.
------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

                        SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
          Annual Compensation             Awards     Payouts
  (a)           (b)      (c)    (d)   (e)     (f)          (g)    (h)   (i)

Name and     Years or              other                               all
principal    periods               Annual   restricted option/  LTIP   other
position     Ended       $     $   Compen-  Stock      SAR's  PayoutsCompen-
                      Salary Bonus sation awards$    #       $       sation$
----------------------------------------------------------------------------
Wayne Bassham  9/30/05   0     0     0         0        0      0       0
Director       9/30/04   0     0     0         0        0      0       0
President      9/30/03   0     0     0         0        0      0       0

Todd Albiston  9/30/05   0     0     0         0        0      0       0
Director       9/30/04   0     0     0         0        0      0       0
Vice Pres.     9/30/03   0     0     0         0        0      0       0

Kent Faulkner  9/30/05   0     0     0         0        0      0       0
Secretary      9/30/04   0     0     0         0        0      0       0
Director       9/30/03   0     0     0         0        0      0       0

Stock Option Plans.
-------------------

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to our Company's management during the fiscal years ending September 30, 2005 and 2004, or the period ending on the date of this Annual Report. Further, no member of our Company's management has been granted any option or stock appreciation right; accordingly, no tables relating to such items have been included within this Item.

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

Name and Address                     9/30/04      9/30/05        Currently
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

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of management of our Company as of September 30, 2005 and 2004, and to the date hereof:

                                         Number and Percentage
                                      of Shares Beneficially Owned
                                         ----------------------------

Name and Address                     9/30/04      9/30/05        Currently
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

          (ii)

          None.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Westcott Products Corporation by its principal accountants during the calendar years ended September 30, 2005, and September 30, 2004:

     Fee category                      2004           2005
     ------------                      ----           ----

     Audit fees                        $1,643         $1,392

     Audit-related fees                $    0         $  619

     Tax fees                          $  200         $  279

     All other fees                    $    0         $    0

     Total fees                        $1,843         $2,290

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