Form 10QSB
period 2005-12-31
WESTCOTT PRODUCTS CORP
filed 2006-02-14
CIK 845819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 001-10171

WESTCOTT PRODUCTS CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	801-0000245
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

8867 South Capella Way

Sandy, Utah 84093

(Address of Principal Executive Offices)

(801) 631-7969

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act:

Common stock, $0.001 par value

Check whether the Company (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

December 1, 2005

27,527,980 shares

Transitional Small Business Disclosure Format (Check one): Yes ☒ No ☐

FINANCIAL STATEMENTS

December 31, 2005

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheet

December 31, 2005

(unaudited)

	December 31,	September 30
	2005	2005
	[Unaudited]
ASSETS

Assets
Current Assets
Cash	$3,684	$3,684
Prepaid Expenses	—	160
Total Current Assets	3,684	3,844
Total Assets	$3,684	$3,844

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accrued Liabilities	$6,780	$—
Payable to Shareholders - Note 3	15,035	14,456
Total Current Liabilities	21,815	14,456
Total Liabilities	21,815	14,456

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; 3,000,000
issued and outstanding	30,000	30,000
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 27,527,980 shares issued
and outstanding - Note 4	27,528	27,528
Additional Paid-in Capital	2,758,685	2,758,685
Accumulated Deficit	(2,867,932)	(2,867,932)
Deficit accumulated in development stage	33,588	41,107
Total Stockholders' Deficit	(18,131)	(10,612)
Total Liabilities and Stockholders' Deficit	$3,684	$3,844

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months Ended December 31, 2005 and 2004, and

For the Period from Reactivation (October 1999) through December 31, 2005

(Unaudited)

			For the Period from
	Three Months Ended		October 1999 (date of
	December 31,		reactivation) through
	2005	2004	December 31, 2005
	[Unaudited]	[Unaudited]	[Unaudited]

Revenues	$—	$—	$—

General and Administrative Expenses	7,519	—	23,131
Operating Income (Loss)	(7,519)	—	(23,131)
Other Income	—		56,719
Net (Loss) Before Income Taxes	(7,519)	—	33,588
Current Year Provision for Income Taxes	—	—	—
Net Income (Loss)	$(7,519)	$—	$33,588
Loss Per Common Share	$—	$—	$—
Weighted Average Shares Outstanding	27,527,980	27,527,980	26,253,215

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months Ended December 31, 2005 and 2004, and

For the Period from Reactivation (October 1999) through December 31, 2005

(Unaudited)

			For the Period from
	Three Months Ended		October 1999 (date of
	December 31,		reactivation) through
	2005	2004	December 31, 2005
	[Unaudited]	[Unaudited]	[Unaudited]

Cash Flows Used For Operating Activities
Net Income (Loss)	$(7,519)	$—	$33,588
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Increase) decrease in current assets	160	—	—
Increase (decrease) in current liabilities	7,359	—	(34,904)
Net Cash (used in) Operating Activities	—	—	(1,316)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)

Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	—	—	3,684
Beginning Cash Balance	3,684	4,889	—
Ending Cash Balance	$3,684	$4,889	$3,684

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	$$ —	$$ —	$$ —

Westcott Products Corporation

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Three Months Ended December 31, 2005 and 2004, and

For the Period from Reactivation (October 1999) through December 31, 2005

(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10KSB for the year ended September 30, 2005. The results of operation for the period ended December 31, 2005 are not necessarily indicative of the operating results for the full years.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have significant assets, nor has it established operations and has accumulated losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $15,035 as of December 31, 2005. The unsecured loan bears no interest and is due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Plan of Operation.

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

Results of Operations.

Three Months Ended December 31, 2005 compared to Three Months Ended December 31, 2004.

In the quarterly period ended December 31, 2005, we had sales of $0, compared to the quarterly period ended December 31, 2004, with sales of $0. General and administrative expenses were $7,519 for the December 31, 2005 period compared to $0 for the December 31, 2004 period. We had net loss of $7,519 for the December 31, 2005 period compared to a net loss of $0 for the December 31, 2004 period.

Liquidity and Capital Resources.

Our total assets as of December 31, 2005, were $3,684. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

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

WESTCOTT PRODUCTS CORPORATION

Date:	2/07/06	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	2/14/06	By:	/s/Kent Faulkner
Kent Faulkner
Secretary and Director