Form 10QSB
period 2006-03-31
WESTCOTT PRODUCTS CORP
filed 2006-05-12
CIK 845819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 001-10171

WESTCOTT PRODUCTS CORPORATION

(Exact name of small business issuer as specified in its charter)

Delaware	80-0000245
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
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

May 2, 2006

27,527,980 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

March 31, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheet

(unaudited)

	March 31,	September 30,
	2006	2005
	[Unaudited]
ASSETS

Assets
Current Assets
Cash	$3,671	$3,684
Prepaid Expenses	—	160
Total Current Assets	3,671	3,844
Total Assets	$3,671	$3,844

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accrued Liabilities	$—	$—
Payable to Shareholders	23,454	14,456
Total Current Liabilities	23,454	14,456
Total Liabilities	23,454	14,456

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; 3,000,000
issued and outstanding	30,000	30,000
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 27,527,980 shares issued
and outstanding	27,528	27,528
Additional Paid-in Capital	2,758,685	2,758,685
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	31,936	41,107
Total Stockholders' Deficit	(19,783)	(10,612)
Total Liabilities and Stockholders' Deficit	$3,671	$3,844

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Six Months Ended March 31, 2006 and 2005, and

For the Period from Reactivation (October 1999) through March 31, 2006

(Unaudited)

					For the Period from
	Three Months Ended		Six Months Ended		October 1999 (date of
	March 31,		March 31,		reactivation) through
	2006	2005	2006	2005	March 31, 2006
	[Unaudited]	[Unaudited]	[Unaudited]	[Unaudited]	[Unaudited]

Revenues	$—	$—	$—	$—	$—

General and Administrative Expenses	1,652	2,483	9,171	2,483	24,783
Operating Income (Loss)	(1,652)	(2,483)	(9,171)	(2,483)	(24,783)
Other Income	—		—		56,719
Net (Loss) Before Income Taxes	(1,652)	(2,483)	(9,171)	(2,483)	31,936
Current Year Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(1,652)	$(2,483)	$(9,171)	$(2,483)	$31,936
Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$—
Weighted Average Shares Outstanding	27,527,980	27,527,980	27,527,980	27,527,980	26,310,351

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2006 and 2005, and

For the Period from Reactivation (October 1999) through March 31, 2006

(Unaudited)

			For the Period from
	Six Months Ended		October 1999 (date of
	March 31,		reactivation) through
	2006	2005	March 31, 2006
	[Unaudited]	[Unaudited]	[Unaudited]

Cash Flows Used For Operating Activities
Net Income (Loss)	$(9,171)	$(2,483)	$31,936
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Increase) decrease in current assets	160	—	—
Increase (decrease) in current liabilities	8,998	1,278	(33,265)
Net Cash (used in) Operating Activities	(13)	(1,205)	(1,329)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)

Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	(13)	(1,205)	3,671
Beginning Cash Balance	3,684	4,889	—
Ending Cash Balance	$3,671	$3,684	$3,671

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Six Months Ended March 31, 2006 and 2005, and

For the Period from Reactivation (October 1999) through March 31, 2006

(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended September 30, 2005. The results of operation for the period ended March 31, 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have significant assets, nor has it established operations and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $23,454 as of March 31, 2006. The unsecured loan bears no interest and is due on demand. For the six months ended March 31, 2006, a shareholder paid $8,998 in expenses on behalf of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our Company’s plan of operation for the next 12 months is to:(i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our Company’s only foreseeable cash requirements during the next 12 months will relate to maintaining our Company in good standing in the State of Delaware, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

As of the filing of this report we have not identified any operations nor are we in discussions with any potential operations.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The Company has had no operations during the quarterly period ended March 31, 2006, nor do we have operations as of the date of this filing. In the quarterly period ended March 31, 2006, we had sales of $0, compared to the quarterly period ended March 31, 2005, with sales of $0. General and administrative expenses were $1,652 for the March 31, 2006 period compared to $2,483 for the March 31, 2005 period. General and administrative expenses for the three months ended March 31, 2006 were comprised mainly of accounting and filing fees. We had net loss of $1,652 for the March 31, 2006 period compared to a net loss of $2,483 for the March 31, 2005 period.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

In the six months ended March 31, 2006, we had sales of $0, compared to the six months ended March 31, 2005, with sales of $0. General and administrative expenses were $9,171 for the six months ended March 31, 2006 compared to $2,483 for the March 31, 2005 period. General and administrative expenses for the six months ended March 31, 2006 were comprised mainly of accounting and filing fees. We had net loss of $9,171 for the six months ended March 31, 2006 compared to a net loss of $2,483 for the six months ended March 31, 2005.

Liquidity and Capital Resources

Our total assets as of March 31, 2006, were $3,671. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

Forward-Looking Statements

The foregoing discussion contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, Westcott’s actual results may vary materially from those anticipated, estimated, projected or intended.

Item 3. Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Chief Financial Officer concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1 302 Certification of Wayne Bassham

31.2 302 Certification of Todd Albiston

32 906 Certification

(b) Reports on Form 8-K

None; not applicable.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTCOTT PRODUCTS CORPORATION

Date:	05/02/06	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	05/02/06	By:	/s/Todd Albiston
Todd Albiston
Vice President