Form 10QSB
period 2006-06-30
WESTCOTT PRODUCTS CORP
filed 2006-08-09
CIK 845819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

August 1, 2006

27,527,980 shares

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

FINANCIAL STATEMENTS

June 30, 2006

C O N T E N T S

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	June 30,	September 30,
	2006	2005
	[Unaudited]
ASSETS

Assets
Current Assets
Cash	$3,671	$3,684
Prepaid Expenses	—	160
Total Current Assets	3,671	3,844
Total Assets	$3,671	$3,844

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accrued Liabilities	$—	$—
Payable to Shareholders	24,134	14,456
Total Current Liabilities	24,134	14,456
Total Liabilities	24,134	14,456

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; 3,000,000
issued and outstanding	30,000	30,000
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 27,527,980 shares issued
and outstanding	27,528	27,528
Additional Paid-in Capital	2,758,685	2,758,685
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	31,256	41,107
Total Stockholders' Deficit	(20,463)	(10,612)
Total Liabilities and Stockholders' Deficit	$3,671	$3,844

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Nine Months Ended June 30, 2006 and 2005, and

For the Period from Reactivation (October 1999) through June 30, 2006

(Unaudited)

					For the
					Period from
					October 1999
					(date of
	Three Months Ended		Nine Months Ended		reactivation)
	June 30,		June 30,		through
	2006	2005	2006	2005	June 30, 2006
	[Unaudited]	[Unaudited]	[Unaudited]	[Unaudited]	[Unaudited]

Revenues	$—	$—	$—	$—	$—

General and Administrative Expenses	680	1,337	9,851	3,820	25,463
Operating Income (Loss)	(680)	(1,337)	(9,851)	(3,820)	(25,463)
Other Income	—		—		56,719
Net (Loss) Before Income Taxes	(680)	(1,337)	(9,851)	(3,820)	31,256
Current Year Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(680)	$(1,337)	$(9,851)	$(3,820)	$31,256
Loss Per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$0.00
Weighted Average Shares Outstanding	27,527,980	27,527,980	27,527,980	27,527,980	27,527,980

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Nine Months Ended June 30, 2006 and 2005, and

For the Period from Reactivation (October 1999) through June 30, 2006

(Unaudited)

			For the
			Period from
			October 1999
			(date of
	Nine Months Ended		reactivation)
	June 30,		through
	2006	2005	June 30, 2006
	[Unaudited]	[Unaudited]	[Unaudited]

Cash Flows Used For Operating Activities
Net Income (Loss)	$(9,851)	$(3,820)	$31,256
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Increase) decrease in current assets	160	(160)	—
Increase (decrease) in current liabilities	9,678	2,775	(32,585)
Net Cash (used in) Operating Activities	(13)	(1,205)	(1,329)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)

Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	(13)	(1,205)	3,671
Beginning Cash Balance	3,684	4,889	—
Ending Cash Balance	$3,671	$3,684	$3,671

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Notes to Unaudited Financial Statements

For the Nine Months Ended June 30, 2006 and 2005, and

For the Period from Reactivation (October 1999) through June 30, 2006

(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended September 30, 2005. The results of operation for the period ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $24,134 as of June 30, 2006. The unsecured loan bears no interest and is due on demand. For the nine months ended June 30, 2006, a shareholder paid $9,678 in expenses on behalf of the Company.

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

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

The Company has had no operations during the quarterly period ended June 30, 2006, nor do we have operations as of the date of this filing. In the quarterly period ended June 30, 2006, we had sales of $0, compared to the quarterly period ended June 30, 2005, with sales of $0. General and administrative expenses were $680 for the June 30, 2006 period compared to $1,337 for the June 30, 2005 period. General and administrative expenses for the three months ended June 30, 2006 were comprised mainly of accounting and filing fees. We had net loss of $680 for the June 30, 2006 period compared to a net loss of $1,337 for the June 30, 2005 period.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

In the nine months ended June 30, 2006, we had sales of $0, compared to the nine months ended June 30, 2005, with sales of $0. General and administrative expenses were $9,851 for the nine months ended June 30, 2006 compared to $3,820 for the June 30, 2005 period. General and administrative expenses for the nine months ended June 30, 2006 were comprised mainly of accounting and filing fees. We had net loss of $9,851 for the nine months ended June 30, 2006 compared to a net loss of $3,820 for the nine months ended June 30, 2005.

Liquidity and Capital Resources

Our total assets as of June 30, 2006, were $3,671. We do depend on a shareholder being able to loan us money to fund our attempt to get and maintain our Company current in its filings and if this shareholder is not able to loan us the money our ability to continue in our attempt to get and maintain our Company current would be substantially reduced.

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

Item 3. Controls and Procedures

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that information required to be disclosed is recorded, processed, summarized and reported within the specified periods and is accumulated and communicated to management, including our President and Secretary, to allow for timely decisions regarding required disclosure of material information required to be included in our periodic Securities and Exchange Commission reports. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our President and Secretary have concluded that our disclosure controls and procedures are effective to a reasonable assurance level of achieving such objectives. However, it should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

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

WESTCOTT PRODUCTS CORPORATION

Date:	08/01/06	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	08/01/06	By:	/s/Todd Albiston
Todd Albiston
Vice President