Form 10QSB
period 2006-12-31
WESTCOTT PRODUCTS CORP
filed 2007-02-12
CIK 845819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Not applicable.

Check whether the Issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: February 2, 2007 - 737,800 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

December 31, 2006

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	December 31,	September 30,
	2006	2006
	[Unaudited]
ASSETS

Assets
Current Assets
Cash	$3,420	$3,665
Total Current Assets	3,420	3,665
Total Assets	$3,420	$3,665

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Related Party Liabilities	$—	$600
Accrued Liabilities	6,023	—
Payable to Shareholders	28,240	25,063
Total Current Liabilities	34,263	25,663
Total Liabilities	34,263	25,663

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; 378,000
issued and outstanding	3,780	3,780
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 737,800 shares issued
and outstanding – See Note 4	738	138
Additional Paid-in Capital	2,812,295	2,812,295
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	20,276	29,721
Total Stockholders' Deficit	(30,843)	(21,998)
Total Liabilities and Stockholders' Deficit	$3,420	$3,665

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months Ended December 31, 2006 and 2005, and

For the Period from Reactivation (October 1999) through December 31, 2006

(Unaudited)

			For the
			Period from
	For the		October 1999
	Three Months	Three Months	(date of
	Ended	Ended	reactivation)
	December 31,	December 31,	through
	2006	2005	December 31, 2006
	[Unaudited]	[Unaudited]	[Unaudited]

Revenues	$—	$—	$—

General and Administrative Expenses	9,445	7,519	36,443
Operating Income (Loss)	(9,445)	(7,519)	(36,443)
Other Income	—		56,719
Net (Loss) Before Income Taxes	(9,445)	(7,519)	20,276
Current Year Provision for Income Taxes	—	—	—
Net Income (Loss)	$(9,445)	$(7,519)	$20,276
Basic Earnings (Loss) per Common Share	$(0.05)	$(0.05)	$0.15
Basic Weighted Average Shares Outstanding	209,739	136,800	138,596
Diluted Earnings (Loss) per Common Share	(0.05)	(0.05)	$0.04
Diluted Weighted Average Shares Outstanding	209,739	27,527,980	518,754

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months Ended December 31, 2006 and 2005, and

For the Period from Reactivation (October 1999) through December 31, 2006

(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Three Months	Three Months	(date of
	Ended	Ended	reactivation)
	December 31,	December 31,	through
	2006	2005	December 31, 2006
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows Used For Operating Activities
Net Income (Loss)	$(9,445)	$(7,519)	$20,276
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Increase) decrease in current assets		160
Increase (decrease) in current liabilities	9,200	7,359	(21,856)
Net Cash (used in) Operating Activities	(245)	—	(1,580)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)

Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	(245)	—	3,420
Beginning Cash Balance	3,665	3,684	—
Ending Cash Balance	$3,420	$3,684	$3,420

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—
Stock issued for services	$600	—	$600

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements

December 31, 2006

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended September 30, 2006. The results of operation for the period ended December 31, 2006 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $28,240 to a shareholder as of December 31, 2006. The unsecured loan bears no interest and is due on demand. For the three months ended December 31, 2006 and 2005, a shareholder paid $9,445 and $579 in expenses on behalf of the Company, respectively.

NOTE 4 EQUITY

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

On or about December 7, 2006, the Board of Directors authorized the issuance of a total of 29,601 pre- capitalization shares (2,800 post-split/dividend shares) of our common stock to reconcile our transfer records with certificates presented by The Depository Trust Co. (DTC). Subsequently, 200 shares were returned to the treasury resulting in only 2,600 shares being held by DTC.

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

As of the filing of this Quarterly Report we have not identified any operations nor are we in discussions with any potential operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

The Company has had no operations during the quarterly period ended December 31, 2006, nor do we have operations as of the date of this filing. General and administrative expenses were $9,445 for the December 31, 2006, period compared to $7,519 for the December 31, 2005, period. General and administrative expenses for the three months ended December 31, 2006, were comprised mainly of accounting and filing fees. We had net loss of $9,445 for the December 31, 2006, period compared to a net loss of $7,519 for the December 31, 2005, period.

Off-balance Sheet Arrangements

None; not applicable

Item 3(a)T. Controls and Procedures

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President and Secretary, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Secretary concluded that our disclosure controls and procedures are effective at ensuring that information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

None; not applicable.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On or about December 7, 2006, the Board of Directors authorized the issuance of a total of 29,601 pre- capitalization shares (2,800 post-split/dividend shares) of our common stock to reconcile our transfer records with certificates presented by The Depository Trust Co. (DTC). Subsequently, 200 shares were returned to the treasury resulting in only 2,600 shares being held by DTC.

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

See also Item 4, Submissions of Matters to a Vote of Security Holders, below.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

On or about November 28, 2006, the Company filed a Definitive Information Statement on Form 14C, whereby the Company amended its Articles of Incorporation with the State of Delaware and issued common stock to the members of our Board of Directors for compensation of services. The Amended Articles of Incorporation were unanimously adopted by our Board of Directors and certain shareholders owning 17,211,000 shares of our common stock or approximately 59.7% of our outstanding voting securities to effect a re-capitalization of our outstanding common stock in the form of a pro rata 250,000 for one reverse split and an immediate 200 for one pro rata dividend of our outstanding common stock. See Item 6, Exhibits, below.

Item 5. Other Information

None; not applicable.

Nominating Committee

There are no established committees because there are currently no material operations.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Form DEF14C – Definitive Information Statement filed November 28, 2006, amending the Company’s Articles of Incorporation to effect a re-capitalization of our outstanding common stock and issuing common stock to the members of our Board of Directors for compensation of services.*

31.1 302 Certification of Wayne Bassham

31.2 302 Certification of Todd Albiston

32 906 Certification

*Incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTCOTT PRODUCTS CORPORATION

Date:	02/12/07	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	02/12/07	By:	/s/Todd Albiston
Todd Albiston
Vice President