Form 10QSB
period 2007-03-31
WESTCOTT PRODUCTS CORP
filed 2007-05-14
CIK 845819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: May 14, 2007 - 737,800 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

March 31, 2007

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31,	September 30,
	2007	2006
	[Unaudited]
ASSETS

Assets
Current Assets
Cash	$2,466	$3,665
Total Current Assets	2,466	3,665
Total Assets	$2,466	$3,665

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Related Party Liabilities	$—	$600
Accrued Liabilities	—	—
Payable to Shareholders	36,127	25,063
Total Current Liabilities	36,127	25,663
Total Liabilities	36,127	25,663

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; 378,000
issued and outstanding	3,780	3,780
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 737,800 and 138,000
shares issued and outstanding, respectively	738	138
Additional Paid-in Capital	2,812,295	2,812,295
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	17,458	29,721
Total Stockholders' Deficit	(33,661)	(21,998)
Total Liabilities and Stockholders' Deficit	$2,466	$3,665

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Six Months Ended March 31, 2007 and 2006, and

For the Period from Reactivation (October 1999) through March 31, 2007

(Unaudited)

					For the
					Period from
	For the	For the	For the	For the	October 1999
	Three Months	Three Months	Six Months	Six Months	(date of
	Ended	Ended	Ended	Ended	reactivation)
	March 31,	March 31,	March 31,	March 31,	through
	2007	2006	2007	2006	March 31, 2007
	[Unaudited]	[Unaudited]	[Unaudited]	[Unaudited]	[Unaudited]

Revenues	$—	$—	$—	$—	$—

General and Administrative Expenses	2,818	1,652	12,263	9,171	39,261
Operating Income (Loss)	(2,818)	(1,652)	(12,263)	(9,171)	(39,261)
Other Income	—		—	—	56,719
Net (Loss) Before Income Taxes	(2,818)	(1,652)	(12,263)	(9,171)	17,458
Current Year Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(2,818)	$(1,652)	$(12,263)	$(9,171)	$17,458
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.02)	$(0.03)	$(0.07)	$0.11
Basic Weighted Average Shares Outstanding	737,800	136,800	470,856	136,800	158,292
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.02)	$(0.03)	$(0.07)	$0.03
Diluted Weighted Average Shares Outstanding	737,800	136,800	470,856	136,800	516,286

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2007 and 2006, and

For the Period from Reactivation (October 1999) through March 31, 2007

(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Six Months	Six Months	(date of
	Ended	Ended	reactivation)
	March 31,	March 31,	through
	2007	2006	March 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows Used For Operating Activities
Net Income (Loss)	$(12,263)	$(9,171)	$17,458
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Increase) decrease in current assets	—	160	—
Increase (decrease) in current liabilities	11,064	8,998	(19,992)
Net Cash (used in) Operating Activities	(1,199)	(13)	(2,534)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)

Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	(1,199)	(13)	2,466
Beginning Cash Balance	3,665	3,684	—
Ending Cash Balance	$2,466	$3,671	$2,466

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements

March 31, 2007

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended September 30, 2006. The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $36,127 to a shareholder as of March 31, 2007. The unsecured loan bears no interest and is due on demand. For the three months ended March 31, 2007 and 2006, a shareholder paid $1,864 and $1,652 in expenses on behalf of the Company, respectively.

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

NOTE 5 IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

SFAS 159 — In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition, but it is not expected to have a significant impact since the Company does not engage in many of the items identified in the Statement.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

The Company has had no operations during the quarterly period ended March 31, 2007 nor do we have operations as of the date of this filing. General and administrative expenses were $2,818 for the March 31, 2007 period compared to $1,652 for the March 31, 2006 period. General and administrative expenses for the three months ended March 31, 2007 were comprised mainly of accounting and filing fees. We had net loss of $2,818 for the March 31, 2007 period compared to a net loss of $1,652 for the March 31, 2006 period.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

In the six months ended March 31, 2007, we had sales of $0, compared to the six months ended March 31, 2006, with sales of $0. General and administrative expenses were $12,263 for the six months ended March 31, 2007 compared to $9,171 for the March 31, 2006 period. General and administrative expenses for the six months ended March 31, 2007 were comprised mainly of accounting and filing fees. We had net loss of $12,263 for the six months ended March 31, 2007 compared to a net loss of $9,171 for the six months ended March 31, 2006.

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

Item 5. Other Information

On or about January 25, 2007, our Company submitted an application under Rule 15c2-11 of the Securities and Exchange Commission to obtain a trading symbol. We anticipate that there will be an extensive review period.

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

(b) Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTCOTT PRODUCTS CORPORATION

Date:	05/14/07	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	05/14/07	By:	/s/Todd Albiston
Todd Albiston
Vice President