Form 10QSB
period 2007-06-30
WESTCOTT PRODUCTS CORP
filed 2007-08-13
CIK 845819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: August 7, 2007 - 737,800 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

June 30, 2007

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Financial Statements	6

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	June 30,	September 30,
	2007	2006
	[Unaudited]
ASSETS

Assets
Current Assets
Cash	$1,720	$3,665
Total Current Assets	1,720	3,665
Total Assets	$1,720	$3,665

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Related Party Liabilities	$—	$600
Accrued Liabilities	—	—
Payable to Shareholders	36,515	25,063
Total Current Liabilities	36,515	25,663
Total Liabilities	36,515	25,663

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; 378,000
issued and outstanding	3,780	3,780
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 737,800 shares issued
and outstanding	738	138
Additional Paid-in Capital	2,812,295	2,812,295
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	16,324	29,721
Total Stockholders' Deficit	(34,795)	(21,998)
Total Liabilities and Stockholders' Deficit	$1,720	$3,665

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three and Nine Months Ended June 30, 2007 and 2006, and

For the Period from Reactivation (October 1999) through June 30, 2007

(Unaudited)

					For the
	For the	For the	For the	For the	Period from
	Three	Three	Nine	Nine	October 1999
	Months	Months	Months	Months	(date of
	Ended	Ended	Ended	Ended	reactivation)
	June 30,	June 30,	June 30,	June 30,	through
	2007	2006	2007	2006	June 30, 2007
	[Unaudited]	[Unaudited]	[Unaudited]	[Unaudited]	[Unaudited]

Revenues	$—	$—	$—	$—	$—

General and Administrative Expenses	1,134	680	13,397	9,851	40,395
Operating Income (Loss)	(1,134)	(680)	(13,397)	(9,851)	(40,395)
Other Income	—		—	—	56,719
Net (Loss) Before Income Taxes	(1,134)	(680)	(13,397)	(9,851)	16,324
Current Year Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(1,134)	$(680)	$(13,397)	$(9,851)	$16,324
Basic Earnings (Loss) per Common Share	$(0.01)	$—	$(0.02)	$(0.01)	$0.11
Basic Weighted Average Shares Outstanding	737,800	136,800	559,837	136,800	176,933
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.02)	$(0.02)	$(0.07)	$0.03
Diluted Weighted Average Shares Outstanding	737,800	136,800	559,837	136,800	516,309

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Nine Months Ended June 30, 2007 and 2006, and

For the Period from Reactivation (October 1999) through June 30, 2007

(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Nine Months	Nine Months	(date of
	Ended	Ended	reactivation)
	June 30,	June 30,	through
	2007	2006	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows Used For Operating Activities
Net Income (Loss)	$(13,397)	$(9,851)	$16,324
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Increase) decrease in current assets	—	160	—
Increase (decrease) in current liabilities	11,452	9,678	(19,604)
Net Cash (used in) Operating Activities	(1,945)	(13)	(3,280)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)

Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	(1,945)	(13)	1,720
Beginning Cash Balance	3,665	3,684	—
Ending Cash Balance	$1,720	$3,671	$1,720

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements

June 30, 2007

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended September 30, 2006. The results of operations for the period ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $36,515 to a shareholder as of June 30, 2007. The unsecured loan bears no interest and is due on demand. For the three months ended June 30, 2007 and 2006, a shareholder paid $388 and $680 in expenses on behalf of the Company, respectively.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Our plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

Our only foreseeable cash requirements during the next 12 months will relate to maintaining us in good standing in the State of Delaware, as well as legal and accounting fees. Management does not anticipate that our Company will have to raise additional funds during the next 12 months.

As of the filing of this Quarterly Report we have not identified any operations nor are we in discussions with any potential operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

We had no operations during the quarterly period ended June 30, 2007 nor do we have operations as of the date of this filing. General and administrative expenses were $1,134 for the June 30, 2007 period compared to $680 for the June 30, 2006 period. General and administrative expenses for the three months ended June 30, 2007 were comprised mainly of accounting, legal and office fees. We had net loss of $1,134 for the June 30, 2007 period compared to a net loss of $680 for the June 30, 2006 period.

Nine Months Ended June 30, 2007 Compared to Nine Months Ended June 30, 2006

In the nine months ended June 30, 2007, we had sales of $0, compared to the nine months ended June 30, 2006, with sales of $0. General and administrative expenses were $13,397 for the nine months ended June 30, 2007 compared to $9,851 for the June 30, 2006 period. General and administrative expenses for the nine months ended June 30, 2007 were comprised mainly of accounting, legal, and filing fees. We had net loss of $13,397 for the nine months ended June 30, 2007 compared to a net loss of $9,851 for the nine months ended June 30, 2006.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the period ended June 30, 2007, there were no sales of unregistered securities.

On or about December 7, 2006, our Board of Directors authorized the issuance of a total of 29,601 pre- capitalization shares (2,800 post-split/dividend shares) of our common stock to reconcile our transfer records with certificates presented by The Depository Trust Co. (DTC). Subsequently, 200 shares were returned to the treasury resulting in only 2,600 shares being held by DTC.

On December 20, 2006, a total of 600,000 post-re-capitalization shares of our common stock that are “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission were issued to the members of our Board of Directors contemporaneously with the dividend. See the Exhibit Index for a copy of our Information Statement on Form 14C regarding the re-capitalization. Because there had been no “established public market” and the shares were “restricted securities,” we estimated the fair value of these shares to be $0.001. We accrued $600 in executive compensation for these shares during the year ended September 30, 2006.

These shares were issued under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), an exemption from the registration requirements of the Securities Act suitable for offers and sales of securities without registration to our “affiliates.” See Item 4, Submissions of Matters to a Vote of Security Holders, below.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

During the period ended June 30, 2007, no matters were submitted to a vote of security holders.

On or about November 28, 2006, we filed a Definitive Information Statement on Form 14C, whereby we amended our Articles of Incorporation with the State of Delaware and issued common stock to the members of our Board of Directors for compensation of services. The Amended Articles of Incorporation were unanimously adopted by our Board of Directors and certain shareholders owning 17,211,000 shares of our common stock or approximately 59.7% of our outstanding voting securities, voting to effect a re-capitalization of our outstanding common stock in the form of a pro rata 250,000 for one reverse split and an immediate 200 for one pro rata dividend of our outstanding common stock and to issue these shares, post-re-capitalization. See Item 6, Exhibits, below.

Item 5. Other Information

On or about January 25, 2007, we submitted through a registered broker-dealer an application under Rule 15c2-11 of the Securities and Exchange Commission to obtain a trading symbol on the OTCBB of the National Association of Securities Dealers, Inc. (the “NASD”). The NASD approved our application on June 14, 2007, and we were assigned the trading symbol “WSPD.”

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

WESTCOTT PRODUCTS CORPORATION

Date:	08/07/07	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	08/07/07	By:	/s/Todd Albiston
Todd Albiston
Vice President