Form 10KSB
period 2007-09-30
WESTCOTT PRODUCTS CORP
filed 2007-12-28
CIK 845819

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2007

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

$0.001 par value common stock

(Title of Class)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☒ No (2) Yes ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State Issuer’s revenues for its most recent fiscal year: September 30, 2007 - $0.

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was sold, or the average bid and asked price of such common stock, as of a specified date within the past 60 days.

November 7, 2007 - $138. There are approximately 137,800 shares of common voting stock of the Issuer not held by affiliates. Because there has been no “established public market” for the Issuer’s common stock during the past five years, the Issuer has arbitrarily valued these shares at par value of $0.001 per share.

Issuers Involved in Bankruptcy Proceedings During the Past Five Years

Not applicable.

Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable Only to Corporate Issuers

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

December 21, 2007: Common – 737,800

December 21, 2007: Preferred – 378,000

Documents Incorporated by Reference

A description of “Documents Incorporated by Reference” is contained in Part III, Item 13 of this Annual Report.

Transitional Small Business Issuer Format Yes ☐ No ☒

PART I

Item 1. Description of Business

Business Development

Organization

All discussions referring to our common stock are on a post-recapitalization basis, unless otherwise indicated.

Our Company (Westcott Products Corporation, our “Company,” “we,” “our,” and “us”) was incorporated as Light Tech, Inc. under the laws of the State of Nevada on May 24, 1984. At our Company’s inception, a total of 866 (1,082,000 pre-recapitalization) shares of our one mill ($0.001) par value common voting stock was issued to directors, officers and founders for a total consideration of $2,500. Commencing June 19, 1984, and ending August 8, 1984, we offered and sold 2,000 (2,500,000 pre-recapitalization) shares of our one mill ($0.001) par value common voting stock to residents of the State of Utah pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), for a total consideration of $25,000. Thereafter, we remained inactive until June 14, 1985, when our stockholders approved an Agreement and Plan of Reorganization with Lee Building Products, Inc. that is outlined below.

Westcott Products Corporation was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation. Our Company is now in the development stage as it searches for new business opportunities.

We have an authorized capital of 100,000,000 shares divided into 50,000,000 shares of common stock of a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.01, with 3,000,000 of the 50,000,000 shares of preferred stock designated as Series A. Our Company was formed for the primary purpose of engaging in any and all lawful business.

All of our Company’s prior operations were conducted through our wholly owned subsidiary, T. A. Kilgore & Company, (“Kilgore”), which owned and operated a home center in League City, Texas, about 30 miles southeast of downtown Houston. During November, 1990, Kilgore ceased operations, and the secured lenders took possession of all of its assets.

Our Company has been basically dormant since 1990. On March 11, 2000, our Board of Directors began the process of bringing us current, with the appointment of new officers and directors. We also authorized the issuance of 12,000 shares of our common stock for $15,000. On October 5, 2000, in order to reconcile our transfer records, we authorized the issuance of 8,800 shares of our common stock in the name of ARTCO Trustee, our transfer agent, for the sole purpose of replacing certificates presented for transfer that are not reflected on the shareholders list, if there is reasonable cause to believe that such certificates were issued by Mellon Securities Transfer, our previous transfer agent, and would have been represented alphabetically, on pages 269 or 270 of Mellon Securities Transfer shareholder list dated December 27, 1993. Those pages were missing from our historical lists of stockholders when we re-commenced the development stage.

Copies of the Certificate of Ownership and Merger and our initial Articles of Incorporation, as amended, together with our By-Laws, were filed as exhibits to our 10-KSB Annual Report for the fiscal year ended September 30, 2003, and are incorporated herein by reference. See Part III, Item 13.

On or about November 28, 2006, we filed a Definitive Information Statement on Form 14C with the Securities and Exchange Commission (the “SEC”), whereby we amended our Articles of Incorporation with the State of Delaware and issued common stock to the members of our Board of Directors for compensation of services. The Amended Articles of Incorporation were unanimously adopted by our Board of Directors and certain shareholders owning 17,211,000 pre-split shares of our common stock or approximately 59.7% of our outstanding voting securities to effect a re-capitalization of our outstanding common stock in the form of a pro rata 250,000 for one reverse split and an immediate 200 for one pro rata dividend of our outstanding common stock. All computations herein take into account this re-capitalization. A copy of the Amended Articles of Incorporation was filed as an exhibit to our Definitive Information Statement on Form 14C and is incorporated herein by reference. See Part III, Item 13.

It was believed by the members of the Board of Directors that without the re-capitalization, we would not be able to make any acquisition, merger or reorganization that would be beneficial to us and our stockholders, and that we would have had no real prospects through which we could be otherwise successful.

A total of 600,000 post-re-capitalization shares of our common stock that are “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission and representing control of the Company were issued to the members of our Board of Directors contemporaneously with the dividend. See the Exhibit Index for a copy of our Definitive Information Statement on Form 14C in Part III, Item 13.

The re-capitalization and issuance became affective December 20, 2006.

Business

We are currently seeking and investigating potential assets, property or businesses to acquire. The Company has had no material business operations for over ten years. Our Company’s plan of operation for the next 12 months is to:(i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor, and will be unable to do so until it determines the particular industries.

Our Company is not currently engaged in any substantive business activity, and we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted, as to acquisitions, reorganizations and mergers, to entities who desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public. The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations. Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction, may eliminate many of the perceived advantages of these types of going public transactions. These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. These new regulations also deny the use of Form S-8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expense costs that are normally avoided by reverse reorganizations or mergers. Recent proposed amendments to Rule 144, announced by the SEC on December 6, 2007, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies and further limit the tradeability of additional securities of shell companies; these proposals, once they become effective, will restrict the availability of opportunities for us to acquire any business or enterprise that wants to utilize us as a means of going public. See the heading “Restrictions on Sales of Certain “Restricted Securities,” of the caption “Recent Sales of Unregistered Securities,” Part II, Item 5.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in our Company.

Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to, as applicable, an analysis of the quality of the particular business or entity’s management and personnel; the anticipated acceptability of any new products or marketing concepts that any such business or company may have; the merits of any such business’ or company’s technological changes; the present financial condition, projected growth potential and available technical, financial and managerial resources of any such business or company; working capital, history of operations and future prospects; the nature of present and expected competition; the quality and experience of any such business’ or company’s management services and the depth of management; the business’ or the company’s potential for further research, development or exploration; risk factors specifically related to the business’ or company’s operations; the potential for growth, expansion and profit of the business or company; the perceived public recognition or acceptance of the company’s or the business’ products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately quantify or analyze, let alone describe or identify, without referring to specific objective criteria of an identified business or company.

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

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for our Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of our Company’s common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation. Any shares issued to members of our management, persons who may be deemed to be our “promoters” or “founders,” or our “affiliates,” could be required to be resold under an effective registration statement filed with the SEC in accordance with the so-called Wulff letter (the “Wulff Letter”) that is fully discussed under Part II, Item 5, under the heading “Restrictions on Sales of Certain “Restricted Securities,” along with the SEC’s proposed amendments to Rule 144, and all of which we believe will be liberally construed to promote the purposes as discussed therein. Recent proposed amendments to Rule 144, announced by the SEC on December 6, 2007, that codify the SEC’s prior position enunciated in the Wulff Letter further limit the tradeability of these and other securities of shell companies for at least 12 months as also discussed under that caption. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to the interpretations of the Wulff Letter refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are issued to them at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of our shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such other stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid, they may become a factor in negotiations regarding any potential acquisition or merger by our Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in shares of our common stock could also be subject to the SEC’s interpretations of the Wulff Letter and those contained in the new proposed amendments to Rule 144.

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

Our Company May Be Deemed to Be a “Blank Check” Company Until We Adopt a Business Plan

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

Discretionary Use of Proceeds; “Blank Check” Company

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

Our Company Will Seek Out Business Opportunities

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

Auditor’s ‘Going Concern’ Opinion

The Independent Auditor’s Report issued in connection with the audited financial statements of our Company for the fiscal years ended September 30, 2007, 2006, 2005, 2004, 2003, and 2002, expresses “substantial doubt about its ability to continue as a going concern,” due to our Company’s status as a start up and our lack of profitable operations. See Part II, Item 7, of this Annual Report.

Losses Associated With Startup

Our Company has not had a profitable operating history. We cannot guarantee that we will become profitable.

Federal and state restrictions on blank check or shell companies will make it more difficult for us to complete any reorganization, merger or acquisition.

Federal Restrictions

Recent amendments to Form 8-K (2004) by the Securities and Exchange Commission regarding shell companies and transactions with shell companies require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the Securities and Exchange Commission, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction. These new regulations also deny the use of Form S-

8 for the registration of securities of a shell company, and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer deemed to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such an instance, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the Securities and Exchange Commission to complete any such transaction, and incurring the time and expense costs normally avoided by reverse reorganizations or mergers.

The Wulff Letter, as discussed below under Part II, Item 5, under the heading “Restrictions on Sales of Certain Restricted Securities,” can restrict the free tradeability of certain shares issued to our promoters or founders or affiliates in any transaction with us to resales pursuant to an effective registration statement filed with the Securities and Exchange Commission. We would expect the definition of these applicable persons to be liberally construed to promote the findings set out in the Wulff Letter. Shares of common stock that are owned by our officers and directors, Wayne Bassham, Todd Albiston, and Kent Faulkner, President, Vice President, and Secretary/Treasurer, respectively, are subject to resale under a Registration Lockup Agreement that is discussed below under this heading and is attached hereto. Please see Exhibits under Part III, Item 13. Recent proposed amendments to Rule 144, announced by the SEC on December 6, 2007, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies under the Wulff Letter and further limit the tradeability of additional securities of shell companies, that if and when adopted, could deny us any ability to complete any acquisition or merger beneficial to us. The full effect of these proposed amendments to Rule 144 on shell company transactions cannot be assessed until they become effective and have been implemented by the SEC.

If we publicly offer any securities as a condition to the closing of any acquisition, merger or reorganization while we are a blank check or shell company, we will have to fully comply with Rule 419 of the Securities and Exchange Commission and deposit all funds in escrow pending advice about the proposed transaction to our stockholder fully disclosing all information required by Regulation 14 of the Securities and Exchange Commission and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any elect not to invest following advice about the proposed transaction, all funds held in escrow must be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. The foregoing is only a brief summary of Rule 419. We do not anticipate making any public offerings of our securities that would come within the context of an offering described in Rule 419. Any sales of our securities may be subject to new regulations announced by the SEC on December 6, 2007, that would prohibit the use of Rule 144 in the resale of all such securities until at least one year after we are no longer considered to be a shell company and have filed an 8-K Current Report that contains all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the SEC, along with required audited, interim and proforma financial statements.

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

* An acquisition candidate may demand that outstanding Wulff Letter shares or those subject to new Rule 144 restrictions be cancelled, and those persons holding these shares, which include our current directors and executive officers, could refuse to do so without just compensation.

* Finder’s and parties who may introduce acquisition candidates may be unwilling to introduce any such candidates to us if shares to be issued to them came within the Wulff Letter or proposed Rule 144 interpretations regarding shell companies and no registration rights were granted to them, which would restrict our ability to attract such potential candidates.

* Appear to limit resales of securities issued in reverse reorganizations, mergers or acquisitions, by providing a one year holding period from the filing of the Form 10 or Form 10-SB information required to be filed with the SEC within four days of the closing of any such transaction, thereby denying acquired companies’ shareholders the newly proposed six month holding period.

State Restrictions

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

In most jurisdictions, blank check and shell companies are not eligible for participation in the Small Corporate Offering Registration (“SCOR”) program. All states (with the exception of Alabama, Delaware, Florida, Hawaii, Minnesota, Nebraska and New York) have adopted some form of SCOR. States participating in the SCOR program also allow applications for registration of securities by qualification via filing of a Form U-7 with the states’ securities commissions. Nevertheless, we do not anticipate making any SCOR offering or other public offering in the foreseeable future, even in any jurisdiction where we may be eligible for participation in SCOR, despite our status as a blank check or shell company.

The net effect of the above-referenced laws, rules and regulations will be to place significant restrictions on our ability to register, offer and sell and/or to develop a secondary market for shares of our common stock in virtually every jurisdiction in the United States. These restrictions should cease once and if we acquire a venture by acquisition, reorganization or merger, so long as the business operations succeeded to involve sufficient activities of a specific nature, and we are no longer considered to be a blank check or shell company.

Management to Devote Insignificant Time to Activities of Our Company

Members of our Company’s management are not required to devote their full time to the affairs of our Company. Because of their time commitments, as well as the fact that our Company has no business operations, the members of management currently devote one hour a week to the activities of our Company, until such time as our Company has identified a suitable acquisition target.

No Established Market for Common Stock; No Market for Shares

On June 14, 2007, our common stock was approved for trading on the OTC Bulletin Board of the NASD under the symbol “WSPD.” There is currently no established trading market for such shares; there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company is likely to be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop. See Part II, Item 5.

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

There has been no “established public market” for the Company’s common stock. On June 14, 2007, our Company obtained a trading symbol “WSPD” on the OTC Bulletin Board of the NASD. At such time as our Company completes a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the over-the-counter market in the “pink sheets” or the OTC Bulletin Board of the NASD.

Principal Products or Services and their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and the Small Business Issuer’s Competitive Position in the Industry and Methods of Competition

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

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements of Labor Contracts, including Duration

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

If we are acquired by a non-”reporting issuer” under the Exchange Act, we will be subject to the “back-door registration” requirements of the Securities and Exchange Commission that will require us to file a Current Report on Form 8-K12G3 that will include all information about such non-”reporting issuer” as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission. The Securities and Exchange Commission proposed on April 13, 2004, that any acquisition that will result in our Company no longer being a “blank check” or “blind pool” company will require us to include all information about the acquired company as would have been required to be filed by that entity had it filed a Form 10 or Form 10SB Registration Statement with the Securities and Exchange Commission.

Research and Development Costs During the Last Two Fiscal Years

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

Number of Total Employees and Number of Full Time Employees

None; not applicable.

Reports to Security Holders

You may read and copy any reports, statements or other information that we have filed at the SEC’s public Reference Room at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1- 202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports, registration statements and other information filed is also available on the Internet on the SEC’s website at www.sec.gov, and from commercial document retrieval services, such as Corporation Service Company, whose telephone number is 1-800-222-2122.

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

On or about November 28, 2006, the Company filed a Definitive Information Statement on Form 14C, whereby the Company amended its Articles of Incorporation with the State of Delaware and issued common stock to the members of our Board of Directors for compensation of services. The Amended Articles of Incorporation were unanimously adopted by our Board of Directors and certain shareholders owning 17,211,000 pre-split shares of our common stock or approximately 59.7% of our outstanding voting securities to effect a re-capitalization of our outstanding common stock in the form of a pro rata 250,000 for one reverse split and an immediate 200 for one pro rata dividend of our outstanding common stock.

It was believed by the members of the Board of Directors that without the re-capitalization, we would not be able to make any acquisition, merger or reorganization that would be beneficial to us and our stockholders, and that we would have had no real prospects through which we can be otherwise successful.

A total of 600,000 post-re-capitalization shares of our common stock that are “restricted securities” as defined in Rule 144 of the Securities and Exchange Commission and representing control of the company were issued to the members of our Board of Directors contemporaneously with the dividend. See the Exhibit Index for a copy of our Information Statement on Form 14C.

During the year ended September 30, 2007, or as of the date of this report, no additional matter was submitted to a vote of the Company’s securities holders, whether through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

The Company’s common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD”, now consolidated into the Financial Industry Regulatory Authority, “FINRA”) on June 14, 2007 under the symbol “WSPD”. There is currently no established “public market” for shares of common stock of the Company. Management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company’s common stock will develop or be maintained.

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

A minimum holding period of one year is required for resales under Rule 144, along with other pertinent provisions, including publicly available information concerning our Company; limitations on the volume of restricted securities which can be sold in any ninety (90) day period; the requirement of unsolicited broker’s transactions; and the filing of a Notice of Sale on Form 144. Recent proposals by the SEC will result in amendments to Rule 144 that will in most instances reduce the holding period to six months, except for shell companies, among other changes.

The bid and offer price for the shares of common stock of our Company for the quarterly periods from June 15, 2007 through September 28, 2007 are as follows:

	Closing Bid		Closing Ask
2007	High	Low	High	Low
June 15 – June 29	NONE	NONE	NONE	NONE
July 2 – September 28	NONE	NONE	NONE	NONE

These prices were obtained from the National Quotation Bureau, Inc. (“NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

The number of record holders of the Company’s common stock as of the date of this Annual Report is approximately 542, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance under Equity Compensation Plans

Our Company does not have any Equity Compensation Plans.

Recent Sales of Unregistered Securities

On March 11, 2000, we authorized the issuance of 12,000 (15,000,000 pre-re-capitalization) shares of our common stock for $15,000.

On October 5, 2000, in order to reconcile our Company’s transfer records, we authorized the issuance of 8,800 (10,955,881 pre-re-capitalization) shares of our common stock in the name of ARTCO Trustee, our transfer agent, for the sole purpose of replacing certificates presented for transfer that are not reflected on the shareholders list, if there is reasonable cause to believe that such certificates were issued by Mellon Securities Transfer, our previous transfer agent, and would have been represented alphabetically, on pages 269 or 270 of Mellon Securities Transfer shareholder list dated December 27, 1993.

On or about September 28, 2006, the Company’s largest Series A Preferred shareholder converted 1,311,000 Preferred Shares to our Common Stock resulting in 1,200 post-recapitalization common shares and has cancelled another 1,311,000 leaving his Preferred holdings at 28,000 shares and the total number of outstanding Series A Preferred Shares at 378,000.

On or about December 7, 2006, the Board of Directors authorized the issuance of a total of 200 (29,601 pre- capitalization) shares of our common stock to reconcile our transfer records with certificates presented by The Depository Trust Co.

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

Sales of Restricted Securities

There have been no sales of the Company’s unregistered securities in the past five years, other than the shares issued to DTC on December 7, 2006, in the amount of 200 (29,601 pre-re-capitalization) shares, to reconcile our transfer records with certificates presented by The Depository Trust Company.

Restrictions on Sales of Certain “Restricted Securities”

Wulff Letter

Generally, restricted securities can be resold under Rule 144 once they have been held for at least one year (subparagraph (d) thereof), provided that the issuer of the securities satisfies the “current public information” requirements (subparagraph (c)) of the Rule; no more than 1% of the outstanding securities of the issuer are sold in any three month period (subparagraph (e)); the seller does not arrange or solicit the solicitation of buyers for the securities in anticipation of or in connection with the sale transactions or does not make any payment to anyone in connection with the sales transactions except the broker dealer who executes the trade or trades in these securities (subparagraph (f)); the shares are sold in “broker’s transactions’” only (subparagraph (g)); the seller files a Notice on Form 144 with the SEC at or prior to the sales transactions (subparagraph (h)); and the seller has a bona fide intent to sell the securities within a reasonable time of the filing. Once two years have lapsed, assuming the holder of the securities is not an affiliate of the issuer, unlimited sales can be made without further compliance with the terms and provisions of Rule 144. All of our restricted securities have been held for in excess of two years. Recent proposed amendments to Rule 144 announced by the SEC on December 6, 2007, will reduce the holding period for restricted securities to six month, provided the issuer of securities satisfies the current public information requirements; and will allow unlimited sales, without satisfying the current public information requirement, after one year, for non-affiliates, among other changes. These amendments also codify the SEC’s position expressed in the Wulff Letter discussed below.

In January, 2000, Richard K. Wulff, the Chief of the SEC’s Office of Small Business, wrote a letter to Ken Worm, the Assistant Director of the OTC Compliance Unit of NASD Regulation, Inc. Many members of the securities community have come to refer to that letter as the Wulff Letter. The full text of the Wulff Letter can be examined in the CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, issued under the name “NASD Regulation, Inc.”

The Wulff Letter was written in response to a request for guidance from Mr. Worm. In his request, Mr. Worm had referred to several situations in which non-affiliate stockholders of blank check or shell companies had sought to treat their shares as free trading or unrestricted securities. As defined in the Wulff Letter, a blank check or shell company is “a development stage company that has no specific business plan or purpose or has indicated its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.”

Citing the concerns of the United States Congress and the SEC over potential fraud and market manipulations involving blank check or shell companies, the Wulff Letter stated that promoters and affiliates of blank check or shell companies, as well as transferees of their securities, are “underwriters” with respect to such securities. Accordingly, transactions in these companies’ securities by promoters, affiliates or their transferees do not fall within the scope of the Rule 144 “safe harbor” resales for securities that have been beneficially owned for at least one year and that satisfy informational and certain other requirements of the Rule, or the Section 4(1) exemption from registration for resales under the Securities Act, that exempts sales by persons other than “an issuer, underwriter or a dealer.” As a result, it is the position of the SEC that these securities may be resold by these persons only pursuant to registration under the Securities Act. According to the Wulff Letter, this restriction would continue to apply even after the blank check or shell company completes a merger or acquisition transaction with an operating entity. We take no position as to whether the SEC has the authority to abate the exemption from registration under the Securities Act in Section 4(1), which is a statutory exemption for “routine trading transactions”; however, Messrs. Bassham, Albiston, and Faulkner have agreed not to publicly resell their securities (in any private sale, the purchaser would be required to acknowledge the following restrictions) without registration under the Securities Act; or the receipt of a “no action” letter from the SEC indicating that registration is not required and that there is an available exemption from registration under the Securities Act for the resale of these securities; or there is a declaratory judgment by a federal or state court indicating that registration is not required for resale of these securities and that there is an available exemption from registration under the Securities Act for the resale of these securities. Messrs. Bassham, Albiston, and Faulkner have no current intention to seek any court order respecting the availability of an exemption under the Securities Act to resell their securities. A copy of the Registration Agreement signed by Messrs. Bassham, Albiston, and Faulkner with us is filed as an Exhibit to this Annual Report an incorporated herein by reference. See Part III, Item 13. That Registration Agreement also provides these persons with piggy-back registration rights.

These restrictions will also apply to transferees of Messrs. Bassham’s, Albiston’s, and Faulkner’s securities or any securities of persons who may be deemed to be our promoters or affiliates, too. We believe that this pronouncement will be liberally construed by the SEC to promote the concerns set forth in the Wulff Letter. An affiliate includes all directors and executive officers of an issuer, along with 10% stockholders, and includes persons controlling, controlled by or under common control of an issuer; a promoter is generally defined as anyone involved in the formation of an issuer, and that may include finder’s and others in similar capacities, who introduce acquisition candidates to us.

New SEC Limitations on Securities of Shell Companies

The proposed amendments announced by the SEC to Rule 144 on December 6, 2007, would prohibit the use of Rule 144 in the resale of all such securities until at least one year after we are no longer considered to be a shell company and have filed an 8-K Current Report that contains all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 or 10-SB Registration Statement with the SEC, along with required audited, interim and proforma financial statements. The proposed amendment further indicates that Rule 144 will not be available for the sale of restricted or unrestricted securities of shell companies. These proposals may allow Messrs. Bassham, Albiston, and Faulkner to resell their respective shares following the expiration of one year, under the aforesaid circumstances, regardless of registration. The new proposed regulations, that are anticipated to be effective following publication in the Federal Register and the passage of 60 days:

•

Appear to limit resales of securities issued in reverse reorganizations, mergers or acquisitions, by providing a one year holding period from the filing of the Form 10 or Form 10-SB information required to be filed with the SEC within four days of the closing of any such transaction, thereby denying acquired companies’ shareholders the newly proposed six month holding period.

•

May allow members of management to resell their respective securities following the expiration of one year from the filing of the Form 10 or Form 10-SB information required to be filed with the SEC once we are no longer required to be a shell company.

•

Will prohibit resales by investors or others who purchase or are issued shares of our common stock for cash, services or otherwise until at least the expiration of one year from the filing of the Form 10 or Form 10-SB information required to be filed with the SEC once we are no longer considered to be a shell company.

•

May limit the tradeability of otherwise free trading shares of our common stock that are presently outstanding and that are not owned by directors, executive officers, promoters or founders or affiliates.

Any of the foregoing to severely limit our ability to complete any reorganization, merger or acquisition transaction, and the acquisition candidates’ shareholders would be treated more fairly in an IPO, and would be able to avail themselves of the newly proposed six month holding period of Rule 144.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended September 30, 2007, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

There were no purchases of our equity securities by us or any affiliated purchasers during the calendar year ended September 30, 2007.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other than maintaining its good corporate standing in the State of Delaware, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At September 30, 2007, the Company had assets of $1,720. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

During the period ended September 30, 2007, the Company had a net loss of $14,396, resulting from operations. During this same period ending September 30, 2006, we had a net loss of $11,386, as a result of operations. We have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 7 of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements for the year ended September 30, 2007.

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

Liquidity

The Company has $1,720 cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During the year ended September 30, 2007, expenses were paid by a principal stockholder in the amount of $12,451. During the same period in 2006, additional expenses by a principal stockholder totaled $10,607. The aggregate amount of $37,514 outstanding as of September 30, 2007, is unsecured and is due on demand. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Item 7. Financial Statements.

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2007

TABLE OF CONTENTS

Registered Public Accounting Firm Registered Public Accounting Firm	20
Balance Sheet	21
Statements of Operations	22
Statement of Stockholders’ Equity (Deficit)	23
Statements of Cash Flows	25
Notes to Financial Statements	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Westcott Products Corporation [A Development Stage Company]

We have audited the accompanying balance sheet of Westcott Products Corporation. (a development stage company)as of September 30, 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2007 and 2006, and for the period from reactivation [October 1999] through September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westcott Products Corporation [a development stage company] as of September 30, 2007, and the results of operations and cash flows for the years ended September 30, 2007 and 2006, and for the period from reactivation through September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss and negative operating cash flows as of September 30, 2007. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Mantyla McReynolds, LLC

Salt Lake City, Utah

December 3, 2007

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

BALANCE SHEET

September 30, 2007

ASSETS

Assets
Current Assets
Cash	$1,720
Total Current Assets	1,720
Total Assets	$1,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities:
Related Party Liabilities	$—
Accrued Liabilities	—
Payable to Shareholders	37,514
Total Current Liabilities	37,514
Total Liabilities	37,514

Stockholders’ Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; 378,000
issued and outstanding	3,780
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 737,800 shares issued
and outstanding	738
Additional Paid-in Capital	2,812,295
Accumulated Deficit	(2,867,932)
Accumulated earnings in development stage	15,325
Total Stockholders’ Deficit	(35,794)
Total Liabilities and Stockholders’ Deficit	$1,720

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2007 and 2006 and

For the Period from Reactivation (October 1999) through September 30, 2007

			For the
			Period from
	For the	For the	October 1999
	Year	Year	(date of
	Ended	Ended	reactivation)
	September 30,	September 30,	through
	2007	2006	September 30, 2007

Revenues	$—	$—	$—

General and Administrative Expenses	14,396	11,386	41,394
Operating Income (Loss)	(14,396)	(11,386)	(41,394)
Other Income	—	—	56,719
Net (Loss) Before Income Taxes	(14,396)	(11,386)	15,325
Current Year Provision for Income Taxes	—	—	—
Net Income (Loss)	$(14,396)	$(11,386)	$15,325
Basic Earnings (Loss) per Common Share	$(0.02)	$(0.08)	$0.08
Basic Weighted Average Shares Outstanding	604,649	136,607	194,417
Diluted Earnings (Loss) per Common Share	$(0.02)	$(0.08)	$0.03
Diluted Weighted Average Shares Outstanding	604,649	136,607	516,332

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Reactivation (October 1999) through September 30, 2007

							Deficit	Net
					Additional		Accumulated	Stockholders’
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	in Development	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	Stage	(Deficit)
Balance, October 1, 1999	3,000,000	$30,000	12,527,980	$12,528	$2,758,685	$(2,867,932)	$—	$(66,719)
Effect of reverse split 1 for 250,000			(12,527,556)	(12,527)	12,527			—
Effect of stock dividend accounted for as split 200 for 1			124,176	124	(124)			—
Issued common stock for cash at par, $.001, March 11, 2000			12,000	12	14,988			15,000
Net income for the period ended September 30, 2000							(992)	(992)
Balance, September 30, 2000	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(992)	(52,711)
Net income for the period ended September 30, 2001							(3,181)	(3,181)
Balance, September 30, 2001	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(4,173)	(55,892)
Net income for the period ended September 30, 2002							(2,733)	(2,733)
Balance, September 30, 2002	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(6,906)	(58,625)
Net income for the period ended September 30, 2003							(2,382)	(2,382)
Balance, September 30, 2003	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(9,288)	(61,007)
Net income for the period ended September 30, 2004							(2,170)	(2,170)

Balance, September 30, 2004	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(11,458)	(63,177)
Net income for the period ended September 30, 2005							52,565	52,565
Balance, September 30, 2005	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	41,107	(10,612)
Preferred Stock Converted into Common Stock on 1 for 1 basis (adjusted to post split / dividend amounts)	(1,311,000)	(13,110)	1,200	1	13,109			—
Cancellation of Preferred Shares	(1,311,000)	(13,110)			13,110			—
Net income for the period ended September 30, 2006							(11,386)	(11,386)
Balance, September 30, 2006	378,000	$3,780	137,800	$138	$2,812,295	$(2,867,932)	$29,721	$(21,998)
Common Shares issued for services			600,000	600				600
Net income for the period ended September 30, 2007							(14,396)	(14,396)
Balance, September 30, 2007	378,000	$3,780	737,800	$738	$2,812,295	$(2,867,932)	$15,325	$(35,794)

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2007 and 2006 and

for the Period from Reactivation (October 1999) through September 30, 2007

			For the
			Period from
	For the	For the	October 1999
	Year	Year	(date of
	Ended	Ended	reactivation)
	September 30,	September 30,	through
	2007	2006	September 30, 2007

Cash Flows Used For Operating Activities
Net Income (Loss)	$(14,396)	$(11,386)	$15,325
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Increase) decrease in current assets	—	160	—
Increase (decrease) in current liabilities	—	600	—
Increase (decrease) in shareholder loans	12,451	10,607	37,514
Increase (decrease) in taxes payable	—	—	(56,719)
Stock Issued for Expenses	—	—	600
Net Cash (used in) Operating Activities	(1,945)	(19)	(3,280)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)

Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	(1,945)	(19)	1,720
Beginning Cash Balance	3,665	3,684	—
Ending Cash Balance	$1,720	$3,665	$1,720

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—
Stock issued in exchange for accrued liability/expense	600		600

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

(b) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the period ending September 30, 2007 the Company did not have non-cash investing or financing activities.

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

			For the Period from
	For the	For the	October 1999
	Year Ended	Year Ended	(date of reactivation)
	September 30,	September 30,	through
	2007	2006	September 30, 2007
Shares Used in Basic per Share Amounts:
Weighted average common shares outstanding	604,649	136,807	194,598
Shares used in Diluted per Share amounts:
Diluted weighted average preferred stock	—	—	321,734
Diluted Weighted Average Common Shares Outstanding	604,649	136,807	516,332

Anti-dilutive Weighted Average Common Shares Outstanding	378,000	380,193	—

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of September 30, 2007.

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

(g) Statement of Cash Flows

For purposes of the statements of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $1,720 in cash as of September 30, 2007.

(h) Revenue Recognition

The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition” SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. Revenue is recognized as earned.

(i) Impact of New Accounting Standards

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is continuing to evaluate FIN 48 and to assess the impact on its financial statements and reporting.

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company has accumulated operating losses from reactivation through September 30, 2007 amounting to $41,394, has minimal assets, and no operations at September 30, 2007. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended September 30, 2007 and 2006, the Company borrowed $12,451 and $10,607, respectively from an investor to pay operating expenses. The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of September 30, 2007 is $37,514.

NOTE 4 EQUITY

In October of 1999 the Company began raising money in an effort to reactivate. On March 11, 2000, the Company issued 15,000,000 pre-split/dividend (or 12,000 post-split/dividend) shares of common stock at par ($.001) for $15,000 cash.

On or about September 28, 2006, the Company’s largest Series A Preferred shareholder converted 1,311,000 (1,200 post-split/dividend shares) Preferred Shares to our Common Stock that is subject to the re-capitalization and has cancelled another 1,311,000 leaving his Preferred holdings at 28,000 shares and the total number of outstanding Series A Preferred Shares at 378,000. The preferred shares are convertible into common stock on a one for one basis at the option of the holder. The preferred shares carry a liquidation preference of one dollar per share. In the event of liquidation, any excess proceeds are paid to common shareholders. In the event of liquidation with which there is a deficit in the amounts payable, preferred shareholders will share ratably in any distribution. Each preferred share has one (1) vote and votes as a class with common shares.

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

On or about December 7, 2006, the Board of Directors authorized the issuance of a total of 29,601 pre- capitalization shares (2,600 post-split/dividend shares – 2,800 shares were originally issued but 200 were subsequently returned) of our common stock to reconcile our transfer records with certificates presented by The Depository Trust Co.

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

NOTE 5 ACCRUED LIABILITIES

For the year ended September 30, 2005, the Company has been relieved of both its Federal Tax lien of $1,046 and its Judgment lien of $55,673 for back payroll taxes. The company has recoded this as other income.

NOTE 6 INCOME TAXES

The provision for income taxes consists of the following:

	2007	2006
Current tax	$—	$—
Deferred tax benefit	(2,159)	(1,708)
Benefits of operating loss carryforwards	2,159	1,708
Provision for Income Tax	$—	$—

The Company is incorporated in Delaware which does not assess and income tax.

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of September 30, 2007. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$41,394	$6,209	15%
Valuation Allowance		(6,209)
Deferred Tax Asset – 9/30/2007		$—

During the twelve months ended September 30, 2007 and 2006, the valuation allowance increased $2,159 and $1,708, respectively.

The Company has the following operating loss carry forwards available at September 30, 2007:

Operating Losses
Expires	Amount
2020	991
2021	3,182
2022	2,733
2023	2,382
2024	2,170
2025	4,154
2026	11,386
2027	14,396

Reconciliation between income taxes at the statutory tax rate (15%) and the actual income tax provision for continuing operations follows:

	2007	2006
Expected Tax Provision	$(2,159)	$(1,708)
Effect of:
Increase in Valuation Allowance	2,159	1,708
Actual Tax Provision	$—	$—

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None; not applicable.

Item 8(a)T. Controls and Procedures

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

Changes in internal control over financial reporting

There have been no changes in internal control over financial reporting.

Item 8(b). Other Information

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

Business Experience

Wayne Bassham, our President is 49 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past 17 years. Mr. Bassham is the President and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.

Todd Albiston, our Vice President and director is 49 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past three years. For the preceding thirteen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company. Mr. Albiston is the Secretary/Treasurer of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.

Kent Faulkner, our Secretary and director is 46 years of age. Mr. Faulkner is employed by BMW of Murray located in Salt Lake City. He was previously a sales manager for Intermountain Harley Davidson for the past four years. Mr. Faulkner had also been a district manager for Ecolab, Inc. for 18 years.

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

Code of Ethics

The Company adopted a Code of Ethics that was filed as an exhibit 14 to our Annual Report for the year ended September 30, 2003 and is incorporated herein by reference. See Part III, Item 13 of this Annual Report.

Corporate Governance

Director Independence

The Company does not have any directors that are independent. All of the directors also serve as officers.

Board Meetings and Committees; Annual Meeting Attendance

The Board of Directors held no annual meeting during the year ended September 30, 2007.

Nominating Committee

There are no established committees because there are currently no material operations.

Audit Committee

There are no established committees because there are currently no material operations.

Audit Committee Financial Expert

The Company does not currently have a financial expert serving on an audit committee as one does not currently exist because there are currently no material operations.

Item 10. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation Earnings ($)	Change in Pension Value and Nonqual-ified Deferred Compen-sation Earnings ($)	All Other Compen- sation ($)	All Other Compen-sations ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	9/30/2007	0	0	0	0	0	0	0	200*
President, Director	9/30/2006	0	0	0	0	0	0	0	0
	9/30/2005	0	0	0	0	0	0	0	0
	9/30/2004	0	0	0	0	0	0	0	0

Todd Albiston	9/30/2007	0	0	0	0	0	0	0	200*
Vice President,	9/30/2006	0	0	0	0	0	0	0	0
Director	9/30/2005	0	0	0	0	0	0	0	0
	9/30/2004	0	0	0	0	0	0	0	0

Kent Faulkner	9/30/2007	0	0	0	0	0	0	0	200*
Secretary, Director	9/30/2006	0	0	0	0	0	0	0	0
	9/30/2005	0	0	0	0	0	0	0	0
	9/30/2004	0	0	0	0	0	0	0	0

*We authorized the issuance of 600,000 shares (200,000 shares each) to our Company’s officers and directors for services valued at $200 each on September 28, 2006, with an effective date of December 20, 2006, after the filing of our Definitive Information Statement on form 14C as filed on or about November 28, 2006.

No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company’s management during the year ended September 30, 2007. Furthermore, no member of our Company’s management has been granted any option or stock appreciation rights; accordingly, no tables relating to such items have been included within this Item.

Outstanding Equity Awards

None, not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which the Company’s directors are compensated for any services provided as director. No additional amounts are payable to the Company’s directors for committee participation or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth the share holdings of those persons who own more than five percent of the Company’s common stock as of September 30, 2007 and to the date hereof:

Ownership of Principal Shareholders

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Wayne Bassham	200,000	27.0
	8867 S. Capella Way
	Sandy, UT 84093
Common	Todd Albiston	200,000	27.0
	8346 S. Viscounti Dr.
	Sandy, UT 84093
Common	Kent Faulkner	200,000	27.0
	1429 E. Vine Meadows Circle
	Salt Lake City, UT 84121

Security Ownership of Management

The following table sets forth the share holdings of the Company’s directors and executive officers as of September 30, 2007, and to the date hereof:

Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common	Wayne Bassham	200,000	27.0
	8867 S. Capella Way
	Sandy, UT 84093
Common	Todd Albiston	200,000	27.0
	8346 S. Viscounti Dr.
	Sandy, UT 84093
Common	Kent Faulkner	200,000	27.0
	1429 E. Vine Meadows Circle
	Salt Lake City, UT 84121

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

Securities Authorized for Issuance under Equity Compensation Plans

None, not applicable.

Item 12. Certain Relationships and Related Transactions

Transactions with Related Persons

For a description of transactions between members of management, five percent stockholders, “affiliates”, promoters and finders, see the caption “Sales of Restricted Securities” of Part II Item 5.

On December 20, 2006, in conjunction with and in consideration of Messrs. Bassham, Albiston, and Faulkner, our President, Vice President, and Secretary, respectively, we executed a Registration Lock-up Agreement whereby they will not publicly resell 600,000 shares as discussed under Part II, Item 5, of this Annual Report. Pursuant to a Registration Rights Agreement we granted mandatory and piggy-back registration rights subsequent to our completion of an acquisition or merger. See Item 13, Exhibit Index, Registration Lock-up Agreement and Registration Rights Agreement, as attached hereto.

There were no material transactions, or series of similar transactions, during our Company’s last four fiscal years, or any currently proposed transactions, or series of similar transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $120,000 or one percent of the average of the small business issuer’s total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Parents of the Issuer

There are no parents of the Issuer.

Transactions with Promoters and Control Persons

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

Item 13. Exhibits

Exhibits

Form 10KSB for the year ended September 30, 2006.*

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

*Incorporated herein by reference.

EX 31.1 Certification of Wayne Bassham, the Company’s President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 31.2 Certification of Todd Albiston, the Company’s Vice President, pursuant to section 302 of the Sarbanes-Oxley Act of 2002

EX 32 Certification of Wayne Bassham and Todd Albiston pursuant to section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accounting Fees and Services

The Following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended September 30, 2007 and 2006:

Fee Category	2007	2006
Audit Fees	$9,654	$9,130
Audit-related Fees	$0	$0
Tax Fees	$310	$190
All Other Fees	$0	$0
Total Fees	$9,964	$9,320

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Company caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTCOTT PRODUCTS CORPORATION

Date:	December 21, 2007	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

In accordance with the Securities Exchange Act of 1934 this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

WESTCOTT PRODUCTS CORPORATION

Date:	December 21, 2007	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Date:	December 21, 2007	By:	/s/Todd Albiston
Todd Albiston, Vice President and Director