Form 10QSB
period 2007-12-31
WESTCOTT PRODUCTS CORP
filed 2008-02-13
CIK 845819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date: February 11, 2008 - 737,800 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

December 31, 2007

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Condensed Notes to Financial Statements	6

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	December 31,	September 30,
	2007	2007
	(Unaudited)

ASSETS

Assets
Current Assets
Cash	$1,270	$1,720
Total Current Assets	1,270	1,720
Total Assets	$1,270	$1,720

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Related Party Liabilities	$—	$—
Accrued Liabilities	2,426	—
Payable to Shareholders	39,647	37,514
Total Current Liabilities	42,073	37,514
Total Liabilities	42,073	37,514

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; 378,000
issued and outstanding	3,780	3,780
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 737,800 shares issued
and outstanding	738	738
Additional Paid-in Capital	2,812,295	2,812,295
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	10,316	15,325
Total Stockholders' Deficit	(40,803)	(35,794)
Total Liabilities and Stockholders' Deficit	$1,270	$1,720

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months Ended December 31, 2007 and 2006, and

For the Period from Reactivation (October 1999) through December 31, 2007

(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Three	Three	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—

General and Administrative Expenses	5,009	9,445	46,403
Operating Income (Loss)	(5,009)	(9,445)	(46,403)
Other Income	—	—	56,719
Net Income (Loss) Before Income Taxes	(5,009)	(9,445)	10,316
Current Year Provision for Income Taxes	—	—	—
Net Income (Loss)	$(5,009)	$(9,445)	$10,316
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.05)	$0.05
Basic Weighted Average Shares Outstanding	631,490	209,739	211,184
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.05)	$0.02
Diluted Weighted Average Shares Outstanding	631,490	209,739	516,351

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months Ended December 31, 2007 and 2006, and

For the Period from Reactivation (October 1999) through December 31, 2007

(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Three Months	Three Months	(date of
	Ended	Ended	reactivation)
	December 31,	December 31,	through
	2007	2006	December 31, 2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows Used For Operating Activities
Net Income (Loss)	$(5,009)	$(9,445)	$10,316
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Increase) decrease in current assets	—		—
Increase (decrease) in accrued liabilities	2,426	6,023	2,426
Increase (decrease) in shareholder loans	2,133	3,177	39,647
Increase (decrease) in taxes payable	—	—	(56,719)
Stock Issued for Expenses	—	—	600
Net Cash (used in) Operating Activities	(450)	(245)	(3,730)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)
Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	(450)	(245)	1,270
Beginning Cash Balance	1,720	3,665	—
Ending Cash Balance	$1,270	$3,420	$1,270

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$—	$—	$—
Cash paid during the period for income taxes	—	—	—
Stock issued in exchange for accrued liability/expense	—	600	600

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements

December 31, 2007

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended September 30, 2007. The results of operations for the period ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $39,647 to a shareholder as of December 31, 2007. The unsecured loan bears no interest and is due on demand. For the three months ended December 31, 2007 and 2006, a shareholder paid $2,133 and $3,177 in expenses on behalf of the Company, respectively.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

We had no operations during the quarterly period ended December 31, 2007 nor do we have operations as of the date of this filing. General and administrative expenses were $5,009 for the December 31, 2007 period compared to $9,445 for the December 31, 2006 period. General and administrative expenses for the three months ended December 31, 2007 were comprised mainly of accounting and legal fees. We had net loss of $5,009 for the December 31, 2007 period compared to a net loss of $9,445 for the December 31, 2006 period.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the period ended December 31, 2007, there were no sales of unregistered securities.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

During the period ended December 31, 2007, no matters were submitted to a vote of security holders.

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

WESTCOTT PRODUCTS CORPORATION

Date:	02/11/08	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	02/11/08	By:	/s/Todd Albiston
Todd Albiston
Vice President