Form 10-Q
period 2008-03-31
WESTCOTT PRODUCTS CORP
filed 2008-05-15
CIK 845819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to____________

Commission File No. 001-10171

WESTCOTT PRODUCTS CORPORATION

(Exact name of the issuer as specified in its charter)

Delaware	80-0000245
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

8867 South Capella Way

Sandy, Utah 84093

(Address of Principal Executive Offices)

(801) 631-7969

(Issuer’s Telephone Number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X] No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: May 14, 2008 – 1,115,800 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

March 31, 2008

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Condensed Notes to Financial Statements	6

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheets

(Unaudited)

	March 31,	September 30,
	2008	2007

ASSETS

Assets
Current Assets
Cash	$—	$1,720
Total Current Assets	—	1,720
Total Assets	$—	$1,720

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Related Party Liabilities	$—	$—
Accrued Liabilities	—	—
Payable to Shareholders	40,999	37,514
Total Current Liabilities	40,999	37,514
Total Liabilities	40,999	37,514

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; none
and 378,000 issued and outstanding as of March 31, 2008
and September 30, 2007, respectively	—	3,780
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 1,115,800 and 737, 800 shares
issued and outstanding as of March 31, 2008 and
September 30, 2007 respectively	1,116	738
Additional Paid-in Capital	2,815,697	2,812,295
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	10,120	15,325
Total Stockholders' Deficit	(40,999)	(35,794)
Total Liabilities and Stockholders' Deficit	$—	$1,720

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months and Six Months Ended March 31, 2008 and 2007, and

For the Period from Reactivation (October 1999) through March 31, 2008

(Unaudited)

					For the
					Period from
	For the	For the	For the	For the	October 1999
	Three	Three	Six	Six	(date of
	Months	Months	Months	Months	reactivation)
	Ended	Ended	Ended	Ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2008	2007	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$—	$—	$—	$—	$—

General and Administrative Expenses	196	2,818	5,205	12,263	46,599
Operating Income (Loss)	(196)	(2,818)	(5,205)	(12,263)	(46,599)
Other Income	—	—	—	—	56,719
Net (Loss) Before Income Taxes	(196)	(2,818)	(5,205)	(12,263)	10,120
Current Year Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(196)	$(2,818)	$(5,205)	$(12,263)	$10,120
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.03)	$0.04
Basic Weighted Average Shares Outstanding	928,877	737,800	832,816	470,856	232,225
Diluted Earnings (Loss) per Common Share	$(0.02)	$(0.01)	$(0.01)	$(0.03)	$0.02
Diluted Weighted Average Shares Outstanding	928,877	737,800	832,816	470,856	604,623

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2008 and 2007, and

For the Period from Reactivation (October 1999) through March 31, 2008

(Unaudited)

			For the
			Period from
			October 1999
	For the	For the	(date of
	Six Months	Six Months	reactivation)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows Used For Operating Activities
Net Income (Loss)	$(5,205)	$(12,263)	$10,120
Adjustments to reconcile net loss to net cash
provided by operating activities:
(Increase) decrease in current assets	—	—	—
Increase (decrease) in accrued liabilities	—	11,064	—
Increase (decrease) in shareholder loans	3,485	—	40,999
Increase (decrease) in taxes payable	—	—	(56,719)
Stock Issued for Expenses	—	—	600
Net Cash (used in) Operating Activities	(1,720)	(1,199)	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)
Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	(1,720)	(1,199)	—
Beginning Cash Balance	1,720	3,665	—
Ending Cash Balance	$—	$2,466	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—
Stock issued in exchange for accrued liability/expense	—	—	600

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements

March 31, 2008

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10KSB for the year ended September 30, 2007. The results of operations for the period ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $40,999 to a shareholder as of March 31, 2008. The unsecured loan bears no interest and is due on demand. For the three months ended March 31, 2008 and 2007, a shareholder paid $1,352 and $2,818 in expenses on behalf of the Company, respectively.

NOTE 4 EQUITY

On or about February 14, 2008, we received notice of conversion and subsequently effected the conversion of 378,000 shares of Series A Convertible Preferred Stock into a like number of common shares pursuant to our Certificate of Designation set forth in August of 1986. This conversion, at the request of the Series A Preferred holders, constitutes the elimination of any outstanding Preferred Shares. See Part II, Item 6 (b), Reports on Form 8-K, below.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on October 1, 2008 with no impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company will elect not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 is adopted on October 1, 2008. As a result, implementation of SFAS 159 will have no impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s consolidated financial statements and it does not intend to adopt this standard early.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operation

Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

Our only foreseeable cash requirements during the next 12 months will relate to maintaining us in good standing in the State of Delaware, as well as legal and accounting fees. Management does not anticipate that we will have to raise additional funds during the next 12 months.

As of the filing of this Quarterly Report, we have not identified any operations nor are we in discussions with any potential operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

We had no operations during the quarterly period ended March 31, 2008, nor do we have operations as of the date of this filing. General and administrative expenses were $196 for the March 31, 2008 period compared to $2,818 for the March 31, 2007, period. General and administrative expenses for the three months ended March 31, 2008, were comprised mainly of operating and transfer fees. We had no legal or accounting fees during the period, thus reducing the general and administrative expenses. We had a net loss of $196 for the March 31, 2008, period compared to a net loss of $2,818 for the March 31, 2007 period.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

We had no operations during the six month period ended March 31, 2008, nor do we have operations as of the date of this filing. General and administrative expenses were $5,205 for the March 31, 2008, period compared to $12,263 for the March 31, 2007, period. General and administrative expenses for the six months ended March 31, 2008, were comprised mainly of accounting, transfer and filing fees. The Company had no legal fees during the period, thus reducing the general and administrative expenses. We had net loss of $5,205 for the March 31, 2008, period compared to a net loss of $12,263 for the March 31, 2007, period.

Off-balance Sheet Arrangements

None; not applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission (“SEC”), and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, our President and Secretary concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting..

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None; not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the period ended March 31, 2008, there were no sales of unregistered securities.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

During the period ended March 31, 2008, no matters were submitted to a vote of security holders.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits

(a) Exhibits

31.1 302 Certification of Wayne Bassham

31.2 302 Certification of Todd Albiston

32 906 Certification

(b) Reports on Form 8-K

Form 8-K Current Report as filed on or about February 14, 2008, concerning the conversion of 378,000 shares of Series A Convertible Preferred Stock into a like number of common shares.*

*Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTCOTT PRODUCTS CORPORATION

(Issuer)

Date:	05/14/08	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	05/14/08	By:	/s/Todd Albiston
Todd Albiston
Vice President