Form 10-Q
period 2008-06-30
WESTCOTT PRODUCTS CORP
filed 2008-07-29
CIK 845819

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

Not applicable.

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date: July 22, 2008: 1,115,800 shares of common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

FINANCIAL STATEMENTS

June 30, 2008

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Condensed Notes to Financial Statements	6

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	September 30,
	2008	2007
	(Unaudited)	(Audited)

ASSETS

Assets
Current Assets
Cash	$—	$1,720
Total Current Assets	—	1,720
Total Assets	$—	$1,720

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Related Party Liabilities	$—	$—
Accrued Liabilities	—	—
Payable to Shareholders	42,299	37,514
Total Current Liabilities	42,299	37,514
Total Liabilities	42,299	37,514

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; none
and 378,000 issued and outstanding as of June 30, 2008
and September 30, 2007, respectively	—	3,780
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 1,115,800 and 737, 800 shares
issued and outstanding as of June 30, 2008 and
September 30, 2007 respectively	1,116	738
Additional Paid-in Capital	2,815,697	2,812,295
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	8,820	15,325
Total Stockholders' Deficit	(42,299)	(35,794)
Total Liabilities and Stockholders' Deficit	$—	$1,720

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months and Nine Months Ended June 30, 2008 and 2007, and

For the Period from Reactivation (October 1999) through June 30, 2008

(Unaudited)

					For the
					Period from
	For the	For the	For the	For the	October 1999
	Three	Three	Nine	Nine	(date of
	Months	Months	Months	Months	reactivation)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007	2008

Revenues	$—	$—	$—	$—	$—

General and Administrative Expenses	1,300	1,134	6,505	13,397	47,899
Operating Income (Loss)	(1,300)	(1,134)	(6,505)	(13,397)	(47,899)
Other Income	—	—	—	—	56,719
Net (Loss) Before Income Taxes	(1,300)	(1,134)	(6,505)	(13,397)	8,820
Current Year Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(1,300)	$(1,134)	$(6,505)	$(13,397)	$8,820
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$0.03
Basic Weighted Average Shares Outstanding	1,115,800	737,800	926,800	559,837	257,391
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)	$0.01
Diluted Weighted Average Shares Outstanding	1,115,800	737,800	926,800	559,837	619,182

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Nine Months Ended June 30, 2008 and 2007, and

For the Period from Reactivation (October 1999) through June 30, 2008

(Unaudited)

			For the
			Period from
			October 1999
	For the	For the	(date of
	Nine Months	Nine Months	reactivation)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2008	2007	2008

Cash Flows Used For Operating Activities
Net Income (Loss)	$(6,505)	$(13,397)	$8,820
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	—	—	600
(Increase) decrease in current assets	—	—	—
Increase (decrease) in accrued liabilities	—	—	—
Increase (decrease) in shareholder loans	4,785	11,452	42,299
Increase (decrease) in taxes payable	—	—	(56,719)
Stock Issued for Expenses	—	—	600
Net Cash (used in) Operating Activities	(1,720)	(1,945)	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)
Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	(1,720)	(1,945)	—
Beginning Cash Balance	1,720	3,665	—
Ending Cash Balance	$—	$1,720	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—
Stock issued in exchange for accrued liability/expense	—	—	600

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Notes to Financial Statements

June 30, 2008

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007. The results of operations for the period ended June 30, 2008, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company has recorded a liability of $42,299 to a shareholder as of June 30, 2008. The unsecured loan bears no interest and is due on demand. For the three months ended June 30, 2008, and 2007, a shareholder paid $1,300 and $1,134 in expenses on behalf of the Company, respectively.

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

In May 2008 the FASB released SFAS No 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the “GAAP hierarchy”). FASB believes that the GAAP hierarchy should be directed to entities because it is the entity, not its auditor, that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued this Statement to achieve that result. SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Accounting Oversight Board amendment to AU Section 411.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its consolidated financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

We had no operations during the quarterly period ended June 30, 2008, nor do we have operations as of the date of this filing. General and administrative expenses were $1,300 for the June 30, 2008, period compared to $1,134 for the June 30, 2007, period. General and administrative expenses for the three months ended June 30, 2008, were comprised mainly of legal and accounting fees. We had a net loss of $1,300 for the June 30, 2008, period compared to a net loss of $1,134 for the June 30, 2007, period.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

We had no operations during the nine month period ended June 30, 2008, nor do we have operations as of the date of this filing. General and administrative expenses were $6,505 for the June 30, 2008, period compared to $13,397 for the June 30, 2007, period. General and administrative expenses for the nine months ended June 30, 2008, were comprised mainly of legal, accounting, transfer and filing fees. The Company had no legal fees during the second quarterly period, thus reducing the overall general and administrative expenses. We had net loss of $6,505 for the June 30, 2008, period compared to a net loss of $13,397 for the June 30, 2007, period.

Off-balance Sheet Arrangements

None; not applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4(T).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Vice President, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Vice President, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Vice President concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None; not applicable.

Item 5. Other Information

None; not applicable.

Item 6. Exhibits

(a) Exhibits

None. All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

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

WESTCOTT PRODUCTS CORPORATION

(Issuer)

Date:	07/22/08	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	07/22/08	By:	/s/Todd Albiston
Todd Albiston
Vice President