Form 10-K
period 2008-09-30
WESTCOTT PRODUCTS CORP
filed 2008-12-18
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. - 001-10171

WESTCOTT PRODUCTS CORPORATION

(Exact Name of registrant as specified in its Charter)

Delaware	80-0000245
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

8867 South Capella Way, Sandy, Utah 84093

(Address of Principal Executive Offices)

(801) 631-7969

(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes ☒ No ☐	(2) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

Due to the extremely limited trading market for the Issuer’s common stock, these shares have been arbitrarily valued at par value of one mill ($0.001) per share. There were 618,300 shares held by non-affiliates, valued in the aggregate at $618.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of December 18, 2008, the Registrant had 1,115,800 shares of common stock outstanding.

Documents Incorporated by Reference

See Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Westcott Products Corporation,” “Westcott,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Westcott Products Corporation, the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which Westcott Products Corporation may participate, competition within Westcott’s chosen industry, technological advances and failure by us to successfully develop business relationships.

PART I

ITEM 1. BUSINESS

Business Development

Westcott Products Corporation was incorporated as Light Tech, Inc. under the laws of the State of Nevada on May 24, 1984. At our inception, a total of 866 shares of our one mill ($0.001) par value common voting stock were issued to directors, officers and founders for a total consideration of $2,500. Commencing June 19, 1984, and ending August 8, 1984, we offered and sold 2,000 shares of our one mill ($0.001) par value common voting stock to residents of the State of Utah pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), for a total consideration of $25,000. Thereafter, we remained inactive until June 14,

1985, when our stockholders approved an Agreement and Plan of Reorganization with Lee Building Products, Inc. that is outlined below.

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

All of our Company’s prior operations were conducted through our wholly owned subsidiary, T. A. Kilgore & Company, (“Kilgore”), which owned and operated a home center in League City, Texas, about 30 miles southeast of downtown Houston, Texas. During November, 1990, Kilgore ceased operations, and the secured lenders took possession of all of its assets.

Our Company has been basically dormant since 1990. On March 11, 2000, our Board of Directors began the process of bringing us current, with the appointment of new officers and directors. We also authorized the issuance of 12,000 shares of our common stock for $15,000. On October 5, 2000, in order to reconcile our transfer records, we authorized the issuance of 8,800 shares of our common stock in the name of ARTCO Trustee, our transfer agent, for the sole purpose of replacing certificates presented for transfer that are not reflected on the shareholders list, if there was reasonable cause to believe that such certificates were issued by Mellon Securities Transfer, our previous transfer agent, and would have been represented alphabetically, on pages 269 or 270 of Mellon Securities Transfer shareholder list dated December 27, 1993. Those pages were missing from our historical lists of stockholders when we re-commenced the development stage. The Company began the process of reactivation in October 1999 and is now in the process of seeking new business opportunities.

Copies of the Certificate of Ownership and Merger and our initial Articles of Incorporation, as amended, together with our By-Laws, were filed as Exhibits to our 10-KSB Annual Report for the fiscal year ended September 30, 2003. See Item 15.

On or about November 28, 2006, we filed a Definitive Information Statement on Form 14C with the Securities and Exchange Commission (the “SEC”), whereby we amended our Articles of Incorporation with the State of Delaware and issued common stock to the members of our Board of Directors for compensation of services. The Amended Articles of Incorporation were unanimously adopted by our Board of Directors and certain shareholders owning approximately 13,800 shares of our common stock or approximately 59.7% of our outstanding voting securities to effect a re-capitalization of our outstanding common stock in the form of a pro rata 250,000 for one reverse split and an immediate 200 for one pro rata dividend of our outstanding common stock. All computations herein take into account this re-capitalization. A copy of the Amended Articles of Incorporation was filed as an Exhibit to our Definitive Information Statement on Form 14C. See Item 15.

It was believed by the members of the Board of Directors that without the re-capitalization, we would not be able to make any acquisition, merger or reorganization that would be beneficial to us and our stockholders, and that we would have had no real prospects through which we could be otherwise successful.

A total of 600,000 shares of our common stock that are “restricted securities” as defined in Rule 144 of the SEC and representing control of our Company were issued to the members of our Board of Directors contemporaneously with the dividend, as fully described in our Definitive Information Statement. See Item 15.

This re-capitalization and issuance became effective December 20, 2006.

Description of Business

We are currently seeking potential assets, property or businesses to acquire. We have had no material business operations for more than 10 years. Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected. We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine any particular industry in which we may engage in business operations.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition. In our present form, we are deemed to be a shell company seeking to acquire or merge with a business or company. We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of “going public.” The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell securities on behalf of the particular issuer, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the shareholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement them.

Amendments to Form 8-K by the SEC regarding shell companies and transactions with shell companies that require the filing of all information about an acquired company that would have been required to have been filed had any such company filed a Form 10 Registration Statement with the SEC, along with required audited, interim and proforma financial statements, within four business days of the closing of any such transaction (Item 5.01(a)(8) of Form 8-K); and the recent amendments to Rule 144 adopted by the SEC that were effective on February 15, 2008, that limit the resale of most securities of shell companies until one year after the filing of such information, may eliminate many of the perceived advantages of these types of going public transactions. These types of transactions are customarily referred to as “reverse” reorganizations or mergers in which the acquired company’s shareholders become the controlling shareholders in the acquiring company and the acquiring company becomes the successor to the business operations of the acquired company. Regulations governing shell companies also deny the use of Form S-8 for the registration of securities and limit the use of this Form to a reorganized shell company until the expiration of 60 days from when any such entity is no longer considered to be a shell company. This prohibition could further restrict opportunities for us to acquire companies that may already have stock option plans in place that cover numerous employees. In such instances, there may be no exemption from registration for the issuance of securities in any business combination to these employees, thereby necessitating the filing of a registration statement with the SEC to complete any such reorganization, and incurring the time and expenses that are normally avoided by reverse reorganizations or mergers.

Recent amendments to Rule 144, adopted by the SEC and effective on February 15, 2008, codify the SEC’s prior position limiting the tradeability of certain securities of shell companies, including those issued by us in any acquisition, reorganization or merger, and further limit the tradeability of additional securities of shell companies; these proposals will further restrict the availability of opportunities for us to acquire any business or enterprise that desire to utilize us as a means of going public.

Any of these types of transactions, regardless of the particular prospect, would require us to issue a substantial number of shares of our common stock that could amount to as much as 95% of our outstanding voting securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in us.

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

Management will attempt to meet personally with management and key personnel of any entity providing any potential business opportunity afforded to us, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

We are unable to predict the time as to when and if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal shareholders, professional advisors, broker dealers in securities, venture capital personnel and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder’s fee or to otherwise compensate the persons who submit a potential business endeavor in which we eventually participate. Such persons may include our directors, executive officers and beneficial owners of our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member has a prior ownership interest.

Our directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

Although we currently have no plans to do so, depending on the nature and extent of services rendered, we may compensate members of management in the future for services that they may perform for us. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a reorganization, merger or acquisition, management expects that any such compensation would take the form of an issuance of shares of our common stock to these persons; this would have the effect of further diluting the holdings of our other shareholders. There are presently no preliminary agreements or understandings between us and members of our management respecting such compensation. Any shares issued to members of our management would be required to be resold under an effective registration statement filed with the SEC or 12 months after we file the Form 10 information about the acquired company with the SEC as now required by Form 8-K. These provisions could further inhibit our ability to complete the acquisition of any business or complete any merger or reorganization with another entity, where finder’s or others who may be subject to these resale limitations refuse to provide us with any introductions or to close any such transactions unless they are paid requested fees in cash or unless we agree to file a registration statement with the SEC that includes any shares that are to be issued to them, at no cost to them. These expenses could limit potential acquisition candidates, especially those in need of cash resources, and could affect the number of shares that our shareholders retain following any such transaction, by reason of the increased expense.

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other shareholders or that such other shareholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities. Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

None of our directors, executive officers, founders or their affiliates or associates are currently involved in any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business combination with us.

Principal Products or Services and Their Markets

None; not applicable.

Distribution Methods of the Products or Services

None; not applicable.

Status of any Publicly Announced New Product or Service

None; not applicable.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

Management believes that there are literally thousands of shell companies engaged in endeavors similar to those engaged in by us; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets via a reverse reorganization or merger. There is no reasonable way to predict our competitive position or that of any other entity in these endeavors; however, we, having limited assets and no cash reserves, will no doubt be at a competitive disadvantage in competing with entities that have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by us since 1990.

Sources and Availability of Raw Materials and Names of Principal Suppliers

None; not applicable.

Dependence on One or a Few Major Customers

None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

None; not applicable.

Need for any Governmental Approval of Principal Products or Services

Because we currently have no business operations and produce no products nor provide any services, we are not presently subject to any governmental regulation in this regard. However, in the event that we complete a reorganization, merger or acquisition transaction with an entity that is engaged in business operations or provides products or services, we will become subject to all governmental approval requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.” That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002. The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence. It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls (anticipated to commence with the September 30, 2010, year end); prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Securities Exchange Act of 1934, as amended (the “Exchange Act”) Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to shareholders of the Company at a special or annual meeting thereof or pursuant to a written consent will require the Company to provide the Company’s shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to the Company’s shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

None; not applicable.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost; however, we will become subject to all such governmental requirements to which the reorganized, merged or acquired entity is subject or may become subject.

Number of Total Employees and Number of Full Time Employees

None.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov. Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms. Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-0219.

PART II

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2: PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of Wayne Bassham, our President, which are provided at no cost to us. Because we have had no business except the seeking of business opportunities for us to acquire, our activities have been limited to keeping us in good standing in the State of Delaware. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Bassham of providing the use of his office and telephone have been minimal.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended September 30, 2008.

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD” [now “FINRA”] ) on June 14, 2007 under the symbol “WSPD.” There is currently no established trading market for our shares of common stock. Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such market. For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” below.

The following table sets forth, for the periods indicated over the last two years, the high and low bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Fiscal Year Ended	Bid*	Ask*
September 30, 2008
July 1 through September 30	NONE	NONE
April 1 through June 30	NONE	NONE
January 2 through March 31.25		NONE

September 30, 2007
October 1 through December 31	NONE	NONE
July 2 through September 28.25		NONE
June 15 through June 29	NONE	NONE

*Due to only one market maker currently quoting only a bid at .25, there are currently no bid and ask prices for the periods shown.

These prices were obtained from the National Quotation Bureau, Inc. (“NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have 555 shareholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty, and if and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On March 11, 2000, we authorized the issuance of 12,000 shares of our common stock for $15,000.

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

On or about September 28, 2006, our largest Series A Preferred stockholder converted 1,311,000 Preferred Shares to our common stock resulting in 1,200 shares of common stock being issued; and such Series A Preferred stockholder also cancelled another 1,311,000 shares of Series A Preferred Stock, leaving his preferred holdings at 28,000 shares and the total number of outstanding Series A Preferred Stock then outstanding at 378,000.

On or about December 7, 2006, the Board of Directors authorized the issuance of a total of 200 shares of our common stock to reconcile our transfer records with certificates presented by The Depository Trust Co.

Our Board of Directors authorized the issuance of a total of 600,000 shares of our common stock that are “restricted securities” as defined in Rule 144 of the SEC, to Wayne Bassham (President), Todd Albiston (Vice President) and Kent Faulkner (former Secretary) (200,000 each) for past services rendered to us. These shares were fully issued as of December 20, 2006, and are subject to resale restrictions as discussed under the headings “Rule 144” and “Shell Companies” below.

On or about February 14, 2008, we received notice of conversion and subsequently effected the conversion of the remaining 378,000 shares of our Series A Convertible Preferred Stock into a like number of common shares pursuant to our Certificate of Designation set forth in August of 1986. This conversion, at the request of the Series A Preferred holders, constitutes the elimination of any outstanding Preferred Shares.

We issued all of these securities to persons who were “accredited investors” as those terms are defined in Rule 501 of Regulation D of the SEC; and each such person had prior access to all material information about us. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the SEC. Registration of sales to “accredited investors” are preempted from state regulation, though states may require the filing of notices, a fee and other administrative documentation like consents to service of process and the like.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:

•     Current public information,

•     Volume limitations,

•     Manner of sale requirements for equity securities, and

•     Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

•     Current public information,

•     Volume limitations,

•     Manner of sale requirements for equity securities, and

•     Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

“(i) Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

(1)	This section is not available for the resale of securities initially issued by an issuer defined below:

(i)   An issuer, other than a business combination related shell company, as defined in §230.405, or an asset-backed issuer, as defined in Item 1101(b) of Regulation AB (§229.1101(b) of this chapter), that has:

(A)	No or nominal operations; and

(B)	Either :

(1) No or nominal assets;
(2) Assets consisting solely of cash and cash equivalents; or
(3) Assets consisting of any amount of cash and cash equivalents and nominal other assets; or

(ii)	An issuer that has been at any time previously an issuer described in paragraph (i)(1)(i).

(2)           Notwithstanding paragraph (i)(1), if the issuer of the securities previously had been an issuer described in paragraph (i)(1)(i) but has ceased to be an issuer described in paragraph (i)(1)(i); is subject to the reporting requirements of section 13 or 15(d) of the Exchange Act; has filed all reports and other materials required to be filed by section 13 or 15(d) of the Exchange Act, as applicable, during the preceding 12 months (or for such shorter period that the issue was required to file such reports and materials), other than Form 8-K reports (§249.308 of this chapter); and has filed current “Form 10 information” with the Commission reflecting its status as an entity that is no longer an issuer described in paragraph (i)(1)(i), then those securities may be sold subject to the requirements of this section after one year has elapsed from the date that the issuer filed “Form 10 information” with the Commission.

(3)           The term “Form 10 information” means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a shell company cannot be publicly sold under Rule 144 in the absence of compliance with this subparagraph, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a shell company while it was not determined to be a shell company.

Section 4(1) of the Securities Act

Since we are a shell company as defined in subparagraph (i) of Rule 144, our shares of common stock cannot be publicly resold under Rule 144 until we comply with the requirements outlined above under the heading “Shell Companies.”  Until those requirements have been satisfied, any resales of our shares of common stock must be made in compliance with the provisions of the exemption from registration under the Securities Act provided in Section 4(1) thereof, applicable to persons other than “an issuer, underwriter or a dealer.”  That will require that such shares of common stock be sold in “routine trading transactions,” which would include compliance with substantially all of the requirements of Rule 144, regardless of its availability; and such resales may be limited to our non-affiliates.  It is the position of the SEC that the Section 4(1) exemption is not available for the resale of any securities of an issuer that is or was a shell company, by directors, executive officers, promoters or founders or their transferees.  See NASD Regulation, Inc., CCH Federal Securities Law Reporter, 1990-2000 Decisions, Paragraph No. 77,681, the so-called “Worm-Wulff Letter.”

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended September 30, 2008, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6: SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect Westcott’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our plan of operation for the next 12 months is to: (i)consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing or the payment of expenses associated with legal fees, accounting fees and reviewing or investigating any potential business venture, which may be advanced by management or principal stockholders as loans to us. Because we have not determined any business or industry in which our operations will be commenced, and we have not identified any prospective venture as of the date of this Annual Report, it is impossible to predict the amount of any such loan. Any such loan will be on terms no less favorable to us than would be available from a commercial lender in an arm’s length transaction. No advance or loan from any affiliate will be required to be repaid as a condition to any agreement with future acquisition partners.

When and if a business will commence or an acquisition made is presently unknown and will depend upon various factors, including but not limited to funding and its availability and if and when any potential acquisition may become available to us at terms acceptable to us. The estimated costs associated with reviewing and verifying information about a potential business venture would be mainly for due diligence and the legal process and could cost between $5,000 and $25,000. These funds will either be required to be loaned by management or raised in private offerings; we cannot assure you that it can raise funds, if needed.

Liquidity and Capital Resources

The Company has no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to the Company. During the year ended September 30, 2008, expenses were paid by a principal stockholder in the amount of $6,713. During the same period in 2007, additional expenses by a principal stockholder totaled $12,451. The aggregate amount of $44,227 outstanding as of September 30, 2008, is unsecured and is due on demand. Because the Company has not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Delaware, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years.

At September 30, 2008, the Company had no assets. See the Index to Financial Statements, Part II, Item 8 of this Annual Report.

During the period ended September 30, 2008, the Company had a net loss of $8,433, resulting from operations. During this same period ending September 30, 2007, the Company had a net loss of $14,396, as a result of operations. The decrease in the Company’s net loss from September 30, 2007 to September 30, 2008 was due to a decrease in legal and accounting fees and overall Company operating expenses in general. We have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 8 of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended September 30, 2008.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2008

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	14
Balance Sheet	15
Statements of Operations	16
Statement of Stockholders’ Equity (Deficit)	17
Statements of Cash Flows	19
Notes to Financial Statements	20

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Westcott Products Corporation [a development stage company]

We have audited the accompanying balance sheets of Westcott Products Corporation [a development stage company] as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2008 and 2007, and for the period from reactivation [October 1999] through September 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westcott Products Corporation [a development stage company] as of September 30, 2008 and 2007, and the results of its operations and cash flows for the years ended September 30, 2008 and 2007, and for the period from reactivation through September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a net loss and negative operating cash flows as of September 30, 2008. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

December 18, 2008

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

BALANCE SHEET

September 30, 2008 and 2007

(Audited)

	September 30	September 30,
	2008	2007

ASSETS

Assets
Current Assets
Cash	$—	$1,720
Total Current Assets	—	1,720
Total Assets	$—	$1,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities:
Related Party Liabilities	$—	$—
Accrued Liabilities	—	—
Payable to Shareholders	44,227	37,514
Total Current Liabilities	44,227	37,514
Total Liabilities	44,227	37,514

Stockholders’ Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; none
and 378,000 shares issued and outstanding as of
September 30, 2008 and 2007, respectively.	—	3,780
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 1,115,800 and
737,800 shares issued and outstanding
as of September 30, 2008 and 2007, respectively	1,116	738
Additional Paid-in Capital	2,815,697	2,812,295
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	6,892	15,325
Total Stockholders’ Deficit	(44,227)	(35,794)
Total Liabilities and Stockholders’ Deficit	$—	$1,720

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2008 and 2007 and

For the Period from Reactivation (October 1999) through September 30, 2008

			For the
			Period from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008

Revenues	$—	$—	$—

General and Administrative Expenses	8,433	14,396	49,827
Operating Income (Loss)	(8,433)	(14,396)	(49,827)
Other Income	—	—	56,719
Net (Loss) Before Income Taxes	(8,433)	(14,396)	6,892
Current Year Provision for Income Taxes	—	—	—
Net Income (Loss)	$(8,433)	$(14,396)	$6,892
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.02)	$0.03
Basic Weighted Average Shares Outstanding	974,308	604,649	281,417
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.02)	$0.01
Diluted Weighted Average Shares Outstanding	974,308	604,649	633,082

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Reactivation (October 1999) through September 30, 2008

							Deficit	Net
					Additional		Accumulated	Stockholders’
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	in Development	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	Stage	(Deficit)
Balance, October 1, 1999	3,000,000	$30,000	12,527,980	$12,528	$2,758,685	$(2,867,932)	$—	$(66,719)
Effect of reverse split 1 for 50,000			(12,527,556)	(12,527)	12,527			—
Effect of stock dividend accounted for as split 200 for 1			124,176	124	(124)			—
Issued common stock for cash at par, $.001, March 11, 2000			12,000	12	14,988			15,000
Net income for the period ended September 30, 2000							(992)	(992)
Balance, September 30, 2000	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(992)	(52,711)
Net income for the period ended September 30, 2001							(3,181)	(3,181)
Balance, September 30, 2001	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(4,173)	(55,892)
Net income for the period ended September 30, 2002							(2,733)	(2,733)
Balance, September 30, 2002	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(6,906)	(58,625)
Net income for the period ended September 30, 2003							(2,382)	(2,382)
Balance, September 30, 2003	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(9,288)	(61,007)
Net income for the period ended September 30, 2004							(2,170)	(2,170)
Balance, September 30, 2004	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(11,458)	(63,177)

Net income for the period ended September 30, 2005							52,565	52,565
Balance, September 30, 2005	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	41,107	(10,612)
Preferred Stock Converted into Common Stock on 1 for 1 basis (adjusted to post split / dividend amounts)	(1,311,000)	(13,110)	1,200	1	13,109			—
Cancellation of Preferred Shares	(1,311,000)	(13,110)			13,110			—
Net income for the period ended September 30, 2006							(11,386)	(11,386)
Balance, September 30, 2006	378,000	$3,780	137,800	$138	$2,812,295	$(2,867,932)	$29,721	$(21,998)
Common Shares issued for services			600,000	600				600
Net income for the period ended September 30, 2007							(14,396)	(14,396)
Balance, September 30, 2007	378,000	$3,780	737,800	$738	$2,812,295	$(2,867,932)	$15,325	$(35,794)
Conversion of Series A Convertible Preferred stock into like number of Common Shares	(378,000)	(3,780)	378,000	378	3,402
Net income for the period ended September 30, 2008							(8,433)	(8,433)
Balance, September 30, 2008	—	$—	1,115,800	$1,116	$2,815,697	$(2,867,932)	$6,892	$(44,227)

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2008 and 2007 and

for the Period from Reactivation (October 1999) through September 30, 2008

			For the
			Period from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2008	2007	2008

Cash Flows Used For Operating Activities
Net Income (Loss)	$(8,433)	$(14,396)	$6,892
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	—	—	600
Increase (decrease) in shareholder loans	6,713	12,451	44,227
Increase (decrease) in taxes payable	—	—	(56,719)
Net Cash (used in) Operating Activities	(1,720)	(1,945)	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)
Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	(1,720)	(1,945)	—
Beginning Cash Balance	1,720	3,665	—
Ending Cash Balance	$—	$1,720	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—
Stock issued in exchange for accrued liability/expense	—	600	600

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2008

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers cash on deposit in the bank to be cash. The Company had $0 and $1,720 in cash at September 30, 2008 and 2007, respectively.

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

We adopted the Financial Accounting Standards Board “FASB” Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) as of October 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. As a result, we apply a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As a result of implementing FIN 48, we have reviewed our tax positions and determined there were no outstanding or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities; therefore the implementation of this standard has not had a material effect on the Company.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of September 30 2008 and 2007, no income tax expense had been incurred.

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

			For the Period from
	For the	For the	October 1999
	Year Ended	Year Ended	(date of reactivation)
	September 30,	September 30,	through
	2008	2007	September 30, 2008
Shares Used in Basic per Share Amounts:
Weighted average common shares outstanding	974,308	604,649	281,417
Shares used in Diluted per Share amounts:
Diluted weighted average preferred stock	—	—	351,665
Diluted Weighted Average Common Shares Outstanding	974,308	604,649	633,082

Anti-dilutive Weighted Average Common Shares Outstanding	—	378,000	—

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of September 30, 2008.

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

(g) Revenue Recognition

The Company shall recognize revenues in accordance with the Securities & Exchange Commission Staff Accounting Bulletin (SAB) number 104, “Revenue Recognition.” SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. Accordingly the Company shall recognize revenues when earned which shall be as products or services are delivered to customers. The Company shall also record accounts receivable for revenue earned but not yet collected. An allowance for bad debts shall be provided based on estimated losses. For revenue received in advance of service the Company shall record a current liability as deferred revenue until the earnings process is complete.

(h) Impact of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard. Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities. As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning October 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on October 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value. The Company adopted SFAS No. 157 on October 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements. The Company is currently determining what impact the application of SFAS 157 on October 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company will elect not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 is adopted on October 1, 2008. As a result, implementation of SFAS 159 will have no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”). SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s financial statements and it does not intend to adopt this standard early.

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

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”).  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company is a development stage enterprise and has accumulated operating losses since reactivation of $49,827 and has had negative cash flows from operating activities during the period from reactivation [October 1999] through September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended September 30, 2008 and 2007, the Company borrowed $6,713 and $12,451, respectively from an investor to pay operating expenses. The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of September 30, 2008 and 2007 is $44,227 and $37,514, respectively.

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

On December 20, 2006, a total of 600,000 post-re-capitalization shares of our common stock that are “restricted securities” as defined in Rule 144 of the SEC were issued to the members of our Board of Directors contemporaneously with the dividend. See the Exhibit Index for a copy of our Information Statement on Form 14C. Because there has been no “established public market” and the shares are restricted, the Company has estimated the fair value of these shares to be $0.001. The Company accrued $600 in executive compensation for these shares during the year ended September 30, 2006.

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

NOTE 6 INCOME TAXES

The provision for income taxes consists of the following:

	2008	2007
Current tax	$—	$—
Deferred tax benefit	(1,265)	(2,159)
Benefits of operating loss carryforwards	1,265	2,159
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of September 30, 2008. Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$49,828	$7,474	15%
Valuation Allowance		(7,474)
Deferred Tax Asset – 9/30/2008		$—

During the 12 months ended September 30, 2008 and 2007, the valuation allowance increased $1,265 and $2,159, respectively.

The Company has the following operating loss carry forwards available at September 30, 2008:

Operating Losses
Expires	Amount
2020	992
2021	3,182
2022	2,733
2023	2,382
2024	2,170
2025	4,154
2026	11,386
2027	14,396
2028	8,433

Reconciliation between income taxes at the statutory tax rate (15%) and the actual income tax provision for continuing operations follows:

	2008	2007
Expected Tax Provision	$(1,265)	$(2,159)
Effect of:
Increase in Valuation Allowance	1,265	2,159
Actual Tax Provision	$—	$—

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on October 1, 2007. As a result of this adoption, the Company has evaluated its uncertain tax positions as required by FIN 48 and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for the financial year ending September 30, 2008 is presented in the table below:

Balance as of October 1, 2007	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of September 30, 2008	$0.00

All years prior to 2005 are closed by expiration of the statute of limitations. The tax year ended September 30, 2005, will close by expiration of the statute of limitations in October 2008. The years ended September 30, 2006, 2007 and 2008 are open for examination.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A(T): CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our President and Vice President concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Vice President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President and Vice President, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of September 30, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

On or about February 14, 2008, we received notice of conversion and subsequently effected the conversion of 378,000 shares of Series A Convertible Preferred Stock into a like number of common shares pursuant to our Certificate of Designation set forth in August of 1986. This conversion, at the request of the Series A Preferred holders, constitutes the elimination of any outstanding preferred stock.

On August 14, 2008, Kent Faulkner resigned as our Secretary and a director. Subsequent to his resignation, Mr. Faulkner sold 197,500 of his 200,000 shares issued to him on September 28, 2006, as compensation for services.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	49	President & Director	March 2000
Todd Albiston	50	Vice President & Director	March 2000

On August 14, 2008, Kent Faulkner resigned as our Secretary and a director. No replacement has been appointed for these capacities as of the date of this filing.

Background and Business Experience

Wayne Bassham, our President is 49 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past eighteen years. Mr. Bassham is the President and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.

Todd Albiston, our Vice President is 50 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past five years. For the preceding seventeen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company. Mr. Albiston is the Secretary/Treasurer and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Other Public Companies

Wayne Bassham is the President and a director of Bear Lake Recreation, Inc., a Nevada company (“Bear Lake”), which has been deemed a blank check company. Todd Albiston is also a director and the Secretary/Treasurer of Bear Lake.

Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or founder or control person of the Company:

•

has filed a petition under federal bankruptcy laws or any state insolvency laws, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

•	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities; or

•

was found by a court of competent jurisdiction in a civil action, by the SEC or the Commodity Futures Trading Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended September 30, 2008, the following were filed timely:

Name	Type	Filed
Wayne Robert Bassham	Form 3	September 30, 2005
Todd Albiston	Form 4	August 20, 2008
Kent Faulkner	Form 4	August 20, 2008

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers. Our Code of Ethics was filed as Exhibit 14 to our Annual Report for the year ended September 30, 2003. See Part IV, Item 15, of this Annual Report.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of material operations and the fact that we presently have only two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of material operations and the fact that we presently have only two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee. Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

Our officers and directors (including Ken Faulkner who resigned in August, 2008) received an aggregate of 600,000 shares (200,000 shares each) for services valued at $200 each on September 28, 2006, and none for the years ended September 30, 2008, and 2007. These shares were valued at $0.001 per share.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	09/30/08	0	0	0	0	0	0	0	0
President, Director	09/30/07	0	0	0	0	0	0	0	0
	09/30/06	0	0	200	0	0	0	0	200

Todd Albiston	09/30/08	0	0	0	0	0	0	0	0
Vice President,	09/30/07	0	0	0	0	0	0	0	0
Director	09/30/06	0	0	200	0	0	0	0	200

Kent Faulkner	09/30/08	0	0	0	0	0	0	0	0
Secretary, Director	09/30/07	0	0	0	0	0	0	0	0
	09/30/06	0	0	200	0	0	0	0	200

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended September 30, 2008.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of November 10, 2008. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 1,115,800 shares of common stock outstanding at that date.

Beneficial Owners

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Todd Albiston, Vice President	297,500	26.66%
	8346 S. Viscounti Drive
	Sandy, Utah 84093
Common	Wayne Bassham, President	200,000	17.92%
	8867 S. Capella Way
	Sandy, Utah 84093
Common	Thomas J. Howells	100,000	8.96%
	4685 S. Highland Dr., Suite 202
	Salt Lake City, Utah 84117

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Todd Albiston, Vice President	297,500	26.66%
	8346 S. Viscounti Drive
	Sandy, Utah 84093
Common	Wayne Bassham, President	200,000	17.92%
	8867 S. Capella Way
	Sandy, Utah 84093

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person. At the present time there are no outstanding options or warrants.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company. However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

None; not applicable.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2008 and 2007:

Fee Category	2008	2007
Audit Fees	$6,793	$9,654
Audit-related Fees	$0	$0
Tax Fees	$325	$310
All Other Fees	$0	$0
Total Fees	$7,118	$9,964

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-QSB or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements. See the audited financial statements for the year ended September 30, 2008 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)	Exhibits. The following exhibits are filed as part of this Annual Report:

No.	Description
3.1	Articles of Incorporation(1)
3.1(i)	Certificate of Amendment of the Articles of Incorporation(1)
3.2	Bylaws(1)
14.1	Code of Ethics(2)

20.1           DEF14C – Definitive Information Statement filed November 28, 2006, amending the Company’s Articles of Incorporation to effect a re-capitalization of our outstanding common stock and issuing common stock to the members of our Board of Directors for compensation of services.

31.1           Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2           Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.2           Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)  Filed with our initial Form 10 on January 23, 1989, and incorporated herein by reference.

(2)  Filed with our initial Form 10-KSB for September 30, 2003, and incorporated herein by reference.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTCOTT PRODUCTS CORPORATION

Date:	December 18, 2008	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WESTCOTT PRODUCTS CORPORATION

Date:	December 18, 2008	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	December 18, 2008	By:	/s/Todd Albiston
Todd Albiston
Vice President and Director