Form 10-Q
period 2008-12-31
WESTCOTT PRODUCTS CORP
filed 2009-02-05
CIK 845819

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended December 31, 2008

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

(801) 631-7969

(Issuer’s Telephone Number)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 2, 2009
Common Capital Voting Stock, $0.001 par value per share	1,115,800 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

December 31, 2008

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheets

December 31, 2008 and September 30, 2008

	December 31,	September 30,
	2008	2008
	(Unaudited)	(Audited)
ASSETS

Assets
Current Assets
Cash	$—	$—
Total Current Assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accrued Liabilities	$2,733	$—
Payable to Shareholders	44,683	44,227
Total Current Liabilities	47,416	44,227
Total Liabilities	47,416	44,227

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; none
issued and outstanding as of December 31, 2008
and September 30, 2008, respectively.	—	—
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 1,115,800 shares
issued and outstanding as of December 31, 2008
as of September 30, 2008, respectively	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	3,703	6,892
Total Stockholders' Deficit	(47,416)	(44,227)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months Ended December 31, 2008 and 2007, and

For the Period from Reactivation (October 1999) through December 31, 2008

(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Three	Three	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008

Revenues	$—	$—	$—

General and Administrative Expenses	3,189	5,009	53,016
Operating Income (Loss)	(3,189)	(5,009)	(53,016)
Other Income	—	—	56,719
Net (Loss) Before Income Taxes	(3,189)	(5,009)	3,703
Current Year Provision for Income Taxes	—	—	—
Net Income (Loss)	$(3,189)	$(5,009)	$3,703
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$0.01
Basic Weighted Average Shares Outstanding	1,115,800	631,490	304,135
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$0.01
Diluted Weighted Average Shares Outstanding	1,115,800	631,490	646,225

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Three Months Ended December 31, 2008 and 2007, and

For the Period from Reactivation (October 1999) through December 31, 2008

(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Three	Three	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2008	2007	2008

Cash Flows Used For Operating Activities
Net Income (Loss)	$(3,189)	$(5,009)	$3,703
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	—	—	600
Increase (decrease) in accrued liabilities	2,733	2,426	2,733
Increase (decrease) in shareholder loans	456	2,133	44,683
Increase (decrease) in taxes payable	—	—	(56,719)
Net Cash (used in) Operating Activities	—	(450)	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)
Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	—	(450)	—
Beginning Cash Balance	—	1,720	—
Ending Cash Balance	$—	$1,270	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—
Stock issued in exchange for accrued liability/expense	—	—	600

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Notes to Condensed Financial Statements

December 31, 2008

(Unaudited)

NOTE 1 BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The results of operations for the period ended December 31, 2008, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have significant assets, nor has it established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $456 during the quarter. The balance due the shareholder is $44,683 as of December 31, 2008. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on January 1, 2008. As a result, implementation of SFAS 159 had no impact on the Company’s condensed consolidated financial statements.

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

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Plan of Operations

Our Company’s plan of operation for the next 12 months is to: (i) consider guidelines of industries in which our Company may have an interest; (ii) adopt a business plan regarding engaging in business in any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a going concern engaged in any industry selected.

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and the Exchange Act reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization. Because a principal shareholder has been paying all of the operating expenses, management does not anticipate that we will have to raise additional funds during the next 12 months.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol WSPD.

Results of Operations

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

We had no operations during the quarterly period ended December 31, 2008, nor do we have operations as of the date of this filing. In the quarterly period ended December 31, 2008, we had sales of $0, compared to the quarterly period ended December 31, 2007, with sales of $0. General and administrative expenses were $3,189 for the December 31, 2008, period compared to $5,009 for the December 31, 2007, period. General and administrative expenses for the three months ended December 31, 2008, were comprised mainly of accounting, legal, and office fees, and the decreased general and administrative expenses for the 2008 quarterly period over the 2007 quarterly period was limited to decreased legal costs. We had a net loss of $3,189 for the December 31, 2008, period compared to a net loss of $5,009 for the December 31, 2007, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us. During the quarterly period ended December 31, 2008, expenses were paid by a principal shareholder in the amount of $456, and during the quarterly period ended December 31, 2007, additional expenses paid by a principal shareholder totaled $2,133. The aggregate amount of $44,683 is outstanding as of December 31, 2008, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Off-balance Sheet Arrangements

None; not applicable

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4(T). Controls and Procedures.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTCOTT PRODUCTS CORPORATION

(Issuer)

Date:	02/02/09	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	02/02/09	By:	/s/Todd Albiston
Todd Albiston, Vice President