Form 10-Q
period 2009-03-31
WESTCOTT PRODUCTS CORP
filed 2009-05-07
CIK 845819

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the second quarter ended March 31, 2009

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 15, 2009
Common Capital Voting Stock, $0.001 par value per share	1,115,800 shares

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

March 31, 2009

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheets

March 31, 2009 and September 30, 2008

	March 31,	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Assets
Current Assets
Cash	$—	$—
Total Current Assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accrued Liabilities	$—	$—
Payable to Shareholders	48,396	44,227
Total Current Liabilities	48,396	44,227
Total Liabilities	48,396	44,227

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; none
issued and outstanding as of March 31, 2009
and September 30, 2008, respectively.	—	—
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 1,115,800 shares
issued and outstanding as of March 31, 2009
as of September 30, 2008, respectively	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	2,723	6,892
Total Stockholders' Deficit	(48,396)	(44,227)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months and Six Months Ended March 31, 2009 and 2008, and

For the Period from Reactivation (October 1999) through March 31, 2009

(Unaudited)

					For the
					Period from
	For the	For the	For the	For the	October 1999
	Three	Three	Six	Six	(date of
	Months	Months	Months	Months	reactivation)
	Ended	Ended	Ended	Ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$—

General and Administrative Expenses	980	196	4,169	5,205	53,996
Operating Income (Loss)	(980)	(196)	(4,169)	(5,205)	(53,996)
Other Income	—	—	—	—	56,719
Net (Loss) Before Income Taxes	(980)	(196)	(4,169)	(5,205)	2,723
Current Year Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(980)	$(196)	$(4,169)	$(5,205)	$2,723
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$0.01
Basic Weighted Average Shares Outstanding	1,115,800	928,877	1,115,800	832,816	325,193
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$—
Diluted Weighted Average Shares Outstanding	1,115,800	928,877	1,115,800	832,816	658,408

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Six Months Ended March 31, 2009 and 2008, and

For the Period from Reactivation (October 1999) through March 31, 2009

(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Six	Six	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2009	2008	2009

Cash Flows Used For Operating Activities
Net Income (Loss)	$(4,169)	$(5,205)	$2,723
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	—	—	600
Increase (decrease) in accrued liabilities	—	—	—
Increase (decrease) in shareholder loans	4,169	3,485	48,396
Increase (decrease) in taxes payable	—	—	(56,719)
Net Cash (used in) Operating Activities	—	(1,720)	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)
Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	—	(1,720)	—
Beginning Cash Balance	—	1,720	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—
Stock issued in exchange for accrued liability/expense	—	—	600

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Notes to Condensed Financial Statements

March 31, 2009

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The results of operations for the period ended March 31, 2009, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $3,713 during the quarter. The balance due the shareholder is $48,396 as of March 31, 2009. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The Company elected not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 was adopted on October 1, 2008. As a result, implementation of SFAS 159 had no impact on the Company’s condensed financial statements.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

We had no operations during the quarterly period ended March 31, 2009, nor do we have operations as of the date of this filing. In the quarterly period ended March 31, 2009, we had sales of $0, compared to the quarterly period ended March 31, 2008, with sales of $0. General and administrative expenses were $980 for the March 31, 2009, period compared to $196 for the March 31, 2008, period. General and administrative expenses for the three months ended March 31, 2009, were comprised mainly of accounting and office fees, and the increased general and administrative expenses for the 2009 quarterly period over the 2008 quarterly period was limited to increased accounting costs. We had a net loss of $980 for the March 31, 2009, period compared to a net loss of $196 for the March 31, 2008, period.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

We had no operations during the six month period ended March 31, 2009, nor do we have operations as of the date of this filing. General and administrative expenses were $4,169 for the March 31, 2009, period compared to $5,205 for the March 31, 2008, period. General and administrative expenses for the six months ended March 31, 2009, were comprised mainly of accounting, legal and operating fees. We had a net loss of $4,169 for the March 31, 2009, period compared to a net loss of $5,205 for the March 31, 2008, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us. During the quarterly period ended March 31, 2009, expenses were paid by a principal shareholder in the amount of $3,713, and during the quarterly period ended March 31, 2008, additional expenses paid by a principal shareholder totaled $1,352. The aggregate amount of $48,396 is outstanding as of March 31, 2009, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

WESTCOTT PRODUCTS CORPORATION

(Issuer)

Date:	05/04/09	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	05/04/09	By:	/s/Todd Albiston
Todd Albiston, Vice President