Form 10-Q
period 2009-06-30
WESTCOTT PRODUCTS CORP
filed 2009-08-11
CIK 845819

U. S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the third quarter ended June 30, 2009

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

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 15, 2009
Common Capital Voting Stock, $0.001 par value per share	1,115,800 shares

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

June 30, 2009

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Westcott Products Corporation

(A Development Stage Company)

Condensed Balance Sheets

June 30, 2009 and September 30, 2008

	June 30,	September 30,
	2009	2008
	(Unaudited)	(Audited)
ASSETS

Assets
Current Assets
Cash	$—	$—
Total Current Assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accrued Liabilities	$—	$—
Payable to Shareholders	49,696	44,227
Total Current Liabilities	49,696	44,227
Total Liabilities	49,696	44,227

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; none
issued and outstanding as of June 30, 2009
and September 30, 2008, respectively.	—	—
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 1,115,800 shares
issued and outstanding as of June 30, 2009
and September 30, 2008, respectively	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	1,423	6,892
Total Stockholders' Deficit	(49,696)	(44,227)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Operations

For the Three Months and Nine Months Ended June 30, 2009 and 2008, and

For the Period from Reactivation (October 1999) through June 30, 2009

(Unaudited)

					For the
					Period from
	For the	For the	For the	For the	October 1999
	Three	Three	Nine	Nine	(date of
	Months	Months	Months	Months	reactivation)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenues	$—	$—	$—	$—	$—

General and Administrative Expenses	1,300	1,300	5,469	6,505	55,296
Operating Income (Loss)	(1,300)	(1,300)	(5,469)	(6,505)	(55,296)
Other Income	—	—	—	—	56,719
Net (Loss) Before Income Taxes	(1,300)	(1,300)	(5,469)	(6,505)	1,423
Current Year Provision for Income Taxes	—	—	—	—	—
Net Income (Loss)	$(1,300)	$(1,300)	$(5,469)	$(6,505)	$1,423
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$0.01
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	1,115,800	926,800	345,402
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$—
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	1,115,800	926,800	670,100

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Condensed Statements of Cash Flows

For the Nine Months Ended June 30, 2009 and 2008, and

For the Period from Reactivation (October 1999) through June 30, 2009

(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Nine	Nine	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2009	2008	2009

Cash Flows Used For Operating Activities
Net Income (Loss)	$(5,469)	$(6,505)	$1,423
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	—	—	600
Increase (decrease) in accrued liabilities	—	—	—
Increase (decrease) in shareholder loans	5,469	4,785	49,696
Increase (decrease) in taxes payable	—	—	(56,719)
Net Cash (used in) Operating Activities	—	(1,720)	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)
Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	—	(1,720)	—
Beginning Cash Balance	—	1,720	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—
Stock issued in exchange for accrued liability/expense	—	—	600

See accompanying notes to financial statements.

Westcott Products Corporation

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2009

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008. The results of operations for the period ended June 30, 2009, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $1,300 during the quarter. The balance due the shareholder is $49,696 as of June 30, 2009. The unsecured loan bears no interest and is due on demand.

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

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. We adopted the provisions of SFAS 165 for the quarter ended June 30, 2009 and have evaluated any subsequent events through the date of this filing.  We do not believe there are any material subsequent events which would require further disclosure.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009.  We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the fourth quarter of fiscal 2009.  As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our financial statements

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

We had no operations during the quarterly period ended June 30, 2009, nor do we have operations as of the date of this filing. In the quarterly period ended June 30, 2009, we had sales of $0, compared to the quarterly period ended June 30, 2008, with sales of $0. General and administrative expenses were $1,300 for the June 30, 2009, period compared to $1,300 for the June 30, 2008, period. General and administrative expenses for the three months ended June 30, 2009, were comprised mainly of accounting and office fees. We had a net loss of $1,300 for the June 30, 2009, period compared to a net loss of $1,300 for the June 30, 2008, period.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

We had no operations during the nine month period ended June 30, 2009, nor do we have operations as of the date of this filing. General and administrative expenses were $5,469 for the June 30, 2009, period compared to $6,505 for the June 30, 2008, period. General and administrative expenses for the nine months ended June 30, 2009, were comprised mainly of accounting, legal and operating fees. We had a net loss of $5,469 for the June 30, 2009, period compared to a net loss of $6,505 for the June 30, 2008, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or shareholders as loans to us. During the quarterly period ended June 30, 2009, expenses were paid by a principal shareholder in the amount of $1,300, and during the quarterly period ended June 30, 2008, additional expenses paid by a principal shareholder totaled $1,300. The aggregate amount of $49,696 is outstanding as of June 30, 2009, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

WESTCOTT PRODUCTS CORPORATION

(Issuer)

Date:	07/31/09	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	07/31/09	By:	/s/Todd Albiston
Todd Albiston, Vice President