Form 10-K
period 2009-09-30
WESTCOTT PRODUCTS CORP
filed 2009-12-09
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [  ]

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filed [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [X] No [  ]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

Due to the extremely limited trading market for the Registrant’s common stock on the OTCBB of the Financial Industry Regulatory Authority, Inc. (“FINRA”), these shares have been arbitrarily valued at par value of one mill ($0.001) per share.  There were 618,300 shares held by non-affiliates, valued in the aggregate at $618.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of December 9, 2009, the Registrant had 1,115,800 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Westcott Products Corporation,” “Westcott,” the “Company,” “we,” “us,” “our” and words of similar import) refer to Westcott Products Corporation, the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the endeavors in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships, among others.

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

A total of 600,000 shares of our common stock that are “restricted securities” as defined in Rule 144 of the SEC and representing control of our Company were issued to the members of our Board of Directors contemporaneously with the dividend, as fully described in our Definitive Information Statement.  See Part IV, Item 15.

This re-capitalization and issuance became effective December 20, 2006.

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire.  We have had no material business operations for more than 10 years.  Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine any particular industry in which we may engage.

We are not currently engaged in any substantive business activity except the search for potential assets, property or businesses to acquire, and we have no current plans to engage in any other activity in the foreseeable future unless and until we complete any such acquisition.  In our present form, we are deemed to be a vehicle to acquire or merge with a business or company.  We do not intend to restrict our search for business opportunities to any particular business or industry, and the areas in which we will seek out business opportunities or acquisitions, reorganizations or mergers may include all lawful businesses.  We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted as to acquisitions, reorganizations and mergers with businesses or entities that desire to avoid what such entities may deem to be the adverse factors related to an initial public offering (“IPO”) as a method of going public.  The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, state limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations and federal and state agencies that implement such laws, rules and regulations.

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

None of our directors, executive officers, founders or their affiliates or associates has had any negotiations with any representatives of the owners of any business or company regarding the possibility of an acquisition, reorganization, merger or other business opportunity with us.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

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

ITEM 2:  PROPERTIES

We have no assets, property or business; our principal executive office address and telephone number are the business office address and telephone number of Wayne Bassham, our President, which are provided at no cost to us.  Because we have had no business, our activities have been limited to keeping us in good standing in the State of Delaware and timely voluntarily filing our reports with the SEC. These activities have consumed an insignificant amount of management’s time; accordingly, the costs to Mr. Bassham of providing the use of his office and telephone have been minimal.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted to a vote of our stockholders during the fourth quarter of our fiscal year ended September 30, 2009.

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD” [now “FINRA”] ) on June 14, 2007, under the symbol “WSPD.” There is currently no established trading market for shares of our common stock.  Management does not expect any viable market to develop in our common stock unless and until we complete an acquisition or merger. In any event, no assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the SEC by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.  For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” of this item below.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
2007	High	Low
October 1 – December 31	NONE	NONE
2008
January 2 – March 31*	.25	NONE
April 1 – June 30	NONE	NONE
July 1 – September 30	NONE	NONE
October 1 – December 31	NONE	NONE
2009
January 2 – March 31	NONE	NONE
April 1 – June 30	NONE	NONE
July 1 – September 30	NONE	NONE

*Due to only one market maker currently quoting only a bid at .25, there are currently no bid and ask prices for the periods shown.

These prices were obtained from the National Quotation Bureau, Inc. (“NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have 554 shareholders, not including an indeterminate number who may hold shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. Our future dividend policy cannot be ascertained with any certainty, and if and until we complete any acquisition, reorganization or merger, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended September 30, 2009, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During the year ended September 30, 2009, expenses were paid by a principal stockholder in the amount of $6,760.  During the same period in 2008, additional expenses by a principal stockholder totaled $6,713. The aggregate amount of $50,987 outstanding as of September 30, 2009, is unsecured and is due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Results of Operations

Other than maintaining its good corporate standing in the State of Delaware, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended September 30, 2009, we had a net loss of $6,760, resulting from operations.  During this same period ending September 30, 2008, we had a net loss of $8,433, also resulting from operations. The decrease in our net loss from September 30, 2007, to September 30, 2009, was due to a decrease in legal fees and our overall  operating expenses in general.  Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended September 30, 2009.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2009

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

20

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Westcott Products Corporation [a development stage company]

We have audited the accompanying balance sheets of Westcott Products Corporation [a development stage company] as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2009 and 2008, and for the period from reactivation [October 1999] through September 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westcott Products Corporation [a development stage company] as of September 30, 2009 and 2008, and the results of its operations and cash flows for the years ended September 30, 2009 and 2008, and for the period from reactivation through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from reactivation through September 30, 2009. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

December 9, 2009

WESTCOTT PRODUCTS CORPORATION

 (A Development Stage Company)

BALANCE SHEET

September 30, 2009 and 2008

(Audited)

	September 30	September 30,
	2009	2008

ASSETS

Assets
Current Assets
Cash	$—	$—
Total Current Assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Current Liabilities:
Related Party Liabilities	$—	$—
Accrued Liabilities	—	—
Payable to Shareholders	50,987	44,227
Total Current Liabilities	50,987	44,227
Total Liabilities	50,987	44,227

Stockholders’ Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; none
and 378,000 shares issued and outstanding as of
September 30, 2009 and 2008, respectively.	—	—
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 1,115,800 shares
issued and outstanding as of September 30, 2009
and 2008, respectively	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings in development stage	132	6,892
Total Stockholders’ Deficit	(50,987)	(44,227)
Total Liabilities and Stockholders’ Deficit	$—	$—

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2009 and 2008 and

For the Period from Reactivation (October 1999) through September 30, 2009

			For the
			Period from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009

Revenues	$—	$—	$—

General and Administrative Expenses	6,760	8,433	56,587
Operating Income (Loss)	(6,760)	(8,433)	(56,587)
Other Income	—	—	56,719
Net (Loss) Before Income Taxes	(6,760)	(8,433)	132
Current Year Provision for Income Taxes	—	—	—
Net Income (Loss)	$(6,760)	$(8,433)	$132
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$0.01
Basic Weighted Average Shares Outstanding	1,115,800	974,308	364,809
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$—
Diluted Weighted Average Shares Outstanding	1,115,800	974,308	681,328

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Period from Reactivation (October 1999) through September 30, 2009

							Deficit	Net
					Additional		Accumulated	Stockholders’
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	in Development	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	Stage	(Deficit)
Balance, October 1, 1999	3,000,000	$30,000	12,527,980	$12,528	$2,758,685	$(2,867,932)	$—	$(66,719)
Effect of reverse split 1 for 50,000			(12,527,556)	(12,527)	12,527			—
Effect of stock dividend accounted for as split 200 for 1			124,176	124	(124)			—
Issued common stock for cash at par, $.001, March 11, 2000			12,000	12	14,988			15,000
Net income for the period ended September 30, 2000							(992)	(992)
Balance, September 30, 2000	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(992)	(52,711)
Net income for the period ended September 30, 2001							(3,181)	(3,181)
Balance, September 30, 2001	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(4,173)	(55,892)
Net income for the period ended September 30, 2002							(2,733)	(2,733)
Balance, September 30, 2002	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(6,906)	(58,625)
Net income for the period ended September 30, 2003							(2,382)	(2,382)
Balance, September 30, 2003	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(9,288)	(61,007)
Net income for the period ended September 30, 2004							(2,170)	(2,170)
Balance, September 30, 2004	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	(11,458)	(63,177)

Net income for the period ended September 30, 2005							52,565	52,565
Balance, September 30, 2005	3,000,000	30,000	136,600	137	2,786,076	(2,867,932)	41,107	(10,612)
Preferred Stock Converted into Common Stock on 1 for 1 basis (adjusted to post split / dividend amounts)	(1,311,000)	(13,110)	1,200	1	13,109			—
Cancellation of Preferred Shares	(1,311,000)	(13,110)			13,110			—
Net income for the period ended September 30, 2006							(11,386)	(11,386)
Balance, September 30, 2006	378,000	$3,780	137,800	$138	$2,812,295	$(2,867,932)	$29,721	$(21,998)
Common Shares issued for services			600,000	600				600
Net income for the period ended September 30, 2007							(14,396)	(14,396)
Balance, September 30, 2007	378,000	$3,780	737,800	$738	$2,812,295	$(2,867,932)	$15,325	$(35,794)
Conversion of Series A Convertible Preferred stock into like number of Common Shares	(378,000)	(3,780)	378,000	378	3,402
Net income for the period ended September 30, 2008							(8,433)	(8,433)
Balance, September 30, 2008	—	$—	1,115,800	$1,116	$2,815,697	$(2,867,932)	$6,892	$(44,227)
Net income for the period ended September 30, 2009							(6,760)	(6,760)
Balance, September 30, 2009	—	$—	1,115,800	$1,116	$2,815,697	$(2,867,932)	$132	$(50,987)

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

 (A Development Stage Company)

STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2009 and 2008 and

for the Period from Reactivation (October 1999) through September 30, 2009

			For the
			Period from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2009	2008	2009

Cash Flows Used For Operating Activities
Net Income (Loss)	$(6,760)	$(8,433)	$132
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	—	—	600
Increase (decrease) in accrued liabilities	—	—	—
Increase (decrease) in shareholder loans	6,760	6,713	50,987
Increase (decrease) in taxes payable	—	—	(56,719)
Net Cash (used in) Operating Activities	—	(1,720)	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)
Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	—	(1,720)	—
Beginning Cash Balance	—	1,720	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—
Stock issued in exchange for accrued liability/expense	—	—	600

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION

 (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2009

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the period ending June 30, 2009 the Company did not have non-cash investing or financing activities.

(c) Income Taxes

The Company applies the provisions of Financial Accounting Standards Board Accounting Standard Codification (“ASC”) 740 Income Taxes.  The Standard requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Due to a loss from inception, the Company has no tax liability.  At this time the Company has no deferred taxes arising from temporary differences between income for financial reporting and income tax purposes.

We classify tax-related penalties and net interest on income taxes as income tax expense. As of September 30 2009 and 2008, no income tax expense had been incurred.

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

			For the Period from
	For the	For the	October 1999
	Year Ended	Year Ended	(date of reactivation)
	September 30,	September 30,	through
	2009	2008	September 30, 2009
Shares used in Basic per Share Amounts:
Weighted average common shares outstanding	1,115,800	974,308	364,809
Shares used in Diluted per Share amounts:
Diluted weighted average preferred stock	—	—	316,519
Diluted Weighted Average Common Shares Outstanding	1,115,800	974,308	681,328

Anti-dilutive Weighted Average Common Shares Outstanding	—	—	—

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of September 30, 2009.

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

(h) Impact of New Accounting Standards

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which was primarily codified into Topic 820 “Fair Value” in the ACS. SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements.  SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy as defined in the standard.  Additionally, companies are required to provide enhanced disclosure regarding financial instruments in one of the categories, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities.  In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delays by one year the effective date of SFAS No. 157 for certain types of non-financial assets and non-financial liabilities.  As a result, SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, or the Company’s fiscal year beginning October 1, 2008, for financial assets and liabilities carried at fair value on a recurring basis, and on October 1, 2009, for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value.  The Company adopted SFAS No. 157 on October 1, 2008 for financial assets and liabilities carried at fair value on a recurring basis, with no material impact on its consolidated financial statements.  The Company is currently determining what impact the application of SFAS 157 on October 1, 2009 for non-recurring non-financial assets and liabilities that are recognized or disclosed at fair value will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which was primarily codified into Topic 820 “Fair Value” of the ASC.  SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected.  The Company will elect not to measure any additional financial assets or liabilities at fair value at the time SFAS 159 is adopted on October 1, 2008.  As a result, implementation of SFAS 159 will have no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which was primarily codified into Topic 802 “Business Combinations’ in the ASC, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”), which was primarily codified into Topic 810 “Consolidations” in the ASC. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141R or SFAS No. 160.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”), which was primarily codified into Topic 815 “Derivatives and Hedging” in the ASC. SFAS 161 requires enhanced disclosures about an entity’s derivative instruments and hedging activities including: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company has no derivative instruments so the adoption of SFAS 161 is not expected to have any impact on the Company’s financial statements and it does not intend to adopt this standard early.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”), which was primarily codified into Topic 944 “Financial Services – Insurance” in the ASC.  SFAS 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claim liabilities. This Statement also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 163 will have a material impact on its financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company is a development stage enterprise, has sustained a loss from operations since reactivation of $56,587 and has had negative cash flows from operating activities during the period from reactivation [October 1999] through September 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended September 30, 2009 and 2008, the Company borrowed $6,760 and $6,713, respectively from an investor to pay operating expenses.  The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of September 30, 2009 and 2008 is $50,987 and $44,227, respectively.

NOTE 4 EQUITY

In October of 1999, the Company began raising money in an effort to reactivate. On March 11, 2000, the Company issued 15,000,000 pre-split/dividend (or 12,000 post-split/dividend) shares of common stock at par ($.001) for $15,000 cash.

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

NOTE 6 INCOME TAXES

The provision for income taxes consists of the following:

	2009	2008
Current tax	$—	$—
Deferred tax benefit	(1,014)	(1,265)
Benefits of operating loss carryforwards	1,014	1,265
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of September 30, 2009.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating L oss	$56,588	$8,488	15%
Valuation Allowance		(8,488)
Deferred Tax Asset – 9/30/2009		$—

During the 12 months ended September 30, 2009 and 2008, the valuation allowance increased $1,014 and $1,265, respectively.

The Company has the following operating loss carry forwards available at September 30, 2009:

Operating Losses
Expires	Amount
2020	992
2021	3,182
2022	2,733
2023	2,382
2024	2,170
2025	4,154
2026	11,386
2027	14,396
2028	8,433
2029	6,760

Reconciliation between income taxes at the statutory tax rate (15%) and the actual income tax provision for continuing operations follows:

	2009	2008
Expected Tax Provision	$(1,014)	$(1,265)
Effect of:
Increase in Valuation Allowance	1,014	1,265
Actual Tax Provision	$—	$—

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on October 1, 2007.  As a result of this adoption, the Company has evaluated its uncertain tax positions as required by FIN 48 and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for the financial year ending September 30, 2009 is presented in the table below:

Balance as of October 1, 2008	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of September 30, 2009	$0.00

All years prior to 2006 are closed by expiration of the statute of limitations.  The tax year ended September 30, 2006, was closed by expiration of the statute of limitations in October 2009.  The years ended September 30, 2007, 2008 and 2009 are open for examination.

NOTE 7 SUBSEQUENT EVENTS

On June 30, 2009, the Company adopted ASC Topic 855, which requires an entity to evaluate subsequent events through the date that the financial statements are issued or are available to be issued and disclose in the notes the date through which the entity has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date.  ASC Topic 855 defines two types of subsequent events, as follows: the first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet (that is, recognized subsequent events), and the second type consists of events or transactions that provide additional evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, non-recognized subsequent events).

The Company has evaluated subsequent events through December 9, 2009, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended September 30, 2009.

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

Our management, with the participation of the President and Vice President, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the President and Vice President, concluded that, as of September 30, 2009, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	50	President & Director	March 2000
Todd Albiston	51	Vice President & Director	March 2000

On August 14, 2008, Kent Faulkner resigned as our Secretary and a director.  No replacement has been appointed for these capacities as of the date of this filing.

Background and Business Experience

Wayne Bassham, our President is 50 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past nineteen years. Mr. Bassham is the President and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.

Todd Albiston, our Vice President is 51 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past six years. For the preceding seventeen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.  Mr. Albiston is the Secretary/Treasurer and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.

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

Code of Ethics

We adopted a Code of Ethics for our principal executive and financial officers.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our lack of operations and the fact that we presently have only two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our lack of operations and the fact that we presently have only two directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our officers and directors (including Ken Faulkner who resigned in August, 2008) received an aggregate of 600,000 shares (200,000 shares each) for services valued at $200 each on September 28, 2006, and none for the years ended September 30, 2009, 2008, and 2007.  These shares were valued at $0.001 per share.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	09/30/09	0	0	0	0	0	0	0	0
President, Director	09/30/08	0	0	0	0	0	0	0	0
	09/30/07	0	0	0	0	0	0	0	0
	09/30/06	0	0	200	0	0	0	0	200

Todd Albiston	09/30/09	0	0	0	0	0	0	0	0
Vice President,	09/30/08	0	0	0	0	0	0	0	0
Director	09/30/07	0	0	0	0	0	0	0	0
	09/30/06	0	0	200	0	0	0	0	200

Kent Faulkner	09/30/09	0	0	0	0	0	0	0	0
Secretary, Director	09/30/08	0	0	0	0	0	0	0	0
	09/30/07	0	0	0	0	0	0	0	0
	09/30/06	0	0	200	0	0	0	0	200

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended September 30, 2009.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of October 29, 2009.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,115,800 shares of common stock outstanding at that date.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2009 and 2008:

Fee Category	2009	2008
Audit Fees	$5,964	$6,793
Audit-related Fees	$0	$0
Tax Fees	$350	$325
All Other Fees	$0	$0
Total Fees	$6,314	$7,118

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

WESTCOTT PRODUCTS CORPORATION

Date:	December 9, 2009	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WESTCOTT PRODUCTS CORPORATION

Date:	December 9, 2009	By:	/s/Wayne Bassham
Wayne Bassham
President and Director

Date:	December 9, 2009	By:	/s/Todd Albiston
Todd Albiston
Vice President and Director