Form 10-Q
period 2009-12-31
WESTCOTT PRODUCTS CORP
filed 2010-01-29
CIK 845819

U. S. Securities and Exchange Commission

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the first quarter ended December 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO ISSUER INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ] No [  ]

Not applicable.

Indicate the number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 29, 2010
Common Capital Voting Stock, $0.001 par value per share	1,115,800 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

December 31, 2009
C O N T E N T S

Condensed Balance Sheet	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Westcott Products Corporation
(A Development Stage Company)
Condensed Balance Sheets
December 31, 2009 and September 30, 2009

	December 31,	September 30,
	2009	2009
	(Unaudited)	(Audited)
ASSETS

Assets
Current Assets
Cash	$—	$—
Total Current Assets	—	—
Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accounts Payable	$2,175	$—
Payable to Shareholders	51,912	50,987
Total Current Liabilities	54,087	50,987
Total Liabilities	54,087	50,987

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; none
issued and outstanding as of December 31, 2009
and September 30, 2009, respectively.	—	—
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 1,115,800 shares
issued and outstanding as of December 31, 2009
and September 30, 2009, respectively	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings (deficit) in development stage	(2,968)	132
Total Stockholders' Deficit	(54,087)	(50,987)
Total Liabilities and Stockholders' Deficit	$—	$—

See accompanying notes to financial statements.

Westcott Products Corporation
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended December 31, 2009 and 2009, and
For the Period from Reactivation (October 1999) through December 31, 2009
(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Three	Three	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Revenues	$—	$—	$—

General and Administrative Expenses	3,100	3,189	59,687
Operating Income (Loss)	(3,100)	(3,189)	(59,687)
Other Income	—	—	56,719
Net (Loss) Before Income Taxes	(3,100)	(3,189)	(2,968)
Current Year Provision for Income Taxes	—	—	—
Net Income (Loss)	$(3,100)	$(3,189)	$(2,968)
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	383,263
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	383,263

See accompanying notes to financial statements.

Westcott Products Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended December 31, 2009 and 2008, and
For the Period from Reactivation (October 1999) through December 31, 2009
(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Three	Three	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2009	2008	2009

Cash Flows Used For Operating Activities
Net Income (Loss)	$(3,100)	$(3,189)	$(2,968)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	—	—	600
Increase (decrease) in accounts payable	2,175	2,733	2,175
Increase (decrease) in shareholder loans	925	456	51,912
Increase (decrease) in taxes payable	—	—	(56,719)
Net Cash (used in) Operating Activities	—	—	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	—	—	15,000
Principal payments on loans	—	—	(10,000)
Net Cash Provided by Financing Activities	—	—	5,000
Net Increase/(Decrease) in Cash	—	—	—
Beginning Cash Balance	—	—	—
Ending Cash Balance	$—	$—	$—

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$—	$—	$—
Cash paid during the year for income taxes	—	—	—
Stock issued in exchange for accrued liability/expense	—	—	600

See accompanying notes to financial statements.

Westcott Products Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2009
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The results of operations for the period ended December 31, 2009, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses paid in its behalf by a shareholder in the amount of $925 during the quarter. The balance due the shareholder is $51,912 as of December 31, 2009. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which was primarily codified into Topic 805 “Business Combinations” in the ASC, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51(“SFAS 160”), which was primarily codified into Topic 810 “Consolidations” in the ASC. SFAS No. 141R requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141R and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  SFAS No. 141R will impact the valuation of business acquisitions made in 2009 and forward.  The Company adopted SFAS No. 160 on October 1, 2009.  As a result, implementation of SFAS No. 160 had no impact on the Company’s condensed consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13 for Revenue Recognition – Multiple Deliverable Revenue Arrangements (Subtopic 605-25) “Subtopic”. This accounting standard update establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue – generating activities. Vendors often provide multiple products or services to their customers. Those deliverables often are provided at different points in time or over different time periods. Specifically, this Subtopic addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  The amendments in this guidance will affect the accounting and reporting for all vendors that enter into multiple-deliverable arrangements with their customers when those arrangements are within the scope of this Subtopic.  This Statement is effective for fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Currently, Management believes this Statement will have no impact on the financial statements of the Company once adopted.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its consolidated financial statements.

NOTE 5 SUBSEQUENT EVENTS

The Company has evaluated subsequent events through January 29, 2010, the date the financial statements were issued, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended December 31, 2009.

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

Results of Operations

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

We had no operations during the quarterly period ended December 31, 2009, nor do we have operations as of the date of this filing.  In the quarterly period ended December 31, 2009, we had sales of $0, compared to the quarterly period ended December 31, 2008, with sales of $0. General and administrative expenses were $3,100 for the December 31, 2009, period compared to $3,189 for the December 31, 2008, period. General and administrative expenses for the three months ended December 31, 2009, were comprised mainly of accounting fees, and the decreased general and administrative expenses for the 2009 quarterly period over the 2008 quarterly period was limited to decreased legal fees. We had a net loss of $3,100 for the December 31, 2009, period compared to a net loss of $3,189 for the December 31, 2008, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at December 31, 2009. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended December 31, 2009, expenses were paid by a principal shareholder in the amount of $925, and during the quarterly period ended December 31, 2008, additional expenses paid by a principal shareholder totaled $3,189. The aggregate amount of $51,912 is outstanding as of December 31, 2009, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

WESTCOTT PRODUCTS CORPORATION
(Issuer)

Date:	01/29/10	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	01/29/10	By:	/s/Todd Albiston
Todd Albiston, Vice President