Form 10-Q
period 2010-06-30
WESTCOTT PRODUCTS CORP
filed 2010-07-29
CIK 845819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

(801) 631-7969
(Registrant’s Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of July 29, 2010
Common Capital Voting Stock, $0.001 par value per share	1,115,800 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contain forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Westcott Products Corporation
(A Development Stage Company)
Condensed Balance Sheets
June 30, 2010 and September 30, 2009

	June 30,	September 30,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accrued Liabilities	$-	$-
Payable to Shareholders	56,803	50,987
Total Current Liabilities	56,803	50,987
Total Liabilities	56,803	50,987

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value; none
issued and outstanding as of March 31, 2010
and September 30, 2009, respectively.	-	-
Capital Stock 50,000,000 shares authorized having a
par value of $.001 per share; 1,115,800 shares
issued and outstanding as of March 31, 2010
and September 30, 2009, respectively.	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated earnings (deficit) in development stage	(5,684)	132
Total Stockholders' Deficit	(56,803)	(50,987)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

Westcott Products Corporation
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months and Nine Months Ended June 30, 2010 and 2009, and
For the Period from Reactivation (October 1999) through June 30, 2010
(Unaudited)

					For the
					Period from
	For the	For the	For the	For the	October 1999
	Three	Three	Nine	Nine	(date of
	Months	Months	Months	Months	reactivation)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009	2010

Revenues	$-	$-	$-	$-	$-

General and Administrative Expenses	1,733	1,300	5,816	5,469	62,403
Operating Income (Loss)	(1,733)	(1,300)	(5,816)	(5,469)	(62,403)
Other Income	-	-	-	-	56,719
Net (Loss) Before Income Taxes	(1,733)	(1,300)	(5,816)	(5,469)	(5,684)
Current Year Provision for Income Taxes	-	-	-	-	-
Net Income (Loss)	$(1,733)	$(1,300)	$(5,816)	$(5,469)	$(5,684)
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$0.01
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	1,115,800	1,115,800	417,044
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$-
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	1,115,800	1,115,800	417,044

See accompanying notes to financial statements.

Westcott Products Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2010 and 2009, and
For the Period from Reactivation (October 1999) through June 30, 2010
(Unaudited)

			For the
			Period from
			October 1999
	For the	For the	(date of
	Nine Months	Nine Months	reactivation)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2010	2009	2010

Cash Flows Used For Operating Activities
Net Income (Loss)	$(5,816)	$(5,469)	$(5,684)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	-	-	600
Increase (decrease) in accrued liabilities	-	-	-
Increase (decrease) in shareholder loans	5,816	5,469	56,803
Increase (decrease) in taxes payable	-	-	(56,719)
Net Cash (used in) Operating Activities	-	-	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	15,000
Principal payments on loans	-	-	(10,000)
Net Cash Provided by Financing Activities	-	-	5,000
Net Increase/(Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	-	-	-
Stock issued in exchange for accrued liability/expense	-	-	600

See accompanying notes to financial statements.

Westcott Products Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2010
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009. The results of operations for the period ended June 30, 2010, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable paid in its behalf by a shareholder in the amount of $1,736 during the quarter. The balance due the shareholder is $56,803 as of June 30, 2010. The unsecured loan bears no interest and is due on demand.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

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

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

We had no operations during the quarterly period ended June 30, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended June 30, 2010, we had sales of $0, compared to the quarterly period ended June 30, 2009, with sales of $0. General and administrative expenses were $1,733 for the June 30, 2010, period, compared to $1,300 for the June 30, 2009, period. General and administrative expenses for the three months ended June 30, 2010, were comprised mainly of accounting fees. We had a net loss of $1,733 for the June 30, 2010, period compared to a net loss of $1,300 for the June 30, 2009, period.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

We had no operations during the nine month period ended June 31, 2010, nor do we have operations as of the date of this filing.  General and administrative expenses were $5,816 for the June 30, 2010, period compared to $5,469 for the June 30, 2009, period.  General and administrative expenses for the nine months ended June 30, 2010, were comprised mainly of accounting and operating fees.  We had a net loss of $5,816 for the June 30, 2010, period compared to a net loss of $5,469 for the June 30, 2009, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at June 30, 2010. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended June 30, 2010, expenses and accounts payable were paid by a principal shareholder in the amount of $1,736, and during the quarterly period ended June 30, 2009, additional expenses paid by a principal shareholder totaled $1,300. The aggregate amount of $56,803 is outstanding as of June 30, 2010, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTCOTT PRODUCTS CORPORATION
(Issuer)

Date:	07/29/10	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Date:	07/29/10	By:	/s/Todd Albiston
Todd Albiston, Vice President, Director and acting CFO