Form 10-K
period 2010-09-30
WESTCOTT PRODUCTS CORP
filed 2010-12-03
CIK 845819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2010

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

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of November 9, 2010, the Registrant had 1,115,800 shares of common stock outstanding.

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

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

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

Number of Total Employees and Number of Full Time Employees

None.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov.  Please call the SEC at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our SEC reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-5219.

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

ITEM 4:  (REMOVED AND RESERVED)

PART II

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

Closing Bid
	High	Low
2008
October 1 – December 31	NONE	NONE
2009
January 2 – March 31	NONE	NONE
April 1 – June 30	NONE	NONE
July 1 – September 30	NONE	NONE
October 1 – December 31	NONE	NONE
2010
January 4 – March 31	NONE	NONE
April 1 – June 30.05		.05
July 1 – September 30.10		.10

These prices were obtained from the National Quotation Bureau, Inc. (“NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have 553 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

We did not issue any unregistered securities during the fiscal year ended September 30, 2010.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended September 30, 2010, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During the year ended September 30, 2010, expenses were paid by a principal stockholder in the amount of $7,066.  During the same period in 2009, additional expenses by a principal stockholder totaled $6,760. The aggregate amount of $58,053 outstanding as of September 30, 2010, is unsecured and is due on demand.

Results of Operations

Other than maintaining its good corporate standing in the State of Delaware, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended September 30, 2010, we had a net loss of $7,066, resulting from operations.  During this same period ending September 30, 2009, we had a net loss of $6,760, also resulting from operations. The increase in our net loss from September 30, 2009, to September 30, 2010, was due to an increase in accounting fees.  Except as described above, we have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended September 30, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS
September 30, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westcott Products Corporation [a development stage company]

We have audited the accompanying balance sheets of Westcott Products Corporation [a development stage company] as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2010 and 2009, and for the period from reactivation [October 1999] through September 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westcott Products Corporation [a development stage company] as of September 30, 2010 and 2009, and the results of its operations and cash flows for the years ended September 30, 2010 and 2009, and for the period from reactivation through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from reactivation through September 30, 2010. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
December 3, 2010

WESTCOTT PRODUCTS CORPORATION
 (A Development Stage Company)
BALANCE SHEET
September 30, 2010 and 2009
(Audited)

	September 30,	September 30,
	2010	2009

ASSETS

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accrued Liabilities	$-	$-
Payable to Shareholders	58,053	50,987
Total Current Liabilities	58,053	50,987
Total Liabilities	58,053	50,987

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value;
zero issued and outstanding	-	-
Capital Stock 50,000,000 shares authorized having a
a par value of $.001 per share; 1,115,800 shares
issued and outstanding	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated (deficit) earnings in development stage	(6,934)	132
Total Stockholders' Deficit	(58,053)	(50,987)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2010 and 2009 and
For the Period from Reactivation (October 1999) through September 30, 2010

			For the
			Period from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Revenues	$-	$-	$-

General and Administrative Expenses	7,066	5,469	63,653
Operating Income (Loss)	(7,066)	(5,469)	(63,653)
Other Income	-	-	56,719
Net (Loss) Before Income Taxes	(7,066)	(5,469)	(6,934)
Current Year Provision for Income Taxes	-	-	-
Net Income (Loss)	$(7,066)	$(5,469)	$(6,934)
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$0.01
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	433,047
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$-
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	433,047

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Reactivation (October 1999) through September 30, 2010

							Deficit
							Accumulated	Net
					Additional		in	Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Development	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	Stage	(Deficit)
Balance, October 1, 1999	3,000,000	$30,000	12,527,980	$12,528	$2,758,685	$(2,867,932)	$-	$(66,719)
Effect of reverse split 1 for 250,000			(12,527,356)	(12,527)	12,527			-
Effect of stock dividend accounted for as split 200 for 1			124,176	124	(124)			-
Issued common stock for cash at par, $.001, March 11, 2000			12,000	12	14,988			15,000
Net income for the period ended September 30, 2000							(992)	(992)
Balance, September 30, 2000	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(992)	(52,711)
Net income for the period ended September 30, 2001							(3,181)	(3,181)
Balance, September 30, 2001	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(4,173)	(55,892)
Net income for the period ended September 30, 2002							(2,733)	(2,733)
Balance, September 30, 2002	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(6,906)	(58,625)
Net income for the period ended September 30, 2003							(2,382)	(2,382)
Balance, September 30, 2003	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(9,288)	(61,007)

Net income for the period ended September 30, 2004							(2,170)	(2,170)
Balance, September 30, 2004	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(11,458)	(63,177)
Net income for the period ended September 30, 2005							52,565	52,565
Balance, September 30, 2005	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	41,107	(10,612)
Preferred Stock Converted into Common Stock on 1 for 1 basis (adjusted to post split / dividend amounts)	(1,311,000)	(13,110)	1,000	1	13,109			-
Cancellation of Preferred Shares	(1,311,000)	(13,110)			13,110			-
Net income for the period ended September 30, 2006							(11,386)	(11,386)
Balance, September 30, 2006	378,000	$3,780	137,800	$138	$2,812,295	$(2,867,932)	$29,721	$(21,998)
Common Shares issued for services			600,000	600				600
Net income for the period ended September 30, 2007							(14,396)	(14,396)
Balance, September 30, 2007	378,000	$3,780	737,800	$738	$2,812,295	$(2,867,932)	$15,325	$(35,794)
Conversion of Series A Convertible Preferred stock into like number of Common Shares	(378,000)	(3,780)	378,000	378	3,402
Net income for the period ended September 30, 2008							(8,433)	(8,433)
Balance, September 30, 2008	-	$-	1,115,800	$1,116	$2,815,697	$(2,867,932)	$6,892	$(44,227)
Net income for the period ended September 30, 2009							(6,760)	(6,760)
Balance, September 30, 2009	-	$-	1,115,800	$1,116	$2,815,697	$(2,867,932)	$132	$(50,987)
Net income for the period ended September 30, 2010							(7,066)	(7,066)
Balance, September 30, 2010	-	$-	1,115,800	$1,116	$2,815,697	$(2,867,932)	$(6,934)	$(58,053)

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2010 and 2009 and
for the Period from Reactivation (October 1999) through September 30, 2010

			For the
			Period from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010

Cash Flows Used For Operating Activities
Net Income (Loss)	$(7,066)	$(6,760)	$(6,934)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	-	-	600
Increase (decrease) in accrued liabilities	-	-	-
Increase (decrease) in shareholder loans	7,066	6,760	58,053
Increase (decrease) in taxes payable	-	-	(56,719)
Net Cash (used in) Operating Activities	-	-	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	15,000
Principal payments on loans	-	-	(10,000)
Net Cash Provided by Financing Activities	-	-	5,000
Net Increase/(Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	-	-	-
Stock issued in exchange for accrued liability/expense	-	-	600

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2010

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  During the period ending September 30, 2009 the Company did not have non-cash investing or financing activities.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of September 30, 2010 and 2009, no income tax expense had been incurred.

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

			For the Period
			from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2010	2009	2010
Shares used in Basic per Share Amounts:
Weighted average common shares outstanding	1,115,800	1,115,800	433,047
Shares used in Diluted per Share amounts:
Diluted weighted average preferred stock	—	—	—
Diluted Weighted Average Common Shares Outstanding	1,115,800	1,115,800	433,047

Anti-dilutive Weighted Average Common Shares Outstanding	—	—	—

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of September 30, 2010 and 2009.

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

(h) Impact of New Accounting Standards

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168.  ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP.  Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging

Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”).  The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification.  References made to FASB guidance throughout this document have been updated for the Codification.

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

The Company is a development stage enterprise, has sustained a loss from operations since reactivation of $63,653 and has had negative cash flows from operating activities during the period from reactivation [October 1999] through September 30, 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended September 30, 2010 and 2009, the Company borrowed $7,066 and $6,760, respectively from an investor to pay operating expenses.  The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of September 30, 2010 and 2009 is $58,053 and $50,987, respectively.

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

NOTE 5 ACCRUED LIABILITIES

During the year ended September 30, 2005, the Company was relieved of both its Federal Tax lien of $1,046 and its Judgment lien of $55,673 for back payroll taxes. The Company has recoded this as other income.

NOTE 6 INCOME TAXES

The provision for income taxes consists of the following:

	2010	2009
Current tax	$—	$—
Deferred tax benefit	(1,060)	(1,014)
Benefits of operating loss carryforwards	1,060	1,014
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of September 30, 2010.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$63,654	$9,548	15%
Valuation Allowance		(9,548)
Deferred Tax Asset – 9/30/2009		$—

During the years ended September 30, 2010 and 2009, the valuation allowance increased $1,060 and $1,014, respectively.

The Company has the following operating loss carry forwards available at September 30, 2010:

Operating Losses
Expires	Amount
2020	992
2021	3,182
2022	2,733
2023	2,382
2024	2,170
2025	4,154
2026	11,386
2027	14,396
2028	8,433
2029	6,760
2030	7,066

Reconciliation between income taxes at the statutory tax rate (15%) and the actual income tax provision for continuing operations follows:

	2010	2009
Expected Tax Provision	$(1,060)	$(1,014)
Effect of:
Increase in Valuation Allowance	1,060	1,014
Actual Tax Provision	$—	$—

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on October 1, 2007.  As a result of this adoption, the Company has evaluated its uncertain tax positions as required by FIN 48 and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for the financial year ending September 30, 2010 is presented in the table below:

Balance as of October 1, 2009	$0.00
Additions based on tax positions related to the current year	0.00
Reductions for tax positions of prior years	0.00
Reductions due to expiration of statute of limitations	0.00
Settlements with taxing authorities	0.00
Balance as of September 30, 2010	$0.00

All years prior to 2007 are closed by expiration of the statute of limitations.  The tax year ended September 30, 2007, was closed by expiration of the statute of limitations in December 2010.  The years ended September 30, 2009, 2009 and 2010 are open for examination.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of September 30, 2010, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Security and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2010.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	51	President & Director	March 2000
Todd Albiston	52	Vice President & Director	March 2000

Background and Business Experience

Wayne Bassham, our President is 51 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past twenty years. Mr. Bassham is the President and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.  Mr. Bassham is the Secretary/Treasurer and a director of Northsight Capital, Inc., which has also been deemed to be a blank check company.

Todd Albiston, our Vice President is 52 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past seven years. For the preceding seventeen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.  Mr. Albiston is the Secretary/Treasurer and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Other Public Companies

Wayne Bassham is the President and a director of Bear Lake Recreation, Inc., a Nevada company (“Bear Lake”), which has been deemed a blank check company.  Todd Albiston is also a director and the Secretary/Treasurer of Bear Lake.  Bear Lake Recreation, Inc. files reports with the SEC under Section 13 of the Exchange Act. Mr. Bassham is the Secretary/Treasurer and a director of Northsight Capital, Inc., which has also been deemed to be a blank check company, and which also files reports with the SEC.

Mr. Albiston is the Secretary/Treasurer and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company, and which files reports with the SEC under Section 13 of the Exchange Act.  Mr. Albiston is also a director of Rx Bids, a Nevada corporation, which also files reports with the SEC.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers (or those in similar positions with us) has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended September 30, 2010, the following were filed timely:

Name	Type	Filed
Wayne Robert Bassham	Form 3	September 30, 2005
Todd Albiston	Form 4	August 20, 2008
Kent Faulkner	Form 4	August 20, 2008

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  See Part IV, Item 15.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our officers and directors (including Ken Faulkner who resigned in August, 2008) received an aggregate of 600,000 shares (200,000 shares each) for services valued at $200 each on September 28, 2006, and none for the years ended September 30, 2010, 2009, 2008, and 2007.  These shares were valued at $0.001 per share.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	09/30/10	0	0	0	0	0	0	0	0
President, Director	09/30/09	0	0	0	0	0	0	0	0
	09/30/08	0	0	0	0	0	0	0	0
	09/30/07	0	0	0	0	0	0	0	0
	09/30/06	0	0	200	0	0	0	0	200

Todd Albiston	09/30/10	0	0	0	0	0	0	0	0
Vice President,	09/30/09	0	0	0	0	0	0	0	0
Director	09/30/08	0	0	0	0	0	0	0	0
	09/30/07	0	0	0	0	0	0	0	0
	09/30/06	0	0	200	0	0	0	0	200

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended September 30, 2010.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of November 9, 2010.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,115,800 shares of common stock outstanding at that date.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

There were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2010 and 2009:

Fee Category	2010	2009
Audit Fees	$6,671	$5,964
Audit-related Fees	$0	$0
Tax Fees	$0	$350
All Other Fees	$0	$0
Total Fees	$6,671	$6,314

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended September 30, 2009 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Identification of Exhibit
3.1	Articles of Incorporation(1)
3.1(i)	Certificate of Amendment of the Articles of Incorporation(1)
3.2	Bylaws(1)
14.1	Code of Ethics(2)
20.1
DEF14C - Definitive Information Statement filed November 28, 2006, amending the Company’s Articles of Incorporation to effect a re-capitalization of our outstanding common stock and issuing common stock to the members of our Board of Directors for compensation of services.

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

WESTCOTT PRODUCTS CORPORATION

Date:	December 3, 2010	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WESTCOTT PRODUCTS CORPORATION

Date:	December 3, 2010	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	December 3, 2010	By:	/s/Todd Albiston
Todd Albiston
Vice President and Director
Principal Financial Officer