Form 10-Q
period 2010-12-31
WESTCOTT PRODUCTS CORP
filed 2011-01-28
CIK 845819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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
(Registrant Telephone Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 28, 2011
Common Capital Voting Stock, $0.001 par value per share	1,115,800 shares

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

December 31, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Westcott Products Corporation
(A Development Stage Company)
Condensed Balance Sheets
December 31, 2010 and September 30, 2010

	December 31,	September 30,
	2010	2010
	(Unaudited)	(Audited)
ASSETS

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accrued Liabilities	$1,124	$-
Payable to Shareholders	60,943	58,053
Total Current Liabilities	62,067	58,053
Total Liabilities	62,067	58,053

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value;
zero issued and outstanding	-	-
Capital Stock 50,000,000 shares authorized having a
a par value of $.001 per share; 1,115,800 shares
issued and outstanding	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated (deficit) earnings in development stage	(10,948)	(6,934)
Total Stockholders' Deficit	(62,067)	(58,053)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

Westcott Products Corporation
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended December 31, 2010 and 2009, and
For the Period from Reactivation (October 1999) through December 31, 2010
(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Three	Three	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenues	$-	$-	$-

General and Administrative Expenses	4,014	3,100	67,667
Operating Income (Loss)	(4,014)	(3,100)	(67,667)
Other Income	-	-	56,719
Net (Loss) Before Income Taxes	(4,014)	(3,100)	(10,948)
Current Year Provision for Income Taxes	-	-	-
Net Income (Loss)	$(4,014)	$(3,100)	$(10,948)
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.02)
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	448,334
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.02)
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	448,334

See accompanying notes to financial statements.

Westcott Products Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended December 31, 2010 and 2009, and
For the Period from Reactivation (October 1999) through December 31, 2010
(Unaudited)

			For the
			Period from
			October 1999
	For the	For the	(date of
	Three Months	Three Months	reactivation)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2010	2009	2010

Cash Flows Used For Operating Activities
Net Income (Loss)	$(4,014)	$(3,100)	$(10,948)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	-	-	600
Increase (decrease) in accrued liabilities	1,124	2,175	1,124
Increase (decrease) in shareholder loans	2,890	925	60,943
Increase (decrease) in taxes payable	-	-	(56,719)
Net Cash (used in) Operating Activities	-	-	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	15,000
Principal payments on loans	-	-	(10,000)
Net Cash Provided by Financing Activities	-	-	5,000
Net Increase/(Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	-	-	-
Stock issued in exchange for accrued liability/expense	-	-	600

See accompanying notes to financial statements.

Westcott Products Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2010
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the period ended December 31, 2010, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable paid in its behalf by a shareholder in the amount of $2,890 during the quarter. The balance due the shareholder is $60,943 as of December 31, 2010. The unsecured loan bears no interest and is due on demand.

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

Results of Operations

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

We had no operations during the quarterly period ended December 31, 2010, nor do we have operations as of the date of this filing.  In the quarterly period ended December 31, 2010, we had sales of $0, compared to the quarterly period ended December 31, 2009, with sales of $0. General and administrative expenses were $4,014 for the December 31, 2010, period, compared to $3,100 for the December 31, 2009, period. General and administrative expenses for the three months ended December 31, 2010, were comprised mainly of accounting and other operating fees.  The increased general and administrative expenses for the 2010 quarterly period over the 2009 quarterly period was limited to increased accounting and operating fees. We had a net loss of $4,014 for the December 31, 2010, period compared to a net loss of $3,100 for the December 31, 2009, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at December 31, 2010. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended December 31, 2010, expenses and accounts payable were paid by a principal shareholder in the amount of $2,890, and during the quarterly period ended December 31, 2009, additional expenses paid by a principal shareholder totaled $3,100. The aggregate amount of $60,943 is outstanding as of December 31, 2010, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Vice President, who are our only two executive officers, to allow timely decisions regarding required disclosures.

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

WESTCOTT PRODUCTS CORPORATION
(Issuer)

Date:	01/28/11	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Date:	01/28/11	By:	/s/Todd Albiston
Todd Albiston, Vice President, Director and acting CFO