Form 10-Q
period 2011-03-31
WESTCOTT PRODUCTS CORP
filed 2011-04-28
CIK 845819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 28, 2011
Common Capital Voting Stock, $0.001 par value per share	1,115,800 shares

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

March 31, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Westcott Products Corporation
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2011 and September 30, 2010

	March 31,	September 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accrued Liabilities	$-	$-
Payable to Shareholders	63,497	58,053
Total Current Liabilities	63,497	58,053
Total Liabilities	63,497	58,053

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value;
zero issued and outstanding	-	-
Capital Stock 50,000,000 shares authorized having a
a par value of $.001 per share; 1,115,800 shares
issued and outstanding	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated (deficit) earnings in development stage	(12,378)	(6,934)
Total Stockholders' Deficit	(63,497)	(58,053)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

Westcott Products Corporation
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2011 and 2010, and
For the Period from Reactivation (October 1999) through March 31, 2011
(Unaudited)

					For the
					Period from
	For the	For the	For the	For the	October 1999
	Three	Three	Six	Six	(date of
	Months	Months	Months	Months	reactivation)
	Ended	Ended	Ended	Ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

General and Administrative Expenses	1,430	983	5,444	4,083	69,097
Operating Income (Loss)	(1,430)	(983)	(5,444)	(4,083)	(69,097)
Other Income	-	-	-	-	56,719
Net (Loss) Before Income Taxes	(1,430)	(983)	(5,444)	(4,083)	(12,378)
Current Year Provision for Income Taxes	-	-	-	-	-
Net Income (Loss)	$(1,430)	$(983)	$(5,444)	$(4,083)	$(12,378)
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	1,115,800	1,115,800	462,640
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	1,115,800	1,115,800	462,640

See accompanying notes to financial statements.

Westcott Products Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2011 and 2010, and
For the Period from Reactivation (October 1999) through March 31, 2011
(Unaudited)

			For the
			Period from
			October 1999
	For the	For the	(date of
	Six Months	Six Months	reactivation)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011

Cash Flows Used For Operating Activities
Net Income (Loss)	$(5,444)	$(4,083)	$(12,378)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	-	-	600
Increase (decrease) in accrued liabilities	-	3	-
Increase (decrease) in shareholder loans	5,444	4,080	63,497
Increase (decrease) in taxes payable	-	-	(56,719)
Net Cash (used in) Operating Activities	-	-	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	15,000
Principal payments on loans	-	-	(10,000)
Net Cash Provided by Financing Activities	-	-	5,000
Net Increase/(Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	-	-	-
Stock issued in exchange for accrued liability/expense	-	-	600

See accompanying notes to financial statements.

Westcott Products Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2011
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the period ended March 31, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable paid in its behalf by a shareholder in the amount of $2,554 during the quarter. The balance due the shareholder is $63,497 as of March 31, 2011. The unsecured loan bears no interest and is due on demand.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

We had no operations during the quarterly period ended March 31, 2011, nor do we have operations as of the date of this filing.  In the quarterly period ended March 31, 2011, we had sales of $0, compared to the quarterly period ended March 31, 2010, with sales of $0.  General and administrative expenses were $1,430 for the March 31, 2011, period, compared to $983 for the March 31, 2010, period. General and administrative expenses for the three months ended March 31, 2011, were comprised mainly of accounting and other operating fees.  The increased general and administrative expenses for the 2011 quarterly period over the 2010 quarterly period was limited to increased transfer fees. We had a net loss of $1,430 for the March 31, 2011, period compared to a net loss of $983 for the March 31, 2010, period.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

We had no operations during the six month period ended March 31, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $5,444 for the March 31, 2011, period compared to $4,083 for the March 31, 2010, period.  General and administrative expenses for the six months ended March 31, 2011, were comprised mainly of accounting and operating fees.  We had a net loss of $5,444 for the March 31, 2011, period compared to a net loss of $4,083 for the March 31, 2010, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at March 31, 2011. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2011, expenses and accounts payable were paid by a principal shareholder in the amount of $2,554, and during the quarterly period ended March 31, 2010, additional expenses paid by a principal shareholder totaled $3,155. The aggregate amount of $63,497 is outstanding as of March 31, 2011, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

WESTCOTT PRODUCTS CORPORATION
(Issuer)

Date:	04/28/11	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Date:	04/28/11	By:	/s/Todd Albiston
Todd Albiston, Vice President, Director and acting CFO