Form 10-Q
period 2011-06-30
WESTCOTT PRODUCTS CORP
filed 2011-08-05
CIK 845819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(801) 631-7969
(Registrant Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ]  (The Registrant does not maintain a website.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 5, 2011
Common Capital Voting Stock, $0.001 par value per share	1,115,800 shares

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

June 30, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Westcott Products Corporation
(A Development Stage Company)
Condensed Balance Sheets
June 30, 2011 and September 30, 2010

	June 30,	September 30,
	2011	2010
	(Unaudited)	(Audited)
ASSETS

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accrued Liabilities	$300	$-
Payable to Shareholders	65,548	58,053
Total Current Liabilities	65,848	58,053
Total Liabilities	65,848	58,053

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value;
zero issued and outstanding	-	-
Common Stock 50,000,000 shares authorized having
a par value of $.001 per share; 1,115,800 shares
issued and outstanding	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated (deficit) earnings in development stage	(14,729)	(6,934)
Total Stockholders' Deficit	(65,848)	(58,053)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

Westcott Products Corporation
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Nine Months Ended June 30, 2011 and 2010, and
For the Period from Reactivation (October 1999) through June 30, 2011
(Unaudited)

					For the
					Period from
	For the	For the	For the	For the	October 1999
	Three	Three	Nine	Nine	(date of
	Months	Months	Months	Months	reactivation)
	Ended	Ended	Ended	Ended	through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010	2011

Revenues	$-	$-	$-	$-	$-

General and Administrative Expenses	2,351	1,733	7,795	5,816	71,448
Operating Income (Loss)	(2,351)	(1,733)	(7,795)	(5,816)	(71,448)
Other Income	-	-	-	-	56,719
Net (Loss) Before Income Taxes	(2,351)	(1,733)	(7,795)	(5,816)	(14,729)
Current Year Provision for Income Taxes	-	-	-	-	-
Net Income (Loss)	$(2,351)	$(1,733)	$(7,795)	$(5,816)	$(14,729)
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	1,115,800	1,115,800	476,495
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.03)
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	1,115,800	1,115,800	476,495

See accompanying notes to financial statements.

Westcott Products Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Nine Months Ended June 30, 2011 and 2010, and
For the Period from Reactivation (October 1999) through June 30, 2011
(Unaudited)

			For the
			Period from
			October 1999
	For the	For the	(date of
	Nine Months	Nine Months	reactivation)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2011	2010	2011

Cash Flows Used For Operating Activities
Net Income (Loss)	$(7,795)	$(5,816)	$(14,729)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	-	-	600
Increase (decrease) in accrued liabilities	300	-	300
Increase (decrease) in shareholder loans	7,495	5,816	65,548
Increase (decrease) in taxes payable	-	-	(56,719)
Net Cash (used in) Operating Activities	-	-	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	15,000
Principal payments on loans	-	-	(10,000)
Net Cash Provided by Financing Activities	-	-	5,000
Net Increase/(Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	-	-	-
Stock issued in exchange for accrued liability/expense	-	-	600

See accompanying notes to financial statements.

Westcott Products Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2011
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010. The results of operations for the period ended June 30, 2011, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable paid in its behalf by a shareholder in the amount of $2,051 during the quarter. The balance due the shareholder is $65,548 as of June 30, 2011. The unsecured loan bears no interest and is due on demand.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards.  This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization.  The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income.  Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance.  This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011.  The Company does not believe the adoption of the new guidance will have an impact on its consolidated financial position, results of operations or cash flows.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

We had no operations during the quarterly period ended June 30, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $2,351 for the June 30, 2011, period, compared to $1,733 for the June 30, 2010, period. General and administrative expenses for the three months ended June 30, 2011, were comprised mainly of accounting and other operating fees.  The increased general and administrative expenses for the 2011 quarterly period over the 2010 quarterly period was limited to increased legal fees. We had a net loss of $2,351 for the June 30, 2011, period compared to a net loss of $1,733 for the June 30, 2010, period.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

We had no operations during the nine month period ended June 30, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $7,795 for the June 30, 2011, period compared to $5,816 for the June 30, 2010, period.  General and administrative expenses for the nine months ended June 30, 2011, were comprised mainly of professional and operating fees.  We had a net loss of $7,795 for the June 30, 2011, period compared to a net loss of $5,816 for the June 30, 2010, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at June 30, 2011. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended June 30, 2011, expenses and accounts payable were paid by a principal shareholder in the amount of $2,051, and during the quarterly period ended June 30, 2010, additional expenses paid by a principal shareholder totaled $1,733. The aggregate amount of $65,548 is outstanding as of June 30, 2011, is non-interest bearing, unsecured and due on demand. Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

Off-balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
31.1	Certification of Wayne Bassham Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Todd Albiston Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Wayne Bassham and Todd Albiston Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTCOTT PRODUCTS CORPORATION
(Issuer)

Date:	08/05/11	By:	/s/Wayne Bassham
Wayne Bassham, President and Director

Date:	08/05/11	By:	/s/Todd Albiston
Todd Albiston, Vice President, Director and acting CFO