Form 10-K
WESTCOTT PRODUCTS CORP
filed 2011-10-13
CIK 845819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2011

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
(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X] No [  ]  (The Registrant does not have a corporate Web site.)

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

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of October 13, 2011, the Registrant had 1,115,800 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Westcott Products Corporation,” “Westcott,” the “Company,” “we,” “us,” “our” and words of similar import, refer to Westcott Products Corporation, the Registrant.

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

PART I

ITEM 1.  BUSINESS

Business Development

Westcott Products Corporation was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. At our inception, a total of 866 shares of our one mill ($0.001) par value common voting stock were issued to directors, officers and founders for total consideration of $2,500. Commencing June 19, 1984, and ending August 8, 1984, we offered and sold 2,000 shares of our one mill ($0.001) par value common voting stock to residents of the State of Utah pursuant to Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended (the “Securities Act”), for total consideration of $25,000. Thereafter, we remained inactive until June 14, 1985, when our stockholders approved an Agreement and Plan of Reorganization with Lee Building Products, Inc. (“Lee Building Products”) that is outlined below.

A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation. We are now in the development stage as we search for new business opportunities.

We have an authorized capital of 100,000,000 shares divided into 50,000,000 shares of common stock of a par value of $0.001 per share and 50,000,000 shares of preferred stock with a par value of $0.01, with 3,000,000 of the 50,000,000 shares of preferred stock designated as Series A. None of our preferred stock is outstanding. We were formed for the primary purpose of engaging in any and all lawful business.

All of our prior operations were conducted through Lee Building Products and T. A. Kilgore & Company, (“Kilgore”), which owned and operated a home center in League City, Texas, about 30 miles southeast of downtown Houston, Texas. During November, 1990, Kilgore ceased operations, and the secured lenders took possession of all of its assets.

We have been dormant since 1990. On March 11, 2000, our Board of Directors began the process of bringing us current, with the appointment of new officers and directors. We also authorized the issuance of 12,000 shares of our common stock for $15,000. On October 5, 2000, in order to reconcile our transfer records, we authorized the issuance of 8,800 shares of our common stock in the name of ARTCO Trustee, our transfer agent, for the sole purpose of replacing certificates presented for transfer that are not reflected on the shareholders list, if there was reasonable cause to believe that such certificates were issued by Mellon Securities Transfer, our previous transfer agent, and would have been represented alphabetically, on pages 269 or 270 of Mellon Securities Transfer shareholder list dated December 27, 1993. Those pages were missing from our historical lists of stockholders when we re-commenced the development stage. The Company began the process of reactivation in October 1999 and is now in the process of seeking new business opportunities.

Copies of the Certificate of Ownership and Merger and our initial Articles of Incorporation, as amended, together with our By-Laws, were filed as Exhibits to our 10-KSB Annual Report for the fiscal year ended September 30, 2003. See Item 15.

On or about November 28, 2006, we filed a Definitive Information Statement on Form 14C with the Securities and Exchange Commission (the “SEC”), whereby we amended our Articles of Incorporation with the State of Delaware;  and we issued common stock to the members of our Board of Directors for compensation of services.  The Amended Articles of Incorporation were unanimously adopted by our Board of Directors and certain shareholders owning approximately 13,800 shares of our common stock or approximately 59.7% of our outstanding voting securities to effect a re-capitalization of our outstanding common stock in the form of a pro rata 250,000 for one reverse split, with all fractional shares being rounded up to the nearest whole share, and an immediate 200 for one pro rata dividend of our outstanding common stock. All share and per share amounts have been retroactively adjusted to reflect this re-capitalization. A copy of the Amended Articles of Incorporation was filed as an Exhibit to our Definitive Information Statement on Form 14C.  See Item 15.

It was believed by the members of our Board of Directors that because of the issues raised by the missing pages from the Mellon Securities Transfer shareholder list dated December 27, 1993, without the re-capitalization, we would not be able to make any acquisition, merger or reorganization that would be beneficial to us and our stockholders, and that we would have had no real prospects through which we could be otherwise successful for the benefit of us or our stockholders.

A total of 600,000 shares of our common stock that are “restricted securities” as defined in Rule 144 of the SEC and representing control of our Company were also issued to the members of our Board of Directors contemporaneously with the dividend, as fully described in our Definitive Information Statement.  See Part IV, Item 15.

This re-capitalization and compensation common stock issuance became effective December 20, 2006.

Description of Business

We are currently seeking and investigating potential assets, property or businesses to acquire.  We have had no material business operations for more than 20 years.  Our plan of operation for the next 12 months is to: (i) consider guidelines of industries in which we may have an interest; (ii) adopt a business plan regarding engaging in the business of any selected industry; and (iii) to commence such operations through funding and/or the acquisition of a “going concern” engaged in any industry selected.  We are unable to predict the time as to when and if we may actually participate in any specific business endeavor, and will be unable to do so until we determine any particular industry in which we may engage.

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

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters or founders or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other shareholders or that such other shareholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no definitive arrangements respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

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

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act could substantially increase our legal and accounting costs.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2009	High	Low
October 1 – December 31	NONE	NONE
2010
January 4 – March 31	NONE	NONE
April 1 – June 30.05		.05
July 1 – September 30.10		.10
October 1 – December 31.10		.10
2011
January 3 – March 31.55		.05
April 1 – June 30.55		.15
July 1 – September 30	NONE	NONE

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not issue any unregistered securities during the fiscal years ended September 30, 2011, 2010 or 2009.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended September 30, 2011, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During the year ended September 30, 2011, expenses were paid by a principal stockholder in the amount of $9,558.  During the same period in 2010, additional expenses by a principal stockholder totaled $7,066. The aggregate amount of $67,611 outstanding as of September 30, 2011, is unsecured and is due on demand.

Results of Operations

Other than maintaining its good corporate standing in the State of Delaware, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent fiscal years.

During the year ended September 30, 2011, we had a net loss of $10,183, resulting from operations.  During this same period ending September 30, 2010, we had a net loss of $7,066, also resulting from operations. The increase in our net loss from September 30, 2010, to September 30, 2011, was due to an increase in accounting and compliance fees.  We have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended September 30, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS
September 30, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westcott Products Corporation [a development stage company]

We have audited the accompanying balance sheets of Westcott Products Corporation [a development stage company] as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2011 and 2010, and for the period from reactivation [October 1999] through September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westcott Products Corporation [a development stage company] as of September 30, 2011 and 2010, and the results of its operations and cash flows for the years ended September 30, 2011 and 2010, and for the period from reactivation through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from reactivation through September 30, 2011. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
October 13, 2011

WESTCOTT PRODUCTS CORPORATION
 (A Development Stage Company)
BALANCE SHEETS
September 30, 2011 and 2010

	September 30,	September 30,
	2011	2010

ASSETS

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accounts Payable	$625	$-
Payable to Shareholders	67,611	58,053
Total Current Liabilities	68,236	58,053
Total Liabilities	68,236	58,053

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value;
zero issued and outstanding	-	-
Common Stock 50,000,000 shares authorized having a
a par value of $.001 per share; 1,115,800 shares
issued and outstanding	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated (deficit) earnings in development stage	(17,117)	(6,934)
Total Stockholders' Deficit	(68,236)	(58,053)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2011 and 2010 and
For the Period from Reactivation (October 1999) through September 30, 2011

			For the
			Period from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Revenues	$-	$-	$-

General and Administrative Expenses	10,183	7,066	73,836
Operating Income (Loss)	(10,183)	(7,066)	(73,836)
Other Income	-	-	56,719
Net (Loss) Before Income Taxes	(10,183)	(7,066)	(17,117)
Current Year Provision for Income Taxes	-	-	-
Net Income (Loss)	$(10,183)	$(7,066)	$(17,117)
Basic Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.03)
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	489,917
Diluted Earnings (Loss) per Common Share	$(0.01)	$(0.01)	$(0.03)
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	489,917

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Reactivation (October 1999) through September 30, 2011
(continued)

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

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Reactivation (October 1999) through September 30, 2011
(continued)

							Deficit
							Accumulated	Net
					Additional		in	Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Development	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	Stage	(Deficit)
Net income for the period ended September 30, 2003							(2,382)	(2,382)
Balance, September 30, 2003	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(9,288)	(61,007)
Net income for the period ended September 30, 2004							(2,170)	(2,170)
Balance, September 30, 2004	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(11,458)	(63,177)
Net income for the period ended September 30, 2005							52,565	52,565
Balance, September 30, 2005	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	41,107	(10,612)
Preferred Stock Converted into Common Stock on 1 for 1 basis (adjusted to post split / dividend amounts)	(1,311,000)	(13,110)	1,000	1	13,109			-
Cancellation of Preferred Shares	(1,311,000)	(13,110)			13,110			-
Net income for the period ended September 30, 2006							(11,386)	(11,386)
Balance, September 30, 2006	378,000	3,780	137,800	138	2,812,295	(2,867,932)	29,721	(21,998)

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Reactivation (October 1999) through September 30, 2011
(continued)
							Deficit
							Accumulated	Net
					Additional		in	Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Development	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	Stage	(Deficit)
Common Shares issued for services			600,000	600				600
Net income for the period ended September 30, 2007							(14,396)	(14,396)
Balance, September 30, 2007	378,000	3,780	737,800	738	2,812,295	(2,867,932)	15,325	(35,794)
Conversion of Series A Convertible Preferred stock into like number of Common Shares	(378,000)	(3,780)	378,000	378	3,402
Net income for the period ended September 30, 2008							(8,433)	(8,433)
Balance, September 30, 2008	-	-	1,115,800	1,116	2,815,697	(2,867,932)	6,892	(44,227)
Net income for the period ended September 30, 2009							(6,760)	(6,760)
Balance, September 30, 2009	-	-	1,115,800	1,116	2,815,697	(2,867,932)	132	(50,987)
Net income for the period ended September 30, 2010							(7,066)	(7,066)
Balance, September 30, 2010	-	-	1,115,800	1,116	2,815,697	(2,867,932)	(6,934)	(58,053)
Net income for the period ended September 30, 2011							(10,183)	(10,183)
Balance, September 30, 2011	-	$-	1,115,800	$1,116	$2,815,697	$(2,867,932)	$(17,117)	$(68,236)

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2011 and 2010 and
for the Period from Reactivation (October 1999) through September 30, 2011

			For the
			Period from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2011	2010	2011

Cash Flows Used For Operating Activities
Net Income (Loss)	$(10,183)	$(7,066)	$(17,117)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock Issued for Expenses	-	-	600
Increase (decrease) in accrued liabilities	625	-	625
Increase (decrease) in shareholder loans	9,558	7,066	67,611
Increase (decrease) in taxes payable	-	-	(56,719)
Net Cash (used in) Operating Activities	-	-	(5,000)

Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	15,000
Principal payments on loans	-	-	(10,000)
Net Cash Provided by Financing Activities	-	-	5,000
Net Increase/(Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	-	-	-
Stock issued in exchange for accrued liability/expense	-	-	600

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

NOTE 1 ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Organization

Westcott Products Corporation (the “Company”) was chartered in the State of Delaware on June 24, 1986, as the surviving entity in a merger with Lee Building Products, Inc. The Company had been dormant for many years but began the process of reactivation in October 1999 and is now in the process of seeking new business opportunities.

Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid debt and equity instruments purchased with a maturity of three months or less to be cash equivalents.  During the period ending September 30, 2011 the Company did not have non-cash investing or financing activities.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of September 30, 2011 and 2010, no income tax expense had been incurred.

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

			For the Period
			from
			October 1999
	For the	For the	(date of
	Year Ended	Year Ended	reactivation)
	September 30,	September 30,	through
	2011	2010	September 30, 2011
Shares used in Basic per Share Amounts:
Weighted average common shares outstanding	1,115,800	1,115,800	489,917
Shares used in Diluted per Share amounts:
Diluted weighted average preferred stock	—	—	—
Diluted Weighted Average Common Shares Outstanding	1,115,800	1,115,800	489,917

Anti-dilutive Weighted Average Common Shares Outstanding	—	—	—

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of September 30, 2011 and 2010.

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

(h) Impact of New Accounting Standards

Fair Value Measurement – In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the new guidance will have an impact on its financial position, results of operations or cash flows.

Comprehensive Income – In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not believe the adoption of the new guidance will have an impact on its financial position, results of operations or cash flows.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company is a development stage enterprise, has sustained a loss from operations since reactivation of $73,836 and has had negative cash flows from operating activities during the period from reactivation [October 1999] through September 30, 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended September 30, 2011 and 2010, the Company borrowed $9,558 and $7,066, respectively from a related party investor to pay operating expenses.  The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of September 30, 2011 and 2010, is $67,611 and $58,053, respectively.

NOTE 4 EQUITY

In October of 1999, the Company began raising money in an effort to reactivate. On March 11, 2000, the Company issued 15,000,000 pre-split/dividend (or 12,000 post-split/dividend) shares of common stock at par ($.001) for $15,000 cash.

On or about September 28, 2006, the Company’s largest Series A Preferred shareholder converted 1,311,000 (1,200 post-split/dividend shares) Preferred Shares to our Common Stock that is subject to the re-capitalization and has cancelled another 1,311,000 leaving his then preferred holdings at 28,000 shares and the total number of outstanding Series A Preferred Shares at 378,000. The preferred shares are convertible into common stock on a one for one basis at the option of the holder.  The preferred shares carry a liquidation preference of one dollar per share.  In the event of liquidation, any excess proceeds are paid to common shareholders.  In the event of liquidation with which there is a deficit in the amounts payable, preferred shareholders will share ratably in any distribution.  Each preferred share has one (1) vote and votes as a class with common shares.

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

NOTE 5 ACCRUED LIABILITIES

During the year ended September 30, 2005, the Company was relieved of both its Federal Tax lien of $1,046 and its Judgment lien of $55,673 for back payroll taxes. The Company has reclassified this liability as other income.

NOTE 6 INCOME TAXES

The provision for income taxes consists of the following:

	2011	2010
Current tax	$—	$—
Deferred tax benefit	(1,528)	(1,060)
Benefits of operating loss carryforwards	1,528	1,060
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of September 30, 2011.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$73,837	$11,076	15%
Valuation Allowance		(11,076)
Deferred Tax Asset – 9/30/2011		$—

During the years ended September 30, 2011 and 2010, the valuation allowance increased $1,528 and $1,060, respectively.

The Company has the following operating loss carry forwards available at September 30, 2011:

Operating Losses
Expires	Amount
2020	992
2021	3,182
2022	2,733
2023	2,382
2024	2,170
2025	4,154
2026	11,386
2027	14,396
2028	8,433
2029	6,760
2030	7,066
2031	10,183

Reconciliation between income taxes at the statutory tax rate (15%) and the actual income tax provision for continuing operations follows:

	2011	2010
Expected Tax Provision	$(1,528)	$(1,060)
Effect of:
Increase in Valuation Allowance	1,528	1,060
Actual Tax Provision	$—	$—

Uncertain Tax Positions

The Company adopted the provisions of FIN 48 on October 1, 2007.  As a result of this adoption, the Company has evaluated its uncertain tax positions as required by FIN 48 and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for the financial years ending September 30, 2011 is presented in the table below:

	2011	2010
Beginning balance	$-	-
Additions based on tax positions related to the current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending balance	$-	-

All years prior to 2008 are closed by expiration of the statute of limitations.  The tax year ended September 30, 2008, will close by expiration of the statute of limitations in December 2011.  The years ended September 30, 2008, 2009, 2010 and 2011 are open for examination.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of September 30, 2011, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2011.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	52	President & Director	March 2000
Todd Albiston	53	Vice President & Director	March 2000

Background and Business Experience

Wayne Bassham, our President is 52 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past twenty-one years. Mr. Bassham is the President and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.

Todd Albiston, our Vice President is 53 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past eight years. For the preceding seventeen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.  Mr. Albiston is the Secretary/Treasurer and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended September 30, 2011, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our officers and directors (including Ken Faulkner who resigned in August, 2008) received an aggregate of 600,000 shares (200,000 shares each) for services valued at $200 each on September 28, 2006, and none for the years ended September 30, 2011, 2010, 2009, and 2008.  These shares were valued at $0.001 per share.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	09/30/11	0	0	0	0	0	0	0	0
President, Director	09/30/10	0	0	0	0	0	0	0	0
	09/30/09	0	0	0	0	0	0	0	0
	09/30/08	0	0	0	0	0	0	0	0
	09/30/07	0	0	0	0	0	0	0	0
	09/30/06	0	0	200	0	0	0	0	200

Todd Albiston	09/30/11	0	0	0	0	0	0	0	0
Vice President,	09/30/10	0	0	0	0	0	0	0	0
Director	09/30/09	0	0	0	0	0	0	0	0
	09/30/08	0	0	0	0	0	0	0	0
	09/30/07	0	0	0	0	0	0	0	0
	09/30/06	0	0	200	0	0	0	0	200

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended September 30, 2011.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of October 13, 2011.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,115,800 shares of common stock outstanding at that date.

Beneficial Owners

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Todd Albiston, Vice President, Director	297,500	26.66%
	8346 S. Viscounti Drive
	Sandy, Utah 84093
Common	Wayne Bassham, President, Director	200,000	17.92%
	8867 S. Capella Way
	Sandy, Utah 84093
Common	Thomas J. Howells	100,000	8.96%
	4685 S. Highland Dr., Suite 202
	Salt Lake City, Utah 84117

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Todd Albiston, Vice President, Director	297,500	26.66%
	8346 S. Viscounti Drive
	Sandy, Utah 84093
Common	Wayne Bassham, President, Director	200,000	17.92%
	8867 S. Capella Way
	Sandy, Utah 84093
Common	Total Officers and Directors	497,500	44.58%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Except as indicated below, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or 1% of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of our common stock, or any member of the immediate family of any of the foregoing persons, had an interest.

During the years ended September 30, 2011 and 2010, we borrowed $9,558 and $7,066, respectively from a related party investor, Jenson Services, Inc., a shareholder, to pay operating expenses.  Thomas J. Howells, a stockholder owning in excess of 5% of our outstanding voting securities, is a director and an executive officer of Jenson Services, Inc. The loan is non-interest bearing, unsecured and payable on demand. The balance of the loan as of September 30, 2011 and 2010, is $67,611 and $58,053, respectively.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2011 and 2010:

Fee Category	2011	2010
Audit Fees	$5,950	$6,671
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$5,950	$6,671

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended September 30, 2010 contained in Item 8 above which are incorporated herein by this reference.

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

Exhibit No. (continued)	Identification of Exhibit (continued)
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002(3)
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

(1)  Filed with our initial Form 10 on January 23, 1989, and incorporated herein by reference.
(2)  Filed with our initial Form 10-KSB for September 30, 2003, and incorporated herein by reference.
(3) Filed herewith.

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

WESTCOTT PRODUCTS CORPORATION

Date:	October 13, 2011	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WESTCOTT PRODUCTS CORPORATION

Date:	October 13, 2011	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	October 13, 2011	By:	/s/Todd Albiston
Todd Albiston
Vice President and Director
Principal Financial Officer