Form 10-Q
period 2011-12-31
WESTCOTT PRODUCTS CORP
filed 2012-01-31
CIK 845819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of January 31, 2012
Common Capital Voting Stock, $0.001 par value per share	1,115,800 shares

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

December 31, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Westcott Products Corporation
(A Development Stage Company)
Condensed Balance Sheets
December 31, 2011 and September 30, 2011

	December 31,	September 30,
	2011	2011
	(Unaudited)	(Audited)
ASSETS

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accounts Payable	$-	$625
Payable to Shareholders	73,917	67,611
Accrued Interest - Related Party	1,617	-
Total Current Liabilities	75,534	68,236
Total Liabilities	75,534	68,236

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value;
zero issued and outstanding	-	-
Common Stock 50,000,000 shares authorized having a
a par value of $.001 per share; 1,115,800 shares
issued and outstanding	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated deficit in development stage	(24,415)	(17,117)
Total Stockholders' Deficit	(75,534)	(68,236)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to condensed financial statements.

Westcott Products Corporation
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended December 31, 2011 and 2010, and
For the Period from Reactivation (October 1999) through December 31, 2011
(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Three	Three	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenues	$-	$-	$-
General and Administrative Expenses	5,681	4,014	79,517
Operating Loss	(5,681)	(4,014)	(79,517)
Other Income (Expense)
Other Income	-	-	56,719
Interest Expense - Related Party	(1,617)	-	(1,617)
Total Other Income (Expense)	(1,617)	-	55,102
Net Loss Before Income Taxes	(7,298)	(4,014)	(24,415)
Current Year Provision for Income Taxes	-	-	-
Net Loss	$(7,298)	$(4,014)	$(24,415)
Basic Loss per Common Share	$(0.01)	$(0.01)	$(0.05)
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	502,788
Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.05)
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	502,788

See accompanying notes to condensed financial statements.

Westcott Products Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended December 31, 2011 and 2010, and
For the Period from Reactivation (October 1999) through December 31, 2011
(Unaudited)

			For the
			Period from
			October 1999
	For the	For the	(date of
	Three Months	Three Months	reactivation)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2011	2010	2011

Cash Flows Used For Operating Activities
Net Loss	$(7,298)	$(4,014)	$(24,415)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock issued for expenses	-	-	600
Increase (decrease) in accounts payable	(625)	1,124	-
Increase (decrease) in shareholder loans	6,306	2,890	73,917
Increase (decrease) in taxes payable	-	-	(56,719)
Increase in accrued interest - related party	1,617	-	1,617
Net Cash (used in) Operating Activities	-	-	(5,000)
Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	15,000
Principal payments on loans	-	-	(10,000)
Net Cash Provided by Financing Activities	-	-	5,000
Net Increase/(Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	-	-	-
Stock issued in exchange for accrued liability/expense	-	-	600

See accompanying notes to condensed financial statements.

Westcott Products Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2011
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The results of operations for the period ended December 31, 2011, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company does not have any assets, nor has it established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable paid in its behalf by a shareholder in the amount of $6,306 during the quarter. The balance due the shareholder is $73,917 as of December 31, 2011. The unsecured loan bears no interest and is due on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended December 31, 2011 and 2010 totaled $1,617 and $0, respectively.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its consolidated results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

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

Results of Operations

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

We had no operations during the quarterly period ended December 31, 2011, nor do we have operations as of the date of this filing.  General and administrative expenses were $5,681 for the December 31, 2011, period, compared to $4,014 for the December 31, 2010, period. General and administrative expenses for the three months ended December 31, 2011, were comprised mainly of accounting, legal, and other operating fees.  The increased general and administrative expenses for the 2011 quarterly period over the 2010 quarterly period was limited to increased compliance fees for filing with the SEC in XBRL.  We had a net loss of $7,298 for the December 31, 2011, period compared to a net loss of $4,014 for the December 31, 2010, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at December 31, 2011. If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended December 31, 2011, expenses and accounts payable were paid by a principal shareholder in the amount of $6,306, and during the quarterly period ended December 31, 2010, additional expenses paid by a principal shareholder totaled $2,890. The aggregate amount of $73,917 is outstanding as of December 31, 2011, is non-interest bearing, unsecured and due on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended December 31, 2011 and 2010 totaled $1,617 and $0, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

WESTCOTT PRODUCTS CORPORATION
(Issuer)

Date:	January 31, 2012	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended this Quarterly Report has also been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	January 31, 2012	By:	/s/Todd Albiston
Todd Albiston
Vice President and Director
Principal Financial Officer