Form 10-K
period 2012-09-30
WESTCOTT PRODUCTS CORP
filed 2012-12-11
CIK 845819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2012

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

The aggregate market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.15) on March 30, 2012, as quoted on the OTCBB of the Financial Industry Regulatory Authority, Inc. (“FINRA”).  There were 618,300 shares of common voting stock held by non-affiliates, valued in the aggregate at $92,745.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of December 11, 2012, the Registrant had 1,115,800 shares of common stock outstanding.

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

Substantial fees are also often paid in connection with the completion of all types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $600,000 or more. These fees are usually divided among promoters, founders, or finders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal shareholders as consideration for their agreement to retire a portion of their shares of our common stock that are owned by them or to provide an indemnification for all of our prior liabilities.  Management may actively negotiate or otherwise consent to the purchase of all or any portion of their shares of common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition.  It is not anticipated that any such opportunity will be afforded to other shareholders or that such other shareholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction.  In the event that any such fees are paid or shares are purchased, these requirements may become a factor in negotiations regarding any potential acquisition or merger by us and, accordingly, may also present a conflict of interest for such individuals. We have no definitive arrangements respecting any of these types of fees or opportunities.  Any of these types of fees that are paid in shares of our common stock will also be subject to the resale limitations embodied in the recent amendments to Rule 144.

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

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2010	High	Low
October 1 – December 31.10		.10
2011
January 3 – March 31.55		.05
April 1 – June 30.55		.15
July 1 – September 30	NONE	NONE
October 1 – December 31	NONE	NONE
2012
January 3 – March 30.15		.15
April 2 – June 29.15		.15
July 2 – September 28.01		.01

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not issue any unregistered securities during the fiscal years ended September 30, 2012, 2011 or 2010.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended September 30, 2012, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During the year ended September 30, 2012, expenses were paid by a principal stockholder in the amount of $12,316.  During the same period in 2011, additional expenses by a principal stockholder totaled $9,558. The aggregate amount of $79,927 outstanding as of September 30, 2012, is unsecured and is due on demand.

Results of Operations

Other than maintaining its good corporate standing in the State of Delaware, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended September 30, 2012, we had a net loss of $19,608, resulting from operations.  During this same period ending September 30, 2011, we had a net loss of $10,183, also resulting from operations. The increase in our net loss from September 30, 2011, to September 30, 2012, is due to the imputed interest expense on the related party loan.  We have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended September 30, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS
September 30, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westcott Products Corporation [a development stage company]

We have audited the accompanying balance sheets of Westcott Products Corporation [a development stage company] as of September 30, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2012 and 2011, and for the period from reactivation [October 1999] through September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westcott Products Corporation [a development stage company] as of September 30, 2012 and 2011, and the results of its operations and cash flows for the years ended September 30, 2012 and 2011, and for the period from reactivation through September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from reactivation through September 30, 2012. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
December 11, 2012

WESTCOTT PRODUCTS CORPORATION
 (A Development Stage Company)
BALANCE SHEETS
September 30, 2012 and 2011

	September 30,	September 30,
	2012	2011

ASSETS

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accounts Payable	$-	$625
Payable to Shareholders	79,927	67,611
Accrued Interest - Related Party	7,917	-
Total Current Liabilities	87,844	68,236
Total Liabilities	87,844	68,236

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value;
zero issued and outstanding	-	-
Common Stock 50,000,000 shares authorized having a
a par value of $.001 per share; 1,115,800 shares
issued and outstanding	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated deficit in development stage	(36,725)	(17,117)
Total Stockholders' Deficit	(87,844)	(68,236)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2012 and 2011 and
For the Period from Reactivation (October 1999) through September 30, 2012

			For the
			Period from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

Revenues	$-	$-	$-
General and Administrative Expenses	11,691	10,183	85,527
Operating Loss	(11,691)	(10,183)	(85,527)
Other Income (Expense)
Other Income	-	-	56,719
Interest Expense - Related Party	(7,917)	-	(7,917)
Total Other Income (Expense)	(7,917)	-	48,802
Net Loss Before Income Taxes	(19,608)	(10,183)	(36,725)
Provision for Income Taxes	-	-	-
Net Loss	$(19,608)	$(10,183)	$(36,725)
Basic Loss per Common Share	$(0.02)	$(0.01)	$(0.07)
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	538,164
Diluted Loss per Common Share	$(0.02)	$(0.01)	$(0.07)
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	538,164

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Reactivation (October 1999) through September 30, 2012

							Deficit	Net
					Additional		Accumulated	Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	in Development	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	Stage	(Deficit)
Balance, October 1, 1999	3,000,000	$30,000	12,527,980	$12,528	$2,758,685	$(2,867,932)	$-	$(66,719)
Effect of reverse split 1 for 250,000			(12,527,356)	(12,527)	12,527			-
Effect of stock dividend accounted for as split 200 for 1			124,176	124	(124)			-
Issued common stock for cash at par, $.001, March 11, 2000			12,000	12	14,988			15,000
Net income for the period ended September 30, 2000							(992)	(992)
Balance, September 30, 2000	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(992)	(52,711)
Net income for the period ended September 30, 2001							(3,181)	(3,181)
Balance, September 30, 2001	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(4,173)	(55,892)
Net income for the period ended September 30, 2002							(2,733)	(2,733)
Balance, September 30, 2002	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(6,906)	(58,625)
Net income for the period ended September 30, 2003							(2,382)	(2,382)
Balance, September 30, 2003	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(9,288)	(61,007)
Net income for the period ended September 30, 2004							(2,170)	(2,170)
Balance, September 30, 2004	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	(11,458)	(63,177)
Net income for the period ended September 30, 2005							52,565	52,565
Balance, September 30, 2005	3,000,000	30,000	136,800	137	2,786,076	(2,867,932)	41,107	(10,612)

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Reactivation (October 1999) through September 30, 2012 - continued

Preferred Stock Converted into Common Stock on 1 for 1 basis (adjusted to post split / dividend amounts)	(1,311,000)	(13,110)	1,000	1	13,109			-
Cancellation of Preferred Shares	(1,311,000)	(13,110)			13,110			-
Net income for the period ended September 30, 2006							(11,386)	(11,386)
Balance, September 30, 2006	378,000	3,780	137,800	138	2,812,295	(2,867,932)	29,721	(21,998)
Common Shares issued for services			600,000	600				600
Net income for the period ended September 30, 2007							(14,396)	(14,396)
Balance, September 30, 2007	378,000	3,780	737,800	738	2,812,295	(2,867,932)	15,325	(35,794)
Conversion of Series A Convertible Preferred stock into like number of Common Shares	(378,000)	(3,780)	378,000	378	3,402			-
Net income for the period ended September 30, 2008							(8,433)	(8,433)
Balance, September 30, 2008	-	-	1,115,800	1,116	2,815,697	(2,867,932)	6,892	(44,227)
Net income for the period ended September 30, 2009							(6,760)	(6,760)
Balance, September 30, 2009	-	-	1,115,800	1,116	2,815,697	(2,867,932)	132	(50,987)
Net income for the period ended September 30, 2010							(7,066)	(7,066)
Balance, September 30, 2010	-	-	1,115,800	1,116	2,815,697	(2,867,932)	(6,934)	(58,053)
Net income for the period ended September 30, 2011							(10,183)	(10,183)
Balance, September 30, 2011	-	-	1,115,800	1,116	2,815,697	(2,867,932)	(17,117)	(68,236)
Net income for the period ended September 30, 2012							(19,608)	(19,608)
Balance, September 30, 2012	-	$-	1,115,800	$1,116	$2,815,697	$(2,867,932)	$(36,725)	$(87,844)

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2012 and 2010 and
for the Period from Reactivation (October 1999) through September 30, 2012

			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2012	2011	2012

Cash Flows Used For Operating Activities
Net Loss	$(19,608)	$(10,183)	$(36,725)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock issued for expenses	-	-	600
Increase (decrease) in accounts payable	(625)	625	-
Increase (decrease) in shareholder loans	12,316	9,558	79,927
Increase (decrease) in taxes payable	-	-	(56,719)
Increase in accrued interest - related party	7,917	-	7,917
Net Cash (used in) Operating Activities	-	-	(5,000)
Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	15,000
Principal payments on loans	-	-	(10,000)
Net Cash Provided by Financing Activities	-	-	5,000
Net Increase/(Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	-	-	-
Stock issued in exchange for accrued liability/expense	-	-	600

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
 (A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

(b) Statement of Cash Flows

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  During the year ending September 30, 2012 the Company did not have non-cash investing or financing activities.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of September 30, 2012 and 2011, no income tax expense had been incurred.

(d) Net Loss Per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to common stock equivalents.  The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

			For the Period from
	For the	For the	October 1999
	Year Ended	Year Ended	(date of reactivation)
	September 30,	September 30,	through
	2012	2011	September 30, 2012
Shares used in Basic per Share Amounts:
Weighted average common shares outstanding	1,115,800	1,115,800	538,164
Shares used in Diluted per Share amounts:
Effect of diluted securities	—	—	—
Diluted Weighted Average Common Shares Outstanding	1,115,800	1,115,800	538,164

Anti-dilutive Weighted Average Common Shares Outstanding	—	—	—

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of September 30, 2012 and 2011.

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

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company is a development stage enterprise, has sustained a loss from operations since reactivation of $85,527 and has had negative cash flows from operating activities during the period from reactivation [October 1999] through September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations. If management is unsuccessful in these efforts, discontinuance of operations is possible.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended September 30, 2012 and 2011, the Company borrowed $12,316 and $9,558, respectively from a related party investor to pay operating expenses.  The balance of the loan as of September 30, 2012 and 2011 is $79,927 and $67,611, respectively. The loan is non-interest bearing. unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum. Imputed interest expense for the year ended September 30, 2012 totaled $7,917.

NOTE 4 EQUITY

In October of 1999, the Company began raising money in an effort to reactivate. On March 11, 2000, the Company issued 12,000 shares of common stock at $1.25 per share for $15,000 cash.

On or about September 28, 2006, the Company’s largest Series A Preferred shareholder converted 1,311,000 Preferred Shares into 1,000 shares of our Common Stock and has cancelled another 1,311,000 Series A Preferred Shares leaving his then preferred holdings at 28,000 shares and the total number of outstanding Series A Preferred Shares at 378,000. The preferred shares were convertible into common stock on a one for one basis at the option of the holder.  The preferred shares carried a liquidation preference of one dollar per share.  In the event of liquidation, any excess proceeds would be paid to common shareholders.  In the event of liquidation with which there is a deficit in the amounts payable, preferred shareholders will share ratably in any distribution.  Each preferred share has one (1) vote and votes as a class with common shares.

On or about November 28, 2006, the Company filed a Definitive Information Statement on Form 14C, whereby the Company amended its Articles of Incorporation with the State of Delaware and issued common stock to the members of our Board of Directors for compensation of services. The Amended Articles of Incorporation were unanimously adopted by our Board of Directors and certain shareholders owning 17,211,000 shares of our common stock or approximately 59.7% of our outstanding voting securities to effect a re-capitalization of our outstanding common stock in the form of a pro rata 250,000 for one reverse split and an immediate 200 for one pro rata dividend of our outstanding common stock. The reverse split and stock dividend were given retroactive treatment in these financial statements.

On or about December 7, 2006, the Board of Directors authorized the issuance of a total of 2,600 shares (2,800 shares were originally issued but 200 were subsequently returned) of our common stock to reconcile our transfer records with certificates presented by The Depository Trust Co.

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

NOTE 6 INCOME TAXES

The provision for income taxes consists of the following:

	2012	2011
Current tax	$—	$—
Deferred tax benefit	(2,941)	(1,528)
Benefits of operating loss carryforwards	2,941	1,528
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of September 30, 2012.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$93,445	$14,017	15%
Valuation Allowance		(14,017)
Deferred Tax Asset – 9/30/2012		$—

During the years ended September 30, 2012 and 2011, the valuation allowance increased $2,941 and $1,528, respectively.

The Company has the following operating loss carry forwards available at September 30, 2012:

Operating Losses
Expires	Amount
2020	992
2021	3,182
2022	2,733
2023	2,382
2024	2,170
2025	4,154
2026	11,386
2027	14,396
2028	8,433
2029	6,760
2030	7,066
2031	10,183
2032	19,608

Reconciliation between income taxes at the statutory tax rate (15%) and the actual income tax provision for continuing operations follows:

	2012	2011
Expected Tax Provision	$(2,941)	$(1,528)
Effect of:
Increase in Valuation Allowance	2,941	1,528
Actual Tax Provision	$—	$—

Uncertain Tax Positions

The Company adopted the provisions of ASC 740 on October 1, 2007.  As a result of this adoption, the Company has evaluated its uncertain tax positions as required by ASC 740 and determined that any required adjustments would not have a material impact on the Company’s balance sheet, income statement, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for the years ending September 30, 2012 and 2011 is presented in the table below:

	2012	2011
Beginning balance	$-	$-
Additions based on tax positions related to the current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending balance	$-	$-

All years prior to 2009 are closed by expiration of the statute of limitations.  The tax year ended September 30, 2009, will close by expiration of the statute of limitations in December 2012.  The years ended September 30, 2009, 2010, 2011 and 2012 are open for examination.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Our management, with the participation of our President (CEO) and Vice President (acting CFO), evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, our President and Vice President concluded that our disclosure controls and procedures as of the end of the period covered by the Annual Report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President and Vice President, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of September 30, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2012.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	54	President & Director	March 2000
Todd Albiston	54	Vice President & Director	March 2000

Background and Business Experience

Wayne Bassham, our President is 54 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past twenty-two years. Mr. Bassham is the President and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.  Mr. Bassham is the Secretary/Treasurer and a director of Northsight Capital, Inc., which has also been deemed to be a blank check company.

Todd Albiston, our Vice President is 54 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past nine years. For the preceding seventeen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.  Mr. Albiston is the Secretary/Treasurer and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Other Public Companies

Wayne Bassham is the President and a director of Bear Lake Recreation, Inc., a Nevada company (“Bear Lake”), which has been deemed a blank check company, and which files reports with the SEC under Section 13 of the Exchange Act.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended September 30, 2012, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our officers and directors (including Ken Faulkner who resigned in August, 2008) received an aggregate of 600,000 shares (200,000 shares each) for services valued at $200 each on September 28, 2006, and none for the years ended September 30, 2012, 2011, 2010, and 2009.  These shares were valued at $0.001 per share.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqual-ified Deferred Compen-sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	09/30/12	0	0	0	0	0	0	0	0
President, Director	09/30/11	0	0	0	0	0	0	0	0
	09/30/10	0	0	0	0	0	0	0	0

Todd Albiston	09/30/12	0	0	0	0	0	0	0	0
Vice President,	09/30/11	0	0	0	0	0	0	0	0
Director	09/30/10	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended September 30, 2012.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of December 11, 2012.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,115,800 shares of common stock outstanding at that date.

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

During the years ended September 30, 2012 and 2011, we borrowed $12,316 and $9,558, respectively from a related party investor, Jenson Services, Inc., a shareholder, to pay operating expenses.  Thomas J. Howells, a stockholder owning in excess of 5% of our outstanding voting securities, is a director and an executive officer of Jenson Services, Inc. The loan is non-interest bearing. However, the Company imputes interest on the loan at 10% per annum. Imputed interest expense for the year ended September 30, 2012, totaled $7,917. The loan is unsecured and payable on demand. The balance of the loan as of September 30, 2012, and 2011, is $79,927 and $67,611, respectively.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2012 and 2011:

Fee Category	2012	2011
Audit Fees	$6,350	$5,950
Audit-related Fees	$0	$0
Tax Fees	$380	$0
All Other Fees	$0	$0
Total Fees	$6,730	$5,950

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended September 30, 2012 contained in Item 8 above which are incorporated herein by this reference.

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

WESTCOTT PRODUCTS CORPORATION

Date:	December 11, 2012	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WESTCOTT PRODUCTS CORPORATION

Date:	December 11, 2012	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	December 11, 2012	By:	/s/Todd Albiston
Todd Albiston
Vice President and Director
Principal Financial Officer