Form 10-Q
period 2013-03-31
WESTCOTT PRODUCTS CORP
filed 2013-04-26
CIK 845819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 26, 2013
Common Capital Voting Stock, $0.001 par value per share	1,115,800 shares

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

March 31, 2013
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Westcott Products Corporation
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2013 and September 30, 2012
(Unaudited)

	March 31,	September 30,
	2013	2012

ASSETS

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accounts Payable	$-	$-
Payable to Shareholders	87,377	79,927
Accrued Interest - Related Party	12,558	7,917
Total Current Liabilities	99,935	87,844
Total Liabilities	99,935	87,844

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value;
zero issued and outstanding	-	-
Common Stock 50,000,000 shares authorized having a
a par value of $.001 per share; 1,115,800 shares
issued and outstanding	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated deficit in development stage	(48,816)	(36,725)
Total Stockholders' Deficit	(99,935)	(87,844)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to condensed financial statements.

Westcott Products Corporation
 (A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2013 and 2012, and
For the Period from Reactivation (October 1999) through March 31, 2013
(Unaudited)

					For the
					Period from
	For the	For the	For the	For the	October 1999
	Three	Three	Six	Six	(date of
	Months	Months	Months	Months	reactivation)
	Ended	Ended	Ended	Ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-
General and Administrative Expenses	2,300	1,830	7,450	7,511	92,977
Operating Loss	(2,300)	(1,830)	(7,450)	(7,511)	(92,977)
Other Income (Expense)
Other Income	-	-	-	-	56,719
Interest Expense - Related Party	(2,393)	(2,018)	(4,641)	(3,635)	(12,558)
Total Other Income (Expense)	(2,393)	(2,018)	(4,641)	(3,635)	44,161
Net Loss Before Income Taxes	(4,693)	(3,848)	(12,091)	(11,146)	(48,816)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$(4,693)	$(3,848)	$(12,091)	$(11,146)	$(48,816)
Basic Loss per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.09)
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	1,115,800	1,115,800	559,488
Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.09)
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	1,115,800	1,115,800	559,488

See accompanying notes to condensed financial statements.

Westcott Products Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2013 and 2012, and
For the Period from Reactivation (October 1999) through March 31, 2013
(Unaudited)

			For the
			Period from
			October 1999
	For the	For the	(date of
	Six Months	Six Months	reactivation)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2013	2012	2013

Cash Flows Used For Operating Activities
Net Loss	$(12,091)	$(11,146)	$(48,816)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock issued for expenses	-	-	600
Increase (decrease) in accounts payable	-	(625)	-
Increase (decrease) in shareholder loans	7,450	8,136	87,377
Increase (decrease) in taxes payable	-	-	(56,719)
Increase in accrued interest - related party	4,641	3,635	12,558
Net Cash (used in) Operating Activities	-	-	(5,000)
Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	15,000
Principal payments on loans	-	-	(10,000)
Net Cash Provided by Financing Activities	-	-	5,000
Net Increase/(Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	-	-	-
Stock issued in exchange for accrued liability/expense	-	-	600

See accompanying notes to condensed financial statements.

Westcott Products Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2013
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The results of operations for the period ended March 31, 2013, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable paid in its behalf by a shareholder in the amount of $4,070 during the quarter. The balance due the shareholder is $87,377 as of March 31, 2013. The unsecured loan bears no interest and is due on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended March 31, 2013 and 2012 totaled $2,393 and $2,018, respectively.

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

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

We had no operations during the quarterly period ended March 31, 2013, nor do we have operations as of the date of this filing.  General and administrative expenses were $2,300 for the March 31, 2013, period, compared to $1,830 for the March 31, 2012, period. General and administrative expenses for the three months ended March 31, 2013, were comprised mainly of accounting and other operating fees.  The increased general and administrative expenses for the 2013 quarterly period over the 2012 quarterly period was limited to increased operating expenses.  We had a net loss of $4,693 for the March 31, 2013, period compared to a net loss of $3,848 for the March 31, 2012, period.  The increase in the net loss for the March 31, 2013, period over the 2012 period is due to the increase in operating and interest expenses.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

We had no operations during the six month period ended March 31, 2013, nor do we have operations as of the date of this filing.  General and administrative expenses were $7,450 for the March 31, 2013, period compared to $7,511 for the March 31, 2012, period.  General and administrative expenses for the six months ended March 31, 2013, were comprised mainly of accounting and operating fees.  We had a net loss of $12,091 for the March 31, 2013, period compared to a net loss of $11,146 for the March 31, 2012, period.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at March 31, 2013.  If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2013, expenses and accounts payable were paid by a principal shareholder in the amount of $4,070, and during the quarterly period ended March 31, 2012, additional expenses paid by a principal shareholder totaled $1,830. The aggregate amount of $87,377 is outstanding as of March 31, 2013, is non-interest bearing, unsecured and due on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended March 31, 2013, and 2012, totaled $2,393 and $2,018, respectively.  Because we have not identified any acquisition or venture, it is impossible to predict the amount of any such loan.

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

WESTCOTT PRODUCTS CORPORATION

Date:	April 26, 2013	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WESTCOTT PRODUCTS CORPORATION

Date:	April 26, 2013	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	April 26, 2013	By:	/s/Todd Albiston
Todd Albiston
Vice President and Director
Principal Financial Officer