Form 10-K
period 2013-09-30
WESTCOTT PRODUCTS CORP
filed 2013-11-27
CIK 845819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended September 30, 2013

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

The aggregate market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.0015) on March 28, 2013, as quoted on the OTCBB of the Financial Industry Regulatory Authority, Inc. (“FINRA”).  There were 618,300 shares of common voting stock held by non-affiliates, valued in the aggregate at $927.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of November 27, 2013, the Registrant had 1,115,800 shares of common stock outstanding.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2011	High	Low
October 1 – December 31	NONE	NONE
2012
January 3 – March 30.15		.15
April 2 – June 29.15		.15
July 2 – September 28.01		.01
October 1 – December 31.0015		.0015
2013
January 2 – March 28.0015		.0015
April 1 – June 28.01		.0021
July 1 – September 30.01		.01

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not issue any unregistered securities during the fiscal years ended September 30, 2013, 2012 or 2011.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the fiscal year ended September 30, 2013, from the sale of registered securities.

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

Liquidity and Capital Resources

We have no cash or cash equivalents on hand. If additional funds are required, such funds may be advanced by management or stockholders as loans to us. During the year ended September 30, 2013, expenses were paid by a principal stockholder in the amount of $12,337.  During the same period in 2012, additional expenses by a principal stockholder totaled $12,316. The aggregate amount of $92,264 outstanding as of September 30, 2013, is unsecured and is due on demand.

Results of Operations

Other than maintaining its good corporate standing in the State of Delaware, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit us and our stockholders, we have had no material business operations in the two most recent calendar years.

During the year ended September 30, 2013, we had a net loss of $22,220, resulting from operations.  During this same period ending September 30, 2012, we had a net loss of $19,608, also resulting from operations. The increase in our net loss from September 30, 2012, to September 30, 2013, is due to the imputed interest expense on the related party loan and increased XBRL filing expenses.  We have received no revenues in either of our two most recent calendar years. See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended September 30, 2013.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)

FINANCIAL STATEMENTS
September 30, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Westcott Products Corporation [a development stage company]

We have audited the accompanying balance sheets of Westcott Products Corporation [a development stage company] as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2013 and 2012, and for the period from reactivation [October 1999] through September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Westcott Products Corporation [a development stage company] as of September 30, 2013 and 2012, and the results of its operations and cash flows for the years ended September 30, 2013 and 2012, and for the period from reactivation through September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred a loss from operations and negative operating cash flows during the period from reactivation through September 30, 2013. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC
Mantyla McReynolds, LLC
Salt Lake City, Utah
November 27, 2013

WESTCOTT PRODUCTS CORPORATION
 (A Development Stage Company)
BALANCE SHEETS
September 30, 2013 and 2012

	September 30,	September 30,
	2013	2012

ASSETS

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accounts Payable	$-	$-
Payable to Shareholders	92,264	79,927
Accrued Interest - Related Party	17,800	7,917
Total Current Liabilities	110,064	87,844
Total Liabilities	110,064	87,844

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value;
zero issued and outstanding	-	-
Common Stock 50,000,000 shares authorized having a
a par value of $.001 per share; 1,115,800 shares
issued and outstanding	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated deficit in development stage	(58,945)	(36,725)
Total Stockholders' Deficit	(110,064)	(87,844)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2013 and 2012 and
For the Period from Reactivation (October 1999) through September 30, 2013

			For the
			Period from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

Revenues	$-	$-	$-
General and Administrative Expenses	12,337	11,691	97,864
Operating Loss	(12,337)	(11,691)	(97,864)
Other Income (Expense)
Other Income	-	-	56,719
Interest Expense - Related Party	(9,883)	(7,917)	(17,800)
Total Other Income (Expense)	(9,833)	(7,917)	38,919
Net Loss Before Income Taxes	(22,220)	(19,608)	(58,945)
Provision for Income Taxes	-	-	-
Net Loss	$(22,220)	$(19,608)	$(58,945)
Basic Loss per Common Share	$(0.02)	$(0.02)	$(0.10)
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	579,399
Diluted Loss per Common Share	$(0.02)	$(0.02)	$(0.10)
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	579,399

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Reactivation (October 1999) through September 30, 2013

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
For the Period from Reactivation (October 1999) through September 30, 2013
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

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from Reactivation (October 1999) through September 30, 2013
(continued)

							Deficit
							Accumulated	Net
					Additional		in	Stockholders'
	Preferred	Preferred	Common	Common	Paid-in	Accumulated	Development	Equity
	Shares	Stock	Shares	Stock	Capital	Deficit	Stage	(Deficit)
Net income for the period ended September 30, 2012							(19,608)	(19,608)
Balance, September 30, 2012	-	$-	1,115,800	$1,116	$2,815,697	$(2,867,932)	$(36,725)	$(87,844)
Net income for the period ended September 30, 2013							(22,220)	(22,220)
Balance, September 30, 2013	-	$-	1,115,800	$1,116	$2,815,697	$(2,867,932)	$(58,945)	$(110,064)

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
 (A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2013 and 2012 and
for the Period from Reactivation (October 1999) through September 30, 2013

			For the
			Period from
			October 1999
	For the	For the	(date of
	Year	Year	reactivation)
	Ended	Ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013

Cash Flows Used For Operating Activities
Net Loss	$(22,220)	$(19,608)	$(58,945)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock issued for expenses	-	-	600
Increase (decrease) in accounts payable	-	(625)	-
Increase (decrease) in shareholder loans	12,337	12,316	92,264
Increase (decrease) in taxes payable	-	-	(56,719)
Increase in accrued interest - related party	9,883	7,917	17,800
Net Cash (used in) Operating Activities	-	-	(5,000)
Cash Flows from Financing Activity
Proceeds from issuance of common stock	-	-	15,000
Principal payments on loans	-	-	(10,000)
Net Cash Provided by Financing Activities	-	-	5,000
Net Increase/(Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	-	-	-
Stock issued in exchange for accrued liability/expense	-	-	600

See accompanying notes to financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2013

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

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America.  The following summarizes the more significant of such policies:

(b) Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  During the year ending September 30, 2013 the Company did not have non-cash investing or financing activities.

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

We classify tax-related penalties and net interest on income taxes as income tax expense. As of September 30, 2013 and 2012, no income tax expense had been incurred.

(d) Net Loss Per Common Share – Basic and Diluted

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to common stock equivalents.   Common stock equivalents have been excluded from the diluted loss per share as their inclusion would be anti-dilutive.  The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

			For the Period from
	For the	For the	October 1999
	Year Ended	Year Ended	(date of reactivation)
	September 30,	September 30,	through
	2013	2012	September 30, 2013
Shares used in Basic per Share Amounts:
Weighted average common shares outstanding	1,115,800	1,115,800	579,399
Shares used in Diluted per Share amounts:
Effect of diluted securities	—	—	—
Diluted Weighted Average Common Shares Outstanding	1,115,800	1,115,800	579,399

Anti-dilutive Weighted Average Common Shares Outstanding	—	—	—

(e) Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of September 30, 2013 and 2012.

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

NOTE 2 LIQUIDITY AND GOING CONCERN

The Company is a development stage enterprise, has sustained a loss from operations since reactivation of $97,864 and has had negative cash flows from operating activities during the period from reactivation [October 1999] through September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include finding a well-capitalized merger candidate to recommence its operations. If management is unsuccessful in these efforts, discontinuance of operations is possible.

NOTE 3 RELATED PARTY TRANSACTION

During the years ended September 30, 2013 and 2012, the Company borrowed $12,337 and $12,316, respectively from a related party investor to pay operating expenses.  The balance of the loan as of September 30, 2013 and 2012 is $92,264 and $79,927, respectively. The loan is non-interest bearing, unsecured and payable on demand. However, the Company imputes interest on the loan at 10% per annum. Imputed interest expense for the years ended September 30, 2013 and 2012 totaled $9,883 and $7,917.

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

NOTE 6 INCOME TAXES

The provision for income taxes consists of the following:

	2013	2012
Current tax	$—	$—
Deferred tax benefit	(3,333)	(2,941)
Benefits of operating loss carryforwards	3,333	2,941
Provision for Income Tax	$—	$—

Below is a summary of deferred tax asset calculations on net operating loss carry forward amounts as of September 30, 2013.  Currently there is no reasonable assurance that the Company will be able to take advantage of a deferred tax asset. Thus, an offsetting allowance has been established for the deferred asset.

Description	NOL Balance	Tax	Rate
Net Operating Loss	$115,665	$17,350	15%
Valuation Allowance		(17,350)
Deferred Tax Asset – 9/30/2013		$—

During the years ended September 30, 2013 and 2012, the valuation allowance increased $3,333 and $2,941, respectively.

The Company has the following operating loss carry forwards available at September 30, 2013:

Operating Losses
Expires	Amount
2020	992
2021	3,182
2022	2,733
2023	2,382
2024	2,170
2025	4,154
2026	11,386
2027	14,396
2028	8,433
2029	6,760
2030	7,066
2031	10,183
2032	19,608
2033	22,220

Reconciliation between income taxes at the statutory tax rate (15%) and the actual income tax provision (benefit) for continuing operations follows:

	2013	2012
Expected Tax Benefit	$(3,333)	$(2,941)
Effect of:
Increase in Valuation Allowance	3,333	2,941
Actual Tax Benefit	$—	$—

Uncertain Tax Positions

The Company has evaluated its uncertain tax positions as required by ASC 740 and determined that any required adjustments would not have a material impact on the Company’s balance sheet, statement of operations, or statement of cash flows.

A reconciliation of our unrecognized tax benefits for the years ending September 30, 2013 and 2012 is presented in the table below:

	2013	2012
Beginning balance	$-	-
Additions based on tax positions related to the current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending balance	$-	-

All years prior to 2010 are closed by expiration of the statute of limitations.  The tax year ended September 30, 2010, will close by expiration of the statute of limitations in December 2013.  The years ended September 30,  2010, 2011, 2012 and 2013 are open for examination.

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

Our management, with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2013.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based on this evaluation, our management, with the participation of the principal executive officer and principal financial officer, concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2013.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Wayne Bassham	55	President & Director	March 2000
Todd Albiston	55	Vice President & Director	March 2000

Background and Business Experience

Wayne Bassham, our President is 55 years of age. He has been employed as a manager for Harley-Davidson of Salt Lake City for the past twenty-three years. Mr. Bassham is the President and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.  Mr. Bassham is the Secretary/Treasurer and a director of Northsight Capital, Inc., which has also been deemed to be a blank check company.

Todd Albiston, our Vice President is 55 years of age. Mr. Albiston has been employed as an account manager for Physician Sales and Service, Inc. for the past ten years. For the preceding seventeen years, Mr. Albiston was an account manager for Cardinal Medical Corporation, a medical device company.  Mr. Albiston is the Secretary/Treasurer and a director of Bear Lake Recreation, Inc., a Nevada company, which has been deemed a blank check company.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended September 30, 2013, the following were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our officers and directors (including Ken Faulkner who resigned in August, 2008) received an aggregate of 600,000 shares (200,000 shares each) for services valued at $200 each on September 28, 2006, and none for the years ended September 30, 2013, 2012, 2011, and 2010.  These shares were valued at $0.001 per share.

SUMMARY COMPENSATION TABLE

Name and Principle Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen- sation ($)	All Other Compen- sation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Wayne Bassham	09/30/13	0	0	0	0	0	0	0	0
President, Director	09/30/12	0	0	0	0	0	0	0	0
	09/30/11	0	0	0	0	0	0	0	0

Todd Albiston	09/30/13	0	0	0	0	0	0	0	0
Vice President,	09/30/12	0	0	0	0	0	0	0	0
Director	09/30/11	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None; not applicable.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the year ended September 30, 2013.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of November 15, 2013.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,115,800 shares of common stock outstanding at that date.

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

During the years ended September 30, 2013 and 2012, we borrowed $12,337 and $12,316, respectively from a related party investor, Jenson Services, Inc., a shareholder, to pay operating expenses.  Thomas J. Howells, a stockholder owning in excess of 5% of our outstanding voting securities, is a director and an executive officer of Jenson Services, Inc. The loan is non-interest bearing. However, the Company imputes interest on the loan at 10% per annum. Imputed interest expense for the year ended September 30, 2013, totaled $9,883. The loan is unsecured and payable on demand. The balance of the loan as of September 30, 2013, and 2012, is $92,264 and $79,927, respectively.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended September 30, 2013 and 2012:

Fee Category	2013	2012
Audit Fees	$6,150	$6,350
Audit-related Fees	$0	$0
Tax Fees	$450	$380
All Other Fees	$0	$0
Total Fees	$6,600	$6,730

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the year ended September 30, 2013 contained in Item 8 above which are incorporated herein by this reference.

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

WESTCOTT PRODUCTS CORPORATION

Date:	November 27, 2013	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WESTCOTT PRODUCTS CORPORATION

Date:	November 27, 2013	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	November 27, 2013	By:	/s/Todd Albiston
Todd Albiston
Vice President and Director
Principal Financial Officer