Form 10-Q
period 2013-12-31
WESTCOTT PRODUCTS CORP
filed 2014-02-14
CIK 845819

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of February 14, 2014
Common Capital Voting Stock, $0.001 par value per share	1,115,800 shares

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

December 31, 2013
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Westcott Products Corporation
(A Development Stage Company)
Condensed Balance Sheets
December 31, 2013 and September 30, 2013
(Unaudited)

	December 31,	September 30,
	2013	2013

ASSETS

Assets
Current Assets
Cash	$-	$-
Total Current Assets	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accounts Payable	$2,620	$-
Payable to Shareholders	93,944	92,264
Accrued Interest - Related Party	20,623	17,800
Total Current Liabilities	117,187	110,064
Total Liabilities	117,187	110,064

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value;
zero issued and outstanding	-	-
Common Stock 50,000,000 shares authorized having a
a par value of $.001 per share; 1,115,800 shares
issued and outstanding	1,116	1,116
Additional Paid-in Capital	2,815,697	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated deficit in development stage	(66,068)	(58,945)
Total Stockholders' Deficit	(117,187)	(110,064)
Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to condensed financial statements.

Westcott Products Corporation
 (A Development Stage Company)
Condensed Statements of Operations
For the Three Months Ended December 31, 2013 and 2012, and
For the Period from Reactivation (October 1999) through December 31, 2013
(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Three	Three	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013

Revenues	$-	$-	$-
General and Administrative Expenses	4,300	5,150	102,164
Operating Loss	(4,300)	(5,150)	(102,164)
Other Income (Expense)
Other Income	-	-	56,719
Interest Expense - Related Party	(2,823)	(2,248)	(20,623)
Total Other Income (Expense)	(2,823)	(2,248)	36,096
Net Loss Before Income Taxes	(7,123)	(7,398)	(66,068)
Provision for Income Taxes	-	-	-
Net Loss	$(7,123)	$(7,398)	$(66,068)
Basic Loss per Common Share	$(0.01)	$(0.01)	$(0.11)
Basic Weighted Average Shares Outstanding	1,115,800	1,115,800	588,880
Diluted Loss per Common Share	$(0.01)	$(0.01)	$(0.11)
Diluted Weighted Average Shares Outstanding	1,115,800	1,115,800	588,880

See accompanying notes to condensed financial statements.

Westcott Products Corporation
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Three Months Ended December 31, 2013 and 2012, and
For the Period from Reactivation (October 1999) through December 31, 2013
(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Three	Three	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	December 31,	December 31,	December 31,
	2013	2012	2013

Cash Flows from Operating Activities
Net Loss	$(7,123)	$(7,398)	$(66,068)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Stock issued for expenses	-	-	600
Increase in accounts payable	2,620	1,770	2,620
Increase in shareholder loans	1,680	3,380	93,944
Decrease in taxes payable	-	-	(56,719)
Increase in accrued interest - related party	2,823	2,248	20,623
Net Cash from Operating Activities	-	-	(5,000)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	15,000
Principal payments on loans	-	-	(10,000)
Net Cash from Financing Activities	-	-	5,000
Net Increase/(Decrease) in Cash	-	-	-
Beginning Cash Balance	-	-	-
Ending Cash Balance	$-	$-	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	-	-	-
Stock issued in exchange for accrued liability/expense	-	-	600

See accompanying notes to condensed financial statements.

Westcott Products Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
December 31, 2013
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. The results of operations for the period ended December 31, 2013, are not necessarily indicative of the operating results for the full year.

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

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable paid in its behalf by a shareholder in the amount of $1,680 during the quarter. The balance due the shareholder is $93,944 as of December 31, 2013. The unsecured loan bears no interest and is due on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended December 31, 2013 and 2012 totaled $2,823 and $2,248, respectively.

NOTE 4 RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

NOTE 5 SUBSEQUENT EVENT

On or about February 10, 2014, the Company agreed to issue 1,384,200 shares of common stock of the Company, comprised of “restricted securities” defined in Rule 144.  200,000 of the shares will be issued for debt cancellation and the remaining shares will be issued for cash, all at $0.01 per share.

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

Results of Operations

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

We had no operations during the quarterly period ended December 31, 2013, nor do we have operations as of the date of this filing.  General and administrative expenses were $4,300 for the December 31, 2013, period, compared to $5,150 for the December 31, 2012, period. General and administrative expenses for the three months ended December 31, 2013, were comprised mainly of accounting, transfer and other operating fees.  The decrease in general and administrative expenses for the 2013 quarterly period over the 2012 quarterly period was limited to decreased operating expenses.  We had a net loss of $7,123 for the December 31, 2013, period compared to a net loss of $7,398 for the December 31, 2012, period.  The decrease in the net loss for the December 13, 2013, period over the 2012 period is due to decreased operating expenses.

Liquidity and Capital Requirements

We had no cash or cash equivalents on hand at December 31, 2013.  If additional funds are required, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended December 31, 2013, expenses and accounts payable were paid by a principal shareholder in the amount of $1,680, and during the quarterly period ended December 31, 2012, additional expenses paid by a principal shareholder totaled $3,380. The aggregate amount of $93,944 is outstanding as of December 31, 2013, is non-interest bearing, unsecured and due on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended December 31, 2013, and 2012, totaled $2,823 and $2,248, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or about February 10, 2014, at a special meeting of our Board of Directors, we agreed to issue 1,384,200 shares of our common stock comprised of “restricted securities” as defined in SEC Rule 144.  200,000 of these shares will be issued for debt cancellation and the remaining shares will be issued for cash, all at $0.01 per share.

We issued all of these securities to persons who were “accredited investors” as that term is defined in  Rule 501 of Regulation D of the SEC; and each such person had prior access to all material information about us prior to the offer and sale of these securities. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act, pursuant to Sections 4(a)(2) thereof, and Rule 506(b) of Regulation D of the SEC.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

We have no mining activities.

Item 5. Other Information

At our special meeting of our Board of Directors held on February 10, 2014, our Board of Directors unanimously resolved to elect Everett Will Gray II  to serve:  (i) as a director of the Company, to serve until the next annual meeting of our stockholders or his prior resignation or termination; and (ii) as the Secretary of the Company, to serve until the next annual meeting of our Board of Directors or his prior resignation or termination.

My Gray is 38 years old.   He is a seasoned oil executive who has operated in excess 300 or more wells within Southeastern New Mexico and West Texas since 2008.  During this time as an operator, Mr. Gray was directly responsible for oversight of all facets of operations in addition to managing both executive and field personnel.  Mr. Gray is proficient in the planning, implementation and oversight of capital expenditure programs; the preparation of  in-house reserves, the establishment and working with various 3rd party reserve engineering firms; production analysis; regulatory compliance with both state and federal agencies; the preparation of monthly and quarterly statements; sourcing and managing commercial and mezzanine credit facilities; business development; joint interest billing; and lease operating statement analysis.

Mr. Gray was Chairman and CEO of Cross Border Resources, Inc. (“Cross Border”) (formerly Doral Energy Corp.) from December 10, 2008, to May 31, 2012.  While serving as the Chairman and CEO of Cross Border, Mr. Gray arranged for over $80MM in credit facilities, in addition to accessing capital markets in order to meet drilling demands.  He has also been solely responsible for $73MM in A&D transactions since 2008 comprising a mix of both operated and non-operated assets within the Permian Basin.

After Mr. Gray’s departure from Cross Border on May 31, 2012, he was recruited by Mr. J.P. Bryan to serve as Executive Vice President and head of Capital Markets and Business Development for Resaca Exploitation, a Torch Energy portfolio company headquartered in Houston, Texas.  While serving in this capacity, Mr. Gray was responsible for oversight of field personnel, oversight and analysis of lease operating statements, preparing and implementing monthly budget expenditures, in addition to communication of corporate matters to institutional investors.  Mr. Gray reported directly to Mr. J.P. Bryan, Resaca’s Chairman and Chief Executive Officer.  Mr. Gray resigned from Resaca Exploitation on December 14, 2012, to pursue other personal interests.

Mr. Gray received his B.S. in Business Management from Texas State University in 1998. While attending Texas State University, Mr. Gray was a member of the Men’s Varsity Golf Team, earning Southland Conference All-Academic Honors, as well as being a member of the 1997 Southland Conference Golf Championship Team.

Mr. Gray does not have any family relationship with any of the Company’s other directors, executive officers or nominees to serve in any such position.

There were no material transactions, or series of similar transactions, during our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years and in which Mr. Gray or any member of his immediate family had an interest.

There are no compensatory arrangements for Mr. Gray’s service as a director or officer of the Company.

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

WESTCOTT PRODUCTS CORPORATION

Date:	February 14, 2014	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WESTCOTT PRODUCTS CORPORATION

Date:	February 14, 2014	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	February 14, 2014	By:	/s/Todd Albiston
Todd Albiston
Vice President and Director
Principal Financial Officer