Form 10-Q
period 2014-03-31
WESTCOTT PRODUCTS CORP
filed 2014-05-15
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 13, 2014
Common Capital Voting Stock, $0.001 par value per share	2,500,000 shares

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

March 31, 2014

C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
Condensed Balance Sheets
March 31, 2014 and September 30, 2013
(Unaudited)

	March 31,	September 30,
	2014	2013

ASSETS

Assets
Current Assets
Cash	$ 6,755	$ -
Total Current Assets	6,755	-
Total Assets	$ 6,755	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
Current Liabilities:
Accounts Payable	$ -	$ -
Payable to Shareholders	94,291	92,264
Accrued Interest - Related Party	23,485	17,800
Total Current Liabilities	117,776	110,064
Total Liabilities	117,776	110,064

Stockholders' Deficit
Preferred Stock 50,000,000 shares authorized having
a par value of $.01, $1.00 liquidation value;
zero issued and outstanding	-	-
Common Stock 50,000,000 shares authorized having
a par value of $.001 per share; 2,500,000 and
1,115,800 shares issued and outstanding,
respectively	2,500	1,116
Additional Paid-in Capital	2,828,155	2,815,697
Accumulated Deficit	(2,867,932)	(2,867,932)
Accumulated deficit in development stage	(73,744)	(58,945)
Total Stockholders' Deficit	(111,021)	(110,064)
Total Liabilities and Stockholders' Deficit	$ 6,755	$ -

See accompanying notes to condensed financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
Condensed Statements of Operations
For the Three and Six Months Ended March 31, 2014 and 2013, and
for the Period from Reactivation (October 1999) through March 31, 2014
(Unaudited)

					For the
					Period from
	For the	For the	For the	For the	October 1999
	Three	Three	Six	Six	(date of
	Months	Months	Months	Months	reactivation)
	Ended	Ended	Ended	Ended	through
	March 31,	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013	2014

Revenues	$ -	$ -	$ -	$ -	$ -
General and Administrative Expenses	4,814	2,300	9,114	7,450	106,978
Operating Loss	(4,814)	(2,300)	(9,114)	(7,450)	(106,978)
Other Income (Expense)
Other Income	-	-	-	-	56,719
Interest Expense - Related Party	(2,862)	(2,393)	(5,685)	(4,641)	(23,485)
Total Other Income (Expense)	(2,862)	(2,393)	(5,685)	(4,641)	33,234
Net Loss Before Income Taxes	(7,676)	(4,693)	(14,799)	(12,091)	(73,744)
Provision for Income Taxes	-	-	-	-	-
Net Loss	$ (7,676)	$ (4,693)	$ (14,799)	$ (12,091)	$ (73,744)
Basic and Diluted Loss per Common Share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.12)
Basic and Diluted Weighted Average Shares Outstanding	1,869,420	1,115,800	1,488,469	1,115,800	610,646

See accompanying notes to condensed financial statements.

WESTCOTT PRODUCTS CORPORATION
(A Development Stage Company)
Condensed Statements of Cash Flows
For the Six Months Ended March 31, 2014 and 2013 and
for the Period from Reactivation (October 1999) through March 31, 2014
(Unaudited)

			For the
			Period from
	For the	For the	October 1999
	Six	Six	(date of
	Months	Months	reactivation)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2014	2013	2014

Cash Flows from Operating Activities
Net Loss	$ (14,799)	$ (12,091)	$ (73,744)
Adjustments to reconcile net loss to net cash
from operating activities:
Stock issued for expenses	-	-	600
Increase in accounts payable	-	-	-
Increase in shareholder loans	4,027	7,450	96,291
Decrease in taxes payable	-	-	(56,719)
Increase in accrued interest - related party	5,685	4,641	23,485
Net Cash from Operating Activities	(5,087)	-	(10,087)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	11,842	-	26,842
Principal payments on loans	-	-	(10,000)
Net Cash from Financing Activities	11,842	-	16,842
Net Increase in Cash	6,755	-	6,755
Beginning Cash Balance	-	-	-
Ending Cash Balance	$ 6,755	$ -	$ 6,755

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$ -	$ -	$ -
Cash paid during the year for income taxes	-	-	-
Stock issued for accrued expenses	-	-	600
Stock issued for shareholder loan reduction	2,000	-	2,000

See accompanying notes to condensed financial statements.

Westcott Products Corporation

(A Development Stage Company)

Notes to Condensed Financial Statements

March 31, 2014

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013. The results of operations for the period ended March 31, 2014, are not necessarily indicative of the operating results for the full year.

NOTE 2 LIQUIDITY/GOING CONCERN

The Company has minimal assets of $6,755 in cash, nor has it established operations, and has accumulated losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. It is the intent of the Company to seek a merger with an existing, well-capitalized operating company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 RELATED PARTY TRANSACTIONS

The Company had expenses and accounts payable to a shareholder in the amount of $2,347 during the quarter. 200,000 shares of common stock were issued for debt cancellation of $2,000. See Note 4.  The balance due to the shareholder is $94,291 as of March 31, 2014. The unsecured loan bears no interest and is due on demand.  However, the Company imputes interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended March 31, 2014 and 2013 totaled $2,862 and $2,393, respectively.

NOTE 4 SALES OF UNREGISTERED SECURITIES

On or about February 10, 2014, the Company issued 1,384,200 shares of common stock, comprised of “restricted securities” defined in Rule 144 of the Securities and Exchange Commission.  200,000 of the shares were issued for debt cancellation of $2,000 and the remaining shares were issued for cash proceeds of $11,842.

NOTE 5 RECENT ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its financial statements.

 NOTE 6 OTHER MATTERS

On January 8, 2014, the Company entered into a non-binding Letter of Intent (the “LOI”) to acquire a corporation that was to be formed by a limited liability company engaged in the business of acquiring and developing oil and gas properties. The LOI contemplated the funding of the planned operations of the corporation to be acquired, which would be the acquisition, development and exploration of oil and gas properties.  On receipt of required funding, the limited liability company would assign its interest in certain oil and gas leases to the corporation to be formed and acquired and enter into certain agreements whereby it would act as an independent contractor to such corporation and provide services and personnel to develop, drill, operate and maintain the assigned oil and gas leases and any wells developed on such properties for a period of 12 months; and to allow such corporation a 25% participation interest, at such corporation’s election, to participate for up to 25% of the limited liability company’s share of each other drilling operation in the state where the assigned leases were situated.  The LOI is subject to various conditions, including certain funding requirements, none of which have been met as of the date these financial statements were presented.  The parties continue to work towards a conclusion of the conditions of the LOI to complete the acquisition; however, no assurance can be given that the various conditions of the LOI will be satisfied or that this acquisition will be completed.

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

During the next 12 months, our only foreseeable cash requirements will relate to maintaining our good standing; the payment of our Securities and Exchange Commission and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), reporting filing expenses, including associated legal and accounting fees; costs incident to reviewing or investigating any potential business venture; and maintaining our good standing as a corporation in our state of organization.  Because a principal shareholder has been paying all of the operating expenses, management does not anticipate that we will have to raise additional funds during the next 12 months.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol WSPD.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

We had no operations during the quarterly period ended March 31, 2014, nor do we have operations as of the date of this filing.  General and administrative expenses were $4,814 for the March 31, 2014, period, compared to $2,300 for the March 31, 2013, period. General and administrative expenses for the three months ended March 31, 2014, were comprised mainly of accounting, transfer and other operating fees.  The increase in general and administrative expenses for the 2014 quarterly period over the 2013 quarterly period was limited to increased operating expenses.  We had a net loss of $7,676 for the March 31, 2014, period compared to a net loss of $4,693 for the March 31, 2013, period.  The increase in the net loss for the March 31, 2014, period over the 2013 period is due to increased operating expenses.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

We had no operations during the six month period ended March 31, 2014, except the seeking and investigation of a potential business venture to acquire, and those activities comprise our present operations as of the date of this filing. General and administrative expenses were $9,114 for the March 31, 2014, period compared to $7,450 for the March 31, 2013, period.  General and administrative expenses for the six months ended March 31, 2014, were comprised mainly of accounting and operating fees.  We had a net loss of $14,799 for the March 31, 2014, period compared to a net loss of $12,091 for the March 31, 2013, period.

Liquidity and Capital Requirements

We had $6,755 in cash and no other cash equivalents on hand at March 31, 2014.  Operating activities for the quarterly period ending March 31, 2014, reduced our cash by $5,087. If additional funds are required in excess of our cash on hand, such funds may be advanced by management or shareholders as loans to us.  During the quarterly period ended March 31, 2014, expenses and accounts payable were paid by a principal shareholder in the amount of $2,347, and during the quarterly period ended March 31, 2013, additional expenses paid by a principal shareholder totaled $4,070. The aggregate amount of $94,291 of such expenses is outstanding as of March 31, 2014, is non-interest bearing, unsecured and due on demand.  However, we impute interest on the loan at 10% per annum.  Imputed interest expense on related party loans for the three-month periods ended March 31, 2014, and 2013, totaled $2,862 and $2,393, respectively.  Because we have not completed any acquisition or venture and continue to seek a potential business venture to acquire, it is impossible to predict the amount of any future loan amounts.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our President, Vice President and Secretary, who are our only executive officers, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President, Vice President and Secretary, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President, Vice President and Secretary have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or about February 10, 2014, we issued 1,384,200 shares of our common stock, comprised of “restricted securities” as defined in Securities and Exchange Commission Rule 144.  200,000 of these shares were issued for debt cancellation of $2,000, and the remaining shares were issued for cash proceeds of $11,842.

We issued all of these securities to persons who were “accredited investors” as that term is defined in  Rule 501(a) of Regulation D of the Securities and Exchange Commission; and each such person had prior access to all material information about us prior to the offer and sale of these securities. We believe that the offer and sale of these securities were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof, and Rule 506(b) of Regulation D of the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

We have no mining activities.

Item 5. Other Information

(i)

At its meeting held on February 10, 2014, our Board of Directors unanimously resolved to elect Everett Will Gray II  to serve:  (i) as a director of the Company until the next annual meeting of stockholders or his prior resignation or termination; and (ii) as the Secretary of the Company until the next annual meeting of the Board of Directors or his prior resignation or termination.

My Gray is 38 years old.   He is a seasoned oil executive who has operated in excess of over 300+ wells within Southeastern New Mexico and West Texas since 2008.  During this time as an operator, Mr. Gray was directly responsible for oversight of all facets of operations in addition to managing both executive and field personnel.  Mr. Gray is proficient in the planning, implementation, and oversight of capital expenditure programs; the preparation of  in-house  reserves, the establishment and working with various 3rd party reserve engineering firms; production analysis; regulatory compliance with both state and federal agencies; the preparation of monthly and quarterly statements; sourcing and managing commercial and mezzanine credit facilities; business development; joint interest billing and lease operating statement analysis.

Mr. Gray was Cross Border Resources, Inc.’s, formerly Doral Energy Corp, Chairman and CEO from December 10, 2008 to May 31, 2012.  While serving as the Chairman and CEO of Cross Border Resources, Mr. Gray arranged for over $80MM in credit facilities in addition to accessing capital markets in order to meet drilling demands.  Additionally, Mr. Gray has been solely responsible for $73MM worth of Acquisition and Divestures transactions since 2008 comprising a mix of both operated and non-operated assets within the Permian Basin.

After Mr. Gray’s departure from Cross Border Resources Inc. on May 31, 2012, he was recruited by Mr. J.P. Bryan to serve as EVP & Head of Capital Markets and Business Development for Resaca Exploitation, a Torch Energy portfolio company headquartered in Houston, Texas.  While serving in this capacity, Mr. Gray was responsible for oversight of field personnel, oversight and analysis of lease operating statements, preparing and implementing monthly budget expenditures in addition to communication of corporate matters to institutional investors.  Mr. Gray reported directly to Mr. J.P. Bryan, Resaca’s Chairman and Chief Executive Officer.  Mr. Gray resigned from Resaca Exploitation on December 14, 2012 to pursue other personal interests.

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

(ii)

On January 8, 2014, we entered into a non-binding Letter of Intent (the “LOI”) to acquire a corporation that was to be formed by a limited liability company engaged in the business of acquiring and developing oil and gas properties.  The LOI contemplated the funding of the planned operations of the corporation to be acquired, which would be the acquisition, development and exploration of oil and gas properties.  On receipt of the anticipated funding, the limited liability company would assign its interest in certain oil and gas leases to the corporation to be formed and acquired and enter into certain agreements whereby it would act as an independent contractor to such corporation and provide services and personnel to develop, drill, operate and maintain the assigned oil and gas leases and any wells developed on such properties for a period of 12 months; and to allow such corporation a 25% participation interest, as such corporation’s election, to participate for up to 25% of the limited liability company’s share of each other drilling operation in the state where the assigned leases were situated.  The LOI was subject to various conditions, including the funding requirements, none of which have been met as of the date of this Quarterly Report.  The parties continue to work towards a conclusion of the conditions of the LOI to complete the acquisition; however, no assurance can be given that the various conditions of the LOI will be satisfied or that this acquisition will be completed.

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

WESTCOTT PRODUCTS CORPORATION

Date:	May 13, 2014	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WESTCOTT PRODUCTS CORPORATION

Date:	May 13, 2014	By:	/s/Wayne Bassham
Wayne Bassham
President and Director
Principal Executive Officer

Date:	May 13, 2014	By:	/s/Todd Albiston
Todd Albiston
Vice President and Director
Principal Financial Officer