Form 10-Q
period 2014-06-30
WESTCOTT PRODUCTS CORP
filed 2014-08-18
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 001-10171

WESTCOTT PRODUCTS CORPORATION

(Exact name of the issuer as specified in its charter)

Delaware	80-0000245
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

112 Loraine South, Suite 266

Midland, Texas 79701

(432)242-4965

(Address of Principal Executive Offices)

(432)242-4965

(Registrant Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒  No ☐  (The Registrant does not maintain a website.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 14, 2014
Common Capital Voting Stock, $0.001 par value per share	12,500,000 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2014

C O N T E N T S

Westcott Products Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,531,052
Total current assets	1,531,052

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	1,898,947

TOTAL ASSETS	$3,429,999

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,482
Due to related parties	4,288
Total current liabilities	20,770

Derivative liabilities	817,807

Total liabilities	838,577

Commitments and contingencies

Series A 6% preferred convertible stock, 50,000,000 authorized, $0.01 par, 2,025 issued and outstanding	1,313,956

Stockholders' equity:
Common Stock 50,000,000 shares authorized having a par value of $0.001 per share; 12,500,000 shares issued and outstanding	12,500
Additional paid-in capital	1,604,728
Accumulated deficit	(339,762)
Total stockholders' equity	1,277,466

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,429,999

See accompanying notes to these unaudited condensed consolidated financial statements.

Westcott Products Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30, 2014	Period from Inception (January 17, 2014) to June 30, 2014
Revenues	$-	$-

Operating expenses:
General and administrative	260,151	282,806
Impairment of oil and natural gas properties	43,938	43,938
Total costs and expenses	304,089	326,744

Net loss from operations	(304,089)	(326,744)

Net loss	(304,089)	(326,744)

Dividends on preferred stock	(13,018)	(13,018)
Net loss attributable to common stock	$(317,107)	$(339,762)

Basic and diluted loss per share	$(0.06)	$(0.12)

Weighted average number of shares outstanding - basic and diluted	5,302,198	2,942,073

See accompanying notes to these unaudited condensed consolidated financial statements.

Westcott Products Corporation

Condensed Consolidated Statement of Equity

For the Period from Inception (January 17, 2014) to June 30, 2014

(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity

Balance at Inception (January 17, 2014)	-	$-	$-	$-	$-
Contributed assets in exchange for common stock	10,000,000	10,000	1,888,947		1,898,947
Recapitalization from Reverse Merger	2,500,000	2,500	(153,544)		(151,044)
Derivatives related to preferred stock and warrants			(106,763)		(106,763)
Offering costs related to issuance of preferred stock	-	-	(35,000)		(35,000)
Stock-based compensation	-	-	11,088	-	11,088
Dividends on preferred stock	-	-	-	(13,018)	(13,018)
Net loss	-	-	-	(326,744)	(326,744)
Balance, June 30, 2014	12,500,000	$12,500	$1,604,728	$(339,762)	$1,277,466

See accompanying notes to these unaudited condensed consolidated financial statements.

Westcott Products Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

Period from Inception (January 17, 2014) to June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(326,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and natural gas properties	43,938
Stock-based compensation	11,088
Changes in operating assets and liabilities:
Accounts payable	16,482
Due to related parties	4,288
NET CASH USED IN OPERATING ACTIVITIES	(250,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of net liabilities from Westcott in Reverse Merger	(151,044)
Cash paid for oil and natural gas properties	(43,938)
CASH USED IN INVESTING ACTIVITIES	(194,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock, net of offering costs	1,990,000
Payments of dividends on preferred stock	(13,018)
CASH PROVIDED BY FINANCING ACTIVITIES	1,976,982

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,531,052

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,531,052

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-
Interest	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for oil and natural gas properties	$1,898,947
Derivative liabilities related to preferred stock and warrants	$817,807

See accompanying notes to these unaudited condensed consolidated financial statements.

Westcott Products Corporation

Notes to Condensed Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 1 – ORGANIZATION

Westcott Products Corporation (the “Company” or “Westcott”) was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation.

NOTE 2 – MERGER

On June 2, 2014, the Company, its newly formed and wholly-owned subsidiary, Dala Acquisition Corp., a Nevada corporation (“Merger Subsidiary”), and Dala Petroleum Corp., a Nevada corporation (“Dala”), executed and delivered an Agreement and Plan of Merger (the “Merger Agreement”), whereby Merger Subsidiary merged with and into Dala, and Dala was the surviving company under the merger and became a wholly-owned subsidiary of Westcott (the “Merger”) on the closing of the Merger.

Effective June 2, 2014, the respective Boards of Directors of Westcott and Dala, along with Westcott, as the sole stockholder of Merger Subsidiary, and Dala’s sole stockholder Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”) owning 100% of the outstanding voting securities of Dala approved the Merger by written consent, and the Articles of Merger were filed with the Secretary of State of the State of Nevada on such date, which was the effective date of the Merger. Accordingly, Westcott issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of common stock of Dala, which was distributed to Dala Petroleum’s sole shareholder and was then distributed on a pro rata basis to its members.

Immediately after the Merger, there were 12,500,000 outstanding shares of Westcott common stock, with pre-Merger Westcott stockholders owning 2,500,000 of these shares or approximately 20% of the outstanding voting securities of Westcott; and the members of Dala’s sole stockholder owning approximately 10,000,000 of these shares or approximately 80% of these outstanding voting securities of Westcott.

Several conditions precedent as set forth in the Merger Agreement were completed prior to the Merger. One critical condition precedent set forth in the Merger Agreement was that Westcott would raise no less than $2,000,000 (the minimum offering) from persons who are “accredited investors” in consideration of the issuance (or the conversion) of a minimum of 2,000 shares up to a maximum of 2,500 shares of its Series A 6% Convertible Preferred Stock at the offering price of $1,000 per unit.

On June 3, 2014, the Company sold 2,025 units in the offering. Each unit consisted of one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the Holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested and 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 with a life of three years as of the “Effective Date, ” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.

Dala possesses rights to engage in oil and natural gas exploration and development on approximately 300 leases in north central Kansas, with total acreage of approximately 80,000 acres (the “Property”). Dala is operating as an early-stage oil exploration company focused on the Property, which has oil potential at depths of less than 6,000 feet.  With the Merger, the Company now has these rights.

Prior to the Merger, Westcott was considered a shell company, as defined in SEC Rule 12b-2. Therefore, for financial reporting purposes, the Merger is being accounted for as a reverse-merger and recapitalization of Dala.

NOTE 3 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared without audit, pursuant to the rules and regulations of the SEC, in accordance with accounting principles generally accepted in the United States of America. The interim financial statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary to present a fair statement of the results for the period.

As discussed above in Note 2, the Company merged with Dala Petroleum Corp., a Nevada corporation (“Dala”) on June 2, 2014 (the “Merger”).   Dala is focused on the acquisition and development of oil and natural gas resources in the United States.  Prior to the Merger, Westcott was considered a shell company, as defined in SEC Rule 12b-2.  For financial reporting purposes, the Merger represents a “reverse merger” rather than a business combination. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements are those of Dala immediately following the consummation of the reverse merger.

As Dala’s date of Inception was January 17, 2014 (“Inception”), the Condensed Consolidated Statement of Operations, the Condensed Consolidated Statement of Equity and the Condensed Consolidated Statement of Cash Flows include the activity for Dala since that date and the activity of Westcott since June 2, 2014.  Comparative financial statements are not presented, as Dala was not in existence in the prior year.  All share and per-share amounts in these financial statements have been recast to reflect the continuing entity common stock.

Use of Estimates

The timely preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The Company uses a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1 – Unadjusted quoted prices in active markets that are accessible at measurement date for identical assets or liabilities.

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities and less observable from objective sources.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended June 30, 2014.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. There were no sales or gains or losses during the period presented.

The Company assesses all items classified as unproved property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

Capitalized costs associated with impaired properties and properties having proved reserves, estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410-20-25 are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves. The costs of unproved properties are withheld from the depletion base until such time as they are developed, impaired, or abandoned.

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, which is tested on a quarterly basis, an impairment is recognized. The present value of estimated future net revenues is computed by applying prices based on a 12-month unweighted average of the oil and natural gas prices in effect on the first day of each month, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.

During the three months ended June 30, 2014, the Company incurred $43,938 in oil and natural gas expenditures, which was one dry hole.  This cost was impaired as of June 30, 2014 and is included within operating expenses in the statement of operations.

As of June 30, 2014, the Company’s oil and natural gas properties of $1,898,947 were all classified as unproved.

Revenue Recognition

The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of June 30, 2014, the Company had $0 ARO liability.

Stock-based Compensation

The Company records stock based compensation in accordance with the guidance in ASC 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This requires that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

Income Taxes

The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Loss per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended June 30, 2014, the potentially dilutive shares totaling 6,386,582 are anti-dilutive and are thus not added into the loss per share calculations.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  The Company chose to adopt ASU No. 2014-10 early, effective in its financial statements for the year ended September 30, 2014.

The company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the company’s financial statement.

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 2, 2014, the Company issued 10,000,000 shares of its common stock to Chisholm II, Dala’s sole stockholder prior to the Merger, in exchange for oil and natural gas assets.  As the leases were transferred to the Company by the sole shareholder of the Company, the leases were recorded based on the historical cost basis of the contributing shareholder of $1,898,947.

The Company has a service agreement with Chisholm II to use its existing technical exploration team for general and administrative-type services on behalf of the Company.   The Company is obligated to pay Chisholm II $25,000 per month plus expenses for these services.  For the period from Inception to June 30, 2014, the Company paid $65,539 for its services.

In June 2014, the Company entered into an Option Participation Agreement with Chisholm II, whereby Chisholm II granted the Company the option, at the Company’s own election, to participate for up to twenty-five percent (25%) of Chisholm II’s share of each drilling operation in search for oil or gas in the State of Kansas undertaken by Chisholm II.

The Company had general and administrative expenses paid on its behalf by Chisholm II in the amount of $25,178 during the period from Inception to June 30, 2014, which the Company had reimbursed by June 30, 2014.  The Company also had general and administrative expenses paid on its behalf by an officer of the Company in the amount of $12,501. The balance due to the officer is $4,288 as of June 30, 2014.

NOTE 6 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above, during the period from Inception through June 30, 2014, the Company sold 2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit.  Proceeds received totaled $1,990,000 (net of offering costs of $35,000).  Each unit consisted of one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment) and 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date, ” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.  A total of 2,893,725 warrants were issued. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock.

As the Series A 6% Convertible Preferred Stock is contingently redeemable at a fixed price and such redemption would not be solely within the control of the Company, the preferred stock is classified outside of stockholders’ equity, as “temporary equity” between liabilities and stockholders’ equity on the Company’s condensed consolidated balance sheet.

NOTE 7 – SHAREHOLDERS’ EQUITY

Common Stock

On June 2, 2014, the Company issued 10,000,000 shares of its common stock to Chisholm II in exchange for oil and natural gas assets recorded at $1,898,947.

As discussed above, the Company completed a reverse merger with Dala, with Dala being the acquirer for financial reporting purposes.  At the date of the Merger, Westcott had 2,500,000 shares of common stock outstanding, which are now outstanding for the merged Company. The total amount of shares issued and outstanding post-Merger, as of June 30, 2014 was 12,500,000 shares of common stock.

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options.  The options have an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with an expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  During the period from Inception to June 30, 2014, the Company recorded $11,088 of stock-based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of June 30, 2014 and changes during the period ended on that date:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at January 17, 2014	-	-	-
Granted	600,000	$0.70	5.93
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at June 30, 2014	600,000	$0.70	5.93
Exercisable at June 30, 2014	-	-	-

As of June 30, 2014, the intrinsic value of outstanding stock options was $0.

NOTE 8 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company have a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, following ASC 815-40,  the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet and all future changes in the fair value of these warrants and the conversion feature of the preferred stock will be recognized currently in earnings in our consolidated statement of operations under the caption “Loss on derivative valuation” until such time as the warrants are exercised or expire and until such time as the preferred stock is converted. The fair value of the conversion features of the preferred stock and the warrants was $661,896.  The fair value of the full-ratchet down-round provision of the preferred stock and warrants was $155,911.  The total derivative valuation as of June 30, 2014 was $817,807.  These amounts were determined using a multi-nominal lattice model with the following assumptions as described below.

Warrants:

•

Three year term

•

Risk-free rate of 0.79% during the three year term

•

Stock price volatility of 152.7%

•

Assumption of future stock offerings by the Company of zero in the first six months of the term and 100% in the next twelve months, with zero probability of being a down round

Conversion Feature on Preferred Stock:

•

Estimated conversion of all preferred shares within 14 months

•

Risk-free rate of 0.37% based on the assumed two years outstanding

•

Stock price volatility of 170.7%

•

Assumption of future stock offerings by the Company of zero in the first six months of the term and 100% in the next twelve months, with zero probability of being a down round

NOTE 9 – COMMITMENTS AND CONTINGENCIES

The Company, as a lessee of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment.  These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages.  We believe our operations are in substantial compliance with existing requirements of governmental bodies.

NOTE 10 – SUBSEQUENT EVENTS

In July 2014, the Company filed a Form S-1 with the SEC to register 6,988,574 shares of its common stock, consisting of 2,892,858 shares of common stock issuable upon the conversion of the Series A 6% Convertible Preferred Stock, 2,892,858 shares of common stock issuable upon the exercise of warrants, 867,858 shares of common stock reserved for the payment in stock of all dividends of the Series A 6% Convertible Preferred Stock for five years and 335,000 shares of common stock currently held by certain shareholders.

In June 2014, the Board of Directors of the Company, with the consent of a majority of the shareholders, approved the change of the Company name to Dala Petroleum Corp.  The Information Statement was mailed to all shareholders in July 2014. The name change will become effective in August 2014.

In July 2014, the Company participated in the drilling of an additional oil and gas well, which resulted in a dry hole.  The Company incurred $44,969 in costs towards the well.

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

Plan of Operations

The Company has the rights to engage in oil exploration and development on approximately 300 leases in north central Kansas, with total acreage of approximately 80,000 acres (the “Property”). The Company is operating as an oil exploration and development (or production) company focused on the Property, which has oil potential at depths of less than 6,000 feet.

In partnership with Chisholm II, an exploration and production company focused on the acquisition of Kansas oil leasehold interests and exploration and development and Dala’s sole shareholder prior to the Merger, the Company has an inventory of drill-ready oil prospects.  Most of the prospects are supported by modern seismic data and are a combination of field extensions, step out locations and offsets to existing production. The initial eight prospects are expected to be drilled and tested over the next twelve months.  Another eight plus prospects are currently being developed by the Company and Chisholm II.  Together, the companies will continue to acquire new leases and seismic data in support of their ongoing programs.

Our business strategy is to create value for our shareholders by establishing and growing reserves, production and cash flow on a cost-efficient basis.  Key elements of our business strategy include:

•

Development and exploration of our existing oil and gas leases;

•

To selectively participate, on a non-operated basis, in seismically driven prospects that correspond geologically with our existing footprint within the state of Kansas;

•

To remain financially strong, yet flexible, through the prudent management of our current limited cash resources;

•

To complement our organic growth strategy, seeking to aggregate any future production in order to accelerate the Company’s production and reserve profile;

•

Once the Company has reached net level of daily production of 100 barrels of oil per day, seeking to use a variety of derivatives to lock in current value and hedge against any potential downturn in crude pricing;

•

To retaining qualified personnel to carry out the Company’s growth strategy.

During the three months ended June 30, 2014, the Company incurred $43,938 in oil and gas expenditures, which was one dry hole.  In July 2014, the Company participated in an additional well at a cost of $44,969, which also resulted in a dry hole.

The multiple prospects on our position, both operated and non-operated, are all independent from an exploratory point of view, meaning failure or success in one prospect has no bearing on the other prospects.  The two major challenges we face when drilling are structure and porosity (stratigraphy). The first well we participated in, the Chandler #1-1 located in Graham County, Kansas, was drilled without seismic research because of the timing of the lease positions.  The well was drilled 20 feet low from our original estimate thus resulting in a nonproductive well. The second well, the Chenowith Farm #30-1 located in Graham County, Kansas, drilled with the aid of three dimensional imaging was structurally on target but the porosity in the target was lower than expected resulting in a nonproductive well.  We are not discouraged by the results of the first two wells as all prospects have different risk elements, especially our new prospects.  We participated in the first two wells on a 25% non-operated working interest basis.  These wells were located within the Central Kansas Uplift.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol WSPD.

Results of Operations

Three Months Ended June 30, 2014

During the three months ended June 30, 2014, we had no revenues.  We incurred $260,151 of general and administrative expenses, which included approximately $150,000 of legal, accounting, consulting and other professional fees; insurance expense of approximately $54,000; and compensation expense and related taxes of $40,000 (including approximately $11,000 of stock-based compensation expense).  These expenses were related to the commencement of Company operations.  We also incurred an impairment expense of $43,938 relating to one dry hole drilled during the quarter.  Additionally, we paid quarterly dividends on our preferred stock of $13,018.  As a result, we incurred a net loss attributable to common stock of $317,107 ($0.06 per share) for the three months ended June 30, 2014.

Period from Inception (January 17, 2014) to June 30, 2014

During the period from Inception (January 17, 2014) to June 30, 2014, we had no revenues.  We incurred $282,806 of general and administrative expenses, which included approximately $173,000 of legal, accounting, consulting and other professional fees; insurance expense of approximately $54,000; and compensation expense and related taxes of $40,000 (including approximately $11,000 of stock-based compensation expense).  These expenses were related to the commencement of Company operations.  We also incurred and an impairment expense of $43,938 relating to one dry hole drilled during the period.  Additionally, we paid quarterly dividends on our preferred stock of $13,018.  As a result, we incurred a net loss attributable to common stock of $339,762 ($0.12 per share) for the period from Inception to June 30, 2014.

Liquidity and Capital Requirements

We had $1,531,052 in cash on hand and working capital of $1,510,282 at June 30, 2014.  We believe these funds will be sufficient to enable us to fund our principle business operations through at least the next twelve months.  The Company plans to raise additional capital from the sale of common stock and achieve operating revenues with the development of its oil and gas properties.

Operating Activities utilized $250,948 in cash during the period from Inception to June 30, 2014, primarily the result of our loss for the period, offset by adjustments for the non-cash stock compensation, the impairment of oil and natural gas properties, and changes in payables and amounts due to related parties.

Investing Activities utilized $194,982 in cash during the period from Inception to June 30, 2014, which was the result of payments of liabilities acquired from Westcott in the Merger (net of cash received) and expenditures for oil and gas properties.

Financing Activities provided $1,976,982 in cash, with $1,990,000 in proceeds from the issuance of the Series A 6% Convertible Preferred Stock (net of offering costs of $35,000), reduced by $13,018 payment of quarterly dividends on the preferred stock.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including our Chief Executive Officer, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our Chief Executive Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

On June 2, 2014, we issued 10,000,000 shares of common stock to Chisholm Partners II, LLC, the sole shareholder of Dala Petroleum Corp., as consideration for a Merger between the Company and Dala Petroleum Corp. The shares issued as consideration were distributed by Chisholm Partners II, LLC to its members on a pro rata basis.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

We have no mining activities.

Item 5. Other Information

On July 24, 2014, the Company filed a Form S-1 with the SEC to register 6,988,574 shares of its common stock, consisting of 2,892,858 shares of common stock issuable upon the conversion of the Series A 6% Convertible Preferred Stock, 2,892,858 shares of common stock issuable upon the exercise of warrants, 867,858 shares of common stock reserved for the payment in stock of all dividends of the Series A 6% Convertible Preferred Stock for five years and 335,000 shares of common stock currently held by certain other shareholders.

In June 2014, the Board of Directors of the Company, with the consent of a majority of the shareholders, approved the change of the Company name to Dala Petroleum Corp.  The Company mailed an information statement to the shareholders in July 2014. The name change will become effective in August 2014.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit

31.1	Certification of E. Will Gray II Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of E. Will Gray II Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K

The Company filed a Form 8-K on June 3, 2014 as required following the Merger with Dala Petroleum Corp. that contained Form 10 information, the financial statements of Dala Petroleum Corp. and pro forma financial statements for the Company and Dala as of March 31, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WESTCOTT PRODUCTS CORPORATION

Date:	August 18, 2014	By:	/s/E. Will Gray II
E. Will Gray II
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WESTCOTT PRODUCTS CORPORATION

Date:	August 18, 2014	By:	/s/E. Will Gray II
E. Will Gray II
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer