Form 10-K
period 2014-09-30
DALA PETROLEUM CORP.
filed 2014-12-05
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

 Commission File No. 001-10171

DALA PETROLEUM CORP.

(Name of Small Business Issuer in its Charter)

Delaware	80-0000245
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

112 Loraine South Suite 266 Midland, Texas 79701
(Address of Principal Executive Offices)

(432) 242-4965
(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter:

The aggregate market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.0015) on March 31, 2014 as quoted on the OTCBB of the Financial Industry Regulatory Authority, Inc. (“FINRA”).  There were 5,944,286 shares of common voting stock held by non-affiliates, valued in the aggregate at $8,916.43.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of December 5, 2014, the Registrant had 12,524,286 shares of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Dala Petroleum Corp.,” “Dala,” the “Company,” “we,” “us,” “our” and words of similar import, refer to Dala Petroleum Corp., the Registrant.

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

PART I

ITEM 1.  BUSINESS

Business Development

Dala Petroleum Corp. was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation.  All of our prior operations were conducted through Lee Building Products and T. A. Kilgore & Company, (“Kilgore”), which owned and operated a home center in League City, Texas, about 30 miles southeast of downtown Houston, Texas. During 1990, we ceased all operations, and the secured lenders took possession of all of its assets.

On March 11, 2000, our Board of Directors began the process of re-entering the development stage with the appointment of new officers and directors, and began the process of seeking the acquisition of new business opportunities. These efforts resulted in the completion of the acquisition of Dala Petroleum Corp., a Nevada Corporation (“Dala”), a transaction that is more specifically described below.

On June 2, 2014, Westcott Products Corp., a Delaware corporation (“Westcott”), its newly formed and wholly-owned subsidiary, Dala Acquisition Corp., a Nevada corporation (“Merger Subsidiary”), and Dala Petroleum Corp., a Nevada corporation (“Dala”), executed and delivered an Agreement and Plan of Merger (the “Merger Agreement”) and all required or necessary documentation to complete the merger (collectively, the “Transaction Documents”), whereby Merger Subsidiary merged with and into Dala, and Dala was the surviving company under the merger and became a wholly-owned subsidiary of Westcott on the closing of the merger (the “Merger”).  Effective June 2, 2014, the respective Boards of Directors of Westcott and Dala, along with Westcott, as the sole stockholder of Merger Subsidiary, and Dala’s sole stockholder Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”) owning 100% of the outstanding voting securities of Dala approved the Merger by written consent, and the Articles of Merger were filed with the Secretary of State of the State of Nevada on such date, which was the effective date of the Merger.  Accordingly, Westcott issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of common stock of Dala, to Dala Petroleum’s sole shareholder. Following the receipt of the 10,000,000 shares, Chisholm II’s managing director approved the transfer of all of the shares to its members (or its members’ designees) on a pro rata basis. The transfer of shares to the members of Chisholm II occurred on June 8, 2014.  Dala had no other outstanding stock options, warrants, preferred stock or securities on the closing of the Merger.

Several conditions precedent as set forth in the Merger Agreement were completed prior to the Merger. One critical condition precedent set forth in the Merger Agreement is that Westcott would raise no less than $2,000,000 (the minimum Offering) from persons who are “accredited investors” in consideration of the issuance (or the conversion) of a minimum of 2,000 shares up to a maximum of 2,500 shares of its Series A 6% Convertible Preferred Stock at the offering price of $1,000 per Unit. Upon the closing of the Offering, the Company sold 2,025 Units in the Offering, raising $2,025,000. Each Unit sold consists of one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the Holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment as set forth in the Company’s Series A 6% Convertible Preferred Stock Certificate of Designation that was filed on May 30, 2014) and 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 within three years of the “Effective Date” as defined in the Stock Purchase Agreement for the Offering. The Effective Date is defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the Commission, (b) all of the underlying shares have been sold pursuant to Rule 144 or may be sold pursuant to Rule 144 without the requirement for the Company to be in compliance with the current public information required under Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of the Closing Date provided that a holder of underlying shares is not an Affiliate of the Company, all of the underlying shares may be sold pursuant to an exemption from registration under Section 4(1) of the Securities Act without volume or manner-of-sale restrictions and Company counsel has delivered to such holders a standing written unqualified opinion that re-sales may then be made by such holders of the underlying shares pursuant to such exemption which opinion shall be in form and substance reasonably acceptable to such holders.

On August 29, the Company filed a Certificate of Amendment of Certificate of Incorporation with the State of Delaware changing the name of the Company to “Dala Petroleum Corp.,” as approved by a majority of the common shareholders and 67% of the preferred shareholders.

Dala has the rights to engage in oil exploration and development on approximately 300 leases in north central Kansas, with total acreage of approximately 80,000 acres (the “Property”). Dala will operate as an early-stage oil exploration company focused on the Property, which has oil potential at depths of less than 6,000 feet. The cost of the approximately 300 lease assets was $1,898,947.

Dala was assigned the rights to explore the Property from Chisholm Partners II, LLC (“Chisholm II”), an exploration and production company focused on the acquisition of Kansas oil leasehold interests and exploration and development and Dala’s sole shareholder prior to the Merger into the Company. Through a Master Service Agreement with Chisholm II, we are using Chisholm II’s existing technical exploration team to further explore and develop the property.

Dala’s operations are focused on shallow oil opportunities. Dala has a ready-to-drill inventory of seismically defined (2-D and 3-D) prospects in and around existing production in central, southern and northwest Kansas.  In addition, Dala has leases to approximately 80,000 net acres along a productive trend of fields in central Kansas, which will be explored via conventional seismic evaluation and vertical drilling. Dala has engaged (through a Master Service Agreement with Chisholm II) a full team of experienced (major oil company trained) technical and land personnel to support its operations.  Its founders and management have a track record of creating shareholder value through early stage oil and gas ventures.

In partnership with Chisholm II, an exploration and production company focused on the acquisition of Kansas oil leasehold interests and exploration and development and Dala’s sole shareholder prior to the Merger and the closing of the Offering, Dala has an inventory of drill-ready oil prospects.  Most of the prospects are supported by modern seismic data and are a combination of field extensions, step out locations and offsets to existing production. The initial eight prospects are expected to be drilled and tested over the next six months.  Another eight plus prospects are currently being developed by Dala and Chisholm II. To date, two wells have been drilled on these prospects. The first well had no production and drilling on the second well started on July 22, 2014 also had no production.  Together, the companies will continue to acquire new leases and seismic data in support of their ongoing programs.  This prospect development is being conducted by two teams of geologists and geophysicists in Denver, CO.  One team focuses on western Kansas, where they have 10 years of experience and a successful track record; and the second team focuses on a high potential exploration area where Dala’s 80,000 acres are located.  This team has already generated two field offset prospects for Dala, using high resolution 2-D seismic data.

Dala is establishing a substantial land position over a shallow, conventional oil play in north central Kansas.  The "Play" or exploration concept is located across a four county area and is geographically defined by the boundaries of the productive North American Rift System.  The land position is concentrated over a lightly explored portion of the Rift, bordered immediately on the south by productive rift-related oil fields, and to the north by significant new discoveries in southeast Nebraska, where productive rates have recently been reported.  This Play concept was developed by a team of highly experienced international geologists, geophysicists and land experts, who applied regional geologic theory, proprietary geophysical databases and high resolution seismic.

In addition to the Play, Dala has begun an eight well drilling program with working interests ranging between 12.5%-25% in order to provide operating cash flows while further validating the thesis of the 80,000 acres.  This additional Kansas non-operated opportunity is provided under the Chisholm II agreement in support of unlocking the value of the separate 80,000 acres.  If successful, this initiative will provide operating capital and data critical to unlocking the potential value of the 80,000 acres.

Our principal offices are located at 112 Loraine South, Suite 266, Midland, Texas 79701.  Our telephone number is (432)242-4965.  Our fiscal year-end is September 30.

Except as otherwise indicated, as used throughout the remainder of this annual report, references to “Company,” “Westcott,” “we,” “us,” or “our” refer to “we”, “us” and “our” refer to Dala Petroleum Corp., formerly known as Westcott Products Corporation, a Delaware corporation, from and after June 2, 2014, and Dala Petroleum Corp., a Nevada corporation, prior to June 2, 2014 since its inception on January 17, 2014.

Business Strategy

Our business strategy is to create value for our shareholders by establishing and growing reserves, production and cash flow on a cost-efficient basis.  Key elements of our business strategy will include:

•

Development and exploration of our existing oil and gas leases in the North American Rift System is our primary objective.  We are currently focusing on the eight well drilling program with working interests ranging between 12.5% - 25% in order to provide operating income while further validating the thesis of the 80,000 acres Property. Once we begin the development of our current acreage position in the Property, we will be required to register as a licensed Oil and Gas Operator within the state of Kansas;

•

To selectively participate, on a non-operated basis, in seismically driven prospects that correspond geologically with our existing footprint within the state of Kansas;

•

Our goal is to remain financially strong, yet flexible, through the prudent management of our current limited cash resources;

•

To complement our organic growth strategy, we will seek to aggregate any future production in order to accelerate the Company’s production and reserve profile;

•

Once the Company has reached net level of daily production of 100 barrels of oil per day, we will evaluate the use of a variety of derivatives to lock in current value and hedge against any potential downturn in crude pricing;

•

Retaining qualified personnel to carry out the Company’s growth strategy.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability.  Significant factors that will impact oil prices in the current fiscal year and future periods include: political and social developments in the Middle East; demand in Asian and European markets; and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas.  Additionally, natural gas prices continue to be under pressure due to concerns over excess supply of natural gas due to the high productivity of emerging shale developments in the United States and continued lower product demand caused by a weakened economy.  Natural gas prices are generally determined by North American supply and demand and are also affected by imports of liquefied natural gas.  Weather also has a significant impact on demand for natural gas since it is a primary heating source.

Development

We will primarily engage in oil and natural gas exploration and production on the Property using a technical exploration team to further explore and develop the Property.

Dala has a full team of experienced (major oil company trained) technical and land personnel to support its operations, which is provided under the Chisholm II Master Service Agreement. Dala has an inventory of drill-ready oil prospects.  Most of the prospects are supported by modern seismic data and are a combination of field extensions, step out locations and offsets to existing production. The initial eight prospects are expected to be drilled and tested over the next 12 months.  Another eight plus prospects are currently being developed by Dala and Chisholm II.  Together, the companies will continue to acquire new leases and seismic data in support of their ongoing programs.  This prospect development is being conducted by two teams of geologists and geophysicists in Denver, CO.  One team focuses on western Kansas, where they have 10 years of experience and a successful track record; and the second team focuses on a high potential exploration area where Dala’s 80,000 acres are located.  This team has already generated two field offset prospects for Dala, using high-resolution 2-D seismic data.

Dala is establishing a substantial land position over a shallow, conventional oil play in north central Kansas.  The "Play" or exploration concept is located across a four county area and is geographically defined by the boundaries of the productive North American Rift System.  The land position is concentrated over a lightly explored portion of the Rift, bordered immediately on the south by productive rift-related oil fields, and to the north by significant new discoveries in southeast Nebraska, where productive rates have recently been reported.  This Play concept was developed by a team of highly experienced international geologists, geophysicists and land experts, who applied regional geologic theory, proprietary geophysical databases and high resolution seismic.

Clay
Ottawa
Dickinson
Saline
Lease Area
8S 3W
8S 2W
8S 1W
8S 1E
8S 2E
8S 3E
8S 4E
9S 3W
9S 2W
9S 1W
9S 1E
9S 2E
9S 3E
9S 4E
10S 3W
10S 2W
10S 1W
10S 1E
10S 4E
11S 3W
11S 2W
11S 1W
11S 4E
12S 3W
12S 2W
12S 2E
12S 3E
12S 4E
13S 3W
13S 1W
13S 1E
13S 2E
13S 3E
13S 4E
14S 3W
14S 2W
14S 1W
14S 1E
14S 2E
14S 3E
14S 4E
15S 3W
15S 2W
15S 1W
15S 1E
15S 2E
15S 3E
15S 4E
Nebraska
Iowa
Colorado
Kansas
Missouri
KANOKA RIDGE
Oklahoma
Texas
Arkansas

In addition to the Play, Dala has begun an eight well drilling program with working interests ranging between 12.5% - 25% in order to provide operating income while further validating the thesis of the 80,000 acres. This additional Kansas non-operated opportunity is provided under the Chisholm II agreement in support of unlocking the value of the separate 80,000 acres. If successful, this initiative will provide operating capital and data critical to unlocking the potential value of the 80,000 acres.

Competition

The oil and natural gas industry is intensely competitive, and we will be competing with numerous other oil and natural gas exploration and production companies.  Most of these companies have substantially greater resources than we have.  Not only do they explore for and produce oil and natural gas, but also many carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis.  The operations of other companies will be able to pay more for exploratory prospects and productive oil and natural gas properties.  They will also have substantially more resources to define, evaluate, bid for and purchase a greater number of properties and prospects than our limited financial or human resources permit.

Our larger or integrated competitors will have the resources to be better able to absorb the burden of existing, and any changes to federal, state, and local laws and regulations more easily than we can, which will adversely affect our competitive position.  Our ability to discover reserves and acquire additional properties in the future will be dependent upon our ability and resources to evaluate and select suitable properties and to consummate transactions in this highly competitive environment.  In addition, we will be at a disadvantage in producing oil and natural gas properties and bidding for exploratory prospects, because we have substantially fewer financial and human resources than other companies in our industry.  Should a larger and better-financed company decide to directly compete with us, and be successful in its efforts, our business model and any business operations could be adversely affected.

Marketing and Customers

The market for oil and natural gas that may be produced from our properties depends on factors beyond our control, including the extent of domestic production and imports of oil and natural gas, the proximity and capacity of natural gas pipelines and other transportation facilities, demand for oil and natural gas, the marketing of competitive fuels and the effects of state and federal regulation. The oil and natural gas industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers.

Our oil production, if any, is expected to be sold at prices tied to the spot oil markets.  Our natural gas production, if any, is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.  We will rely on any operating partners to market and sell our production, where we contract with such operators in drilling prospects.  We currently have a Management Services Agreement with Chisholm II and an Option Participation Agreement with Chisholm II.

Principal Agreements Affecting Our Ordinary Business

We do not own any physical real estate, but, instead, our acreage is comprised of leasehold interests subject to the terms and provisions of lease agreements that provide us the right to explore and develop the Property in specific geographic areas.  All lease arrangements that comprise our current acreage positions are established using industry-standard terms that have been established and used in the oil and natural gas industry for many years, and our leases are with the State of Kansas. All of our current leases were assigned to us by Chisholm II, our majority shareholder that obtained the original leasehold interest prior to the assignment.

On June 3, 2014, we entered into a Master Services Agreement with Chisholm. Pursuant to the Master Service Agreement, Chisholm agreed to act as an independent contractor for the Company and provide services and personnel to develop, drill, operate, and maintain oil and gas wells and properties used to produce oil and gas within the State of Kansas for a period of twelve (12) months. The Company will pay Chisholm $25,000 per month for its services and reimburse Chisholm for any expenses directly incurred during the related operations.

We have also entered into an Option Participation Agreement with Chisholm. Pursuant to the Option Participation Agreement, Chisholm granted Dala the option, at Dala’s own election, to participate for up to twenty-five percent (25%) of Chisholm’s share of each drilling operation in search for oil or gas in the State of Kansas undertaken by Chisholm.

In general, our current lease agreements have a term of five years from the effective date with an option to extend for an additional three years. The effective dates of the leases vary lease to lease. The oldest effective date is October 3, 2011, and the most recent effective date is March 13, 2013. There are over 300 lease agreements that have been assigned to Dala by Chisholm II. Royalty rates will be negotiated on a case-by-case basis consistent with industry standard pricing. Once a well is drilled and production established, the leased acreage in the applicable spacing unit is customarily considered developed acreage and is held by production. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production. We do not believe lease expiration issues will materially affect our current leasehold acreage position.

Governmental Regulation and Environmental Matters

Our operations are subject to various rules, regulations and limitations impacting the oil and natural gas exploration and production industry as a whole.

Regulation of Oil and Natural Gas Production

Oil and natural gas exploration, production and related operations, when developed, are subject to extensive rules and regulations promulgated by federal, state, tribal and local authorities and agencies.  For example, Kansas requires permits for drilling operations, drilling bonds and reports concerning operations and imposes other requirements relating to the exploration and production of oil and natural gas.  Kansas may also have statutes or regulations addressing conservation matters, including provisions for the unitization or pooling of oil and natural gas properties, the establishment of maximum rates of production from wells, and the regulation of spacing, plugging and abandonment of such wells.  Failure to comply with any such rules and regulations can result in substantial penalties.  The regulatory burden on the oil and natural gas industry will most likely increase our cost of doing business and may affect our profitability.  Although we believe we are currently in substantial compliance with all applicable laws and regulations, because such rules and regulations are frequently amended or reinterpreted, we are unable to predict the future cost or impact of complying with such laws.  Significant expenditures may be required to comply with governmental laws and regulations and may have a material adverse effect on our financial condition and results of operations.

Environmental Matters

Our operations and properties are subject to extensive and changing federal, state and local laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to safety and health. The recent trend in environmental legislation and regulation generally is toward stricter standards, and this trend will likely continue. These laws and regulations may:

•

require the acquisition of a permit or other authorization before construction or drilling commences and for certain other activities;

•

limit or prohibit construction, drilling and other activities on certain lands lying within wilderness and other protected areas; and

•

impose substantial liabilities for pollution resulting from such operations.

The permits required for our operations may be subject to revocation, modification and renewal by issuing authorities.  Governmental authorities have the power to enforce their regulations, and violations are subject to fines or injunctions, or both.  In the opinion of management, we anticipate that we will be in substantial compliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on us, as well as the oil and natural gas industry in general.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict, joint and several liability on owners and operators of sites and on persons who have disposed of or have arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for the neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.  The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste” and authorize the imposition of substantial fines and penalties for noncompliance. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” state laws affecting our operations may impose clean-up liability relating to petroleum and petroleum related products. In addition, although RCRA classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous wastes thereby making such wastes subject to more stringent handling and disposal requirements.

The Endangered Species Act (“ESA”) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species.  Under ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat.  ESA provides for criminal penalties for willful violations of ESA.  Other statutes that provide protection to animal and plant species and that may apply to our operations include, but are not necessarily limited to, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act.  Although we believe that our operations will be in substantial compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject us (directly or indirectly through any operating partners) to significant expenses to modify our operations or could force discontinuation of certain operations altogether.

On April 17, 2012, EPA finalized rules proposed on July 28, 2011, which establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The rules establish specific new requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules revise leak detection requirements for natural gas processing plants. These rules may require a number of modifications to our planned operations and those of any of our potential third-party operating partners, including the installation of new equipment to control emissions from compressors. Although we cannot predict the cost to comply with these new requirements at this point, compliance with these new rules could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.

These new regulations and proposals and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business model and business, results of operations and financial condition.

The Federal Water Pollution Control Act of 1972, or the Clean Water Act (the “CWA”), imposes restrictions and controls on the discharge of produced waters and other pollutants into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. The CWA and certain state regulations prohibit the discharge of produced water, sand, drilling fluids, drill cuttings, sediment and certain other substances related to the oil and gas industry into certain coastal and offshore waters without an individual or general National Pollutant Discharge Elimination System discharge permit. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Some states also maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Costs may be associated with the treatment of wastewater and/or developing and implementing storm water pollution prevention plans. The CWA and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges of oil and other pollutants and impose liability on parties responsible for those discharges, for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release.

The underground injection of oil and natural gas wastes are regulated by the Underground Injection Control program authorized by the Safe Drinking Water Act.  The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water.  All of leased acreage in which we have interest may be required to be developed from unconventional sources that require hydraulic fracturing as part of the completion process.  Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into the formation to stimulate gas production.  Legislation to amend the Safe Drinking Water Act to repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress.  The U.S. Congress continues to consider legislation to amend the Safe Drinking Water Act to subject hydraulic fracturing operations to regulation under the Act’s Underground Injection Control Program to require disclosure of chemicals used in the hydraulic fracturing process.

Scrutiny of hydraulic fracturing activities continues in other ways.  The federal government is currently undertaking several studies of hydraulic fracturing’s potential impact.  Several states, including Kansas, where our current leased properties are located, have also proposed or adopted legislative or regulatory restrictions on hydraulic fracturing.  We cannot predict whether any other legislation will ever be enacted and if so, what its provisions would be.  If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal or state level, it could lead to delays, increased operating costs and process prohibitions that would materially adversely affect our revenue and results of operations.

The National Environmental Policy Act, or NEPA, establishes a national environmental policy and goals for the protection, maintenance and enhancement of the environment and provides a process for implementing these goals within federal agencies.  A major federal agency action having the potential to significantly impact the environment requires review under NEPA.  Many of our planned activities and those of any of our potential third-party operating partners are covered under categorical exclusions which results in a shorter NEPA review process.  The Council on Environmental Quality has announced an intention to reinvigorate NEPA reviews and on March 12, 2012, issued final guidance that may result in longer review processes that could lead to delays and increased costs that could materially adversely affect our revenues and results of operations.

Climate Change

Significant studies and research have been devoted to climate change and global warming, and climate change has developed into a major political issue in the United States and globally.  Certain research suggests that greenhouse gas emissions contribute to climate change and pose a threat to the environment. Recent scientific research and political debate has focused in part on carbon dioxide and methane incidental to oil and natural gas exploration and production.

In the United States, legislative and regulatory initiatives are underway to limit greenhouse gas emissions. The U.S. Congress has considered legislation that would control GHG emissions through a “cap and trade” program and several states have already implemented programs to reduce GHG emissions.  The U.S. Supreme Court determined that GHG emissions fall within the federal Clean Air Act, or the CAA, definition of an “air pollutant,” and in response the EPA promulgated an endangerment finding paving the way for regulation of GHG emissions under the CAA. In 2010, the EPA issued a final rule, known as the “Tailoring Rule,” that makes certain large stationary sources and modification projects subject to permitting requirements for greenhouse gas emissions under the Clean Air Act.

In addition, in September 2009, the EPA issued a final rule requiring the reporting of GHGs from specified large GHG emission sources in the United States beginning in 2011 for emissions in 2010.  On November 30, 2010, the EPA published a final rule expanding its existing GHG emissions reporting to include onshore and offshore oil and natural gas systems beginning in 2012. We and any of our potential third party operating partners are required to report their greenhouse gas emissions under these rules.  Because regulation of GHG emissions is relatively new, further regulatory, legislative and judicial developments are likely to occur.  Such developments may affect how these GHG initiatives will impact us.  Moreover, while the U.S. Supreme Court held in its June 2011 decision American Electric Power Co. v. Connecticut that, with respect to claims concerning GHG emissions, the federal common law of nuisance was displaced by the federal Clean Air Act, the Court left open the question of whether tort claims against sources of GHG emissions alleging property damage may proceed under state common law.  There thus remains some litigation risk for such claims.  Due to the uncertainties surrounding the regulation of and other risks associated with GHG emissions, we cannot predict the financial impact of related developments on us.

Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy.  To the extent that our products are competing with higher greenhouse gas emitting energy sources, our products would become more desirable in the market with more stringent limitations on greenhouse gas emissions.  To the extent that our products are competing with lower greenhouse gas emitting energy sources such as solar and wind, our products would become less desirable in the market with more stringent limitations on greenhouse gas emissions. We cannot predict with any certainty at this time how these possibilities may affect our operations.

The majority of scientific studies on climate change suggest that stronger storms may occur in the future in the areas where we operate, although the scientific studies are not unanimous.  Although operators may take steps to mitigate physical risks from storms, no assurance can be given that future storms will not have a material adverse effect on our business.

Existing and Probable Government Regulation to Our Current and Intended Business

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

Number of Total Employees and Number of Full-Time Employees

We have one full-time employee, E. Will Gray II, our Chief Executive Officer and director. We also currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, as well as marketing and business development.   The remuneration paid to our officers and directors is more completely described elsewhere in this Annual report in the “Executive Compensation” section.

Subsidiaries

We have one wholly owned subsidiary:  Dala Petroleum Corp., a Nevada corporation, is our sole operating subsidiary.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

The oil and natural gas industry is very competitive and the Company competes with numerous other oil and gas exploration and production companies. Numerous independent oil and gas companies, oil and gas syndicates and major oil and gas companies actively seek out and bid for oil and gas properties as well as for the services of third party providers, such as drilling companies, upon which we rely. A substantial number of our competitors have longer operating histories and substantially greater financial and personnel resources than we do, and have demonstrated the ability to operate through industry cycles.

Some of our competitors not only explore for, produce and market petroleum and natural gas, but also carry out refining operations and market the resultant products on a worldwide basis which may provide them with additional sources of capital. Larger and better capitalized competitors may be in a position to outbid us for particular prospect rights. These competitors may also be better able to withstand sustained periods of unsuccessful drilling. Larger competitors may be able to absorb the burden of any changes in laws and regulations more easily than we can, which would adversely affect our competitive position.

Patents, Trademarks, Intellectual Property

None; not applicable.

Research and Development Costs During the Last Two Fiscal Years

We are not engaged in any research or development and have not devoted any efforts to research and development since inception of the Company earlier this fiscal year.

Government Regulations

The Company is subject to federal, state and local environmental, occupational safety and health laws and regulations within the U.S. The Company strives to ensure full compliance with all regulatory requirements and is unaware of any material instances of noncompliance. In the U.S., the Company must comply with laws and regulations which include, among others:

•

the Comprehensive Environmental Response, Compensation and Liability Act;

•

the Resource Conservation and Recovery Act;

•

the Federal Water Pollution Control Act; and

•

the Toxic Substances Control Act.

Laws and regulations strictly govern the manufacture, storage, handling, transportation, use and sale of chemical products. The Company evaluates the environmental impact of its actions and attempts to quantify the cost of remediating contaminated property in order to maintain compliance with regulatory requirements and identify and avoid potential liability.

The Company may become involved in environmental litigation and claims, including remediation of properties owned or operated. No environmental litigation or claims are currently being litigated. The Company does not expect that costs related to known remediation requirements will have an adverse effect on the Company’s consolidated financial position or results of operations.

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

ITEM 1A.  RISK FACTORS

RISKS RELATED TO OUR OPERATIONS

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-K or presented elsewhere by management from time to time.

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this report that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements.  If any of the following risks actually occur, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled "Special Note Regarding Forward Looking Statements" above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

Oil and Gas Price Fluctuations in the Market May Adversely Affect the Results of Our Operations.

Our profitability, cash flows and the carrying value of our oil and natural gas properties are highly dependent upon the market prices of oil and natural gas. Substantially all of our sales of oil and natural gas, if any, are made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts.  Accordingly, the prices received for our oil and natural gas production are dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment.

Historically, the oil and natural gas markets have proven cyclical and volatile as a result of factors that are beyond our control.  Any additional declines in oil and natural gas prices or any other unfavorable market conditions could have a material adverse effect on our financial condition.

Actual Quantities of Recoverable Oil and Gas Reserves and Future Cash Flows from those Reserves Most Likely Will Vary from Our Estimates.

Estimating accumulations of oil and gas is complex. The process relies on interpretations of available geological, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions, some of which are mandated by the SEC, such as oil and gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. The accuracy of a reserve estimate is a function of:

•

the quality and quantity of available data;

•

the interpretation of that data;

•

the accuracy of various mandated economic assumptions; and

•

the judgment of the persons preparing the estimate.

Estimates of proved reserves prepared by others might differ materially from our estimates.  Actual quantities of recoverable oil and gas reserves, future production, oil and gas prices, revenues, taxes, development expenditures and operating expenses most likely will vary from our estimates.  Any significant variance could materially affect the quantities and net present value of our reserves.  In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development and prevailing oil and gas prices. Our reserves also may be susceptible to drainage by operators on adjacent properties.

Our Operations Will Require Significant Expenditures of Capital that May Not be Recovered.

We will require significant expenditures of capital in order to locate and develop producing properties and to drill exploratory and exploitation wells.  In conducting exploration, exploitation and development activities from a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, exploitation, development and production activities to be unsuccessful, potentially resulting in abandonment of the well.  This could result in a total loss of our investment.  In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

Compliance with, or Breach of, Environmental Laws Can be Costly and Could Limit Our Operations.

Our operations will be subject to numerous and frequently changing laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection.  Any properties we might own for the exploration and production of oil and gas and the wastes disposed on these properties may be subject to the Comprehensive Environmental Response, Compensation and Liability Act, the Oil Pollution Act of 1990, the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act and analogous state laws.  Under such laws, we could be required to remove or remediate previously released wastes or property contamination.  Laws and regulations protecting the environment have generally become more stringent and may, in some cases, impose “strict liability” for environmental damage.  Strict liability means that we may be held liable for damage without regard to whether we were negligent or otherwise at fault.  Environmental laws and regulations may expose us to liability for the conduct of or conditions caused by others or for acts that were in compliance with all applicable laws at the time they were performed.  Failure to comply with these laws and regulations may result in the imposition of administrative, civil and criminal penalties.

Although we believe that our operations are in substantial compliance with existing requirements of governmental bodies, our ability to conduct continued operations is subject to satisfying applicable regulatory and permitting controls. Our current permits and authorizations and ability to get future permits and authorizations may be susceptible on a going forward basis, to increased scrutiny, greater complexity resulting in increased costs, or delays in receiving appropriate authorizations.

We are Subject to Changing Laws and Regulations and Other Governmental Actions that Can Significantly and Adversely Affect Our Business.

Federal, state, local, territorial and foreign laws and regulations relating to tax increases and retroactive tax claims, disallowance of tax credits and deductions, expropriation or nationalization of property, mandatory government participation, cancellation or amendment of contract rights, and changes in import and export regulations, limitations on access to exploration and development opportunities, as well as other political developments may affect our operations.

Because Of The Speculative Nature Of Oil And Gas Exploration, There Is Risk That We Will Not Find Commercially Exploitable Oil And Gas And That Our Business Will Fail.

The search for commercial quantities of oil and natural gas as a business is extremely risky. We cannot provide investors with any assurance that any properties in which we obtain a mineral interest will contain commercially exploitable quantities of oil and/or gas.  The exploration expenditures to be made by us may not result in the discovery of commercial quantities of oil and/or gas.  Problems such as unusual or unexpected formations or pressures, premature declines of reservoirs, invasion of water into producing formations and other conditions involved in oil and gas exploration often result in unsuccessful exploration efforts. If we are unable to find commercially exploitable quantities of oil and gas, and/or we are unable to commercially extract such quantities, we may be forced to abandon or curtail our business plan, and as a result, any investment in us may become worthless.

We May Not Produce Any Oil or Gas.

We are an exploratory company and we may not actually discover or produce any oil or gas.

The Oil and Gas we Produce May Not be Readily Marketable at the Time of Production.

Crude oil, natural gas, condensate and other oil and gas products are generally sold to other oil and gas companies, government agencies and other industries.  The availability of ready markets for oil and gas that we might discover and the prices obtained for such oil and gas depend on many factors beyond our control, including:

•

the extent of local production and imports of oil and gas,

•

the proximity and capacity of pipelines and other transportation facilities,

•

fluctuating demand for oil and gas,

•

the marketing of competitive fuels, and

•

the effects of governmental regulation of oil and gas production and sales.

Natural gas associated with oil production is often not marketable due to demand or transportation limitations and is often flared at the producing well site.  Pipeline facilities do not exist in certain areas of exploration and, therefore, we intend on utilizing trucks to transport any oil that is discovered.

The Price Of Oil And Natural Gas Has Historically Been Volatile.  If It Were To Decrease Substantially, Our Projections, Budgets And Revenues Would Be Adversely Affected, Potentially Forcing Us To Make Changes In Our Operations.

Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•

the level of consumer demand for oil and natural gas;

•

the domestic and foreign supply of oil and natural gas;

•

the ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;

•

the price of foreign oil and natural gas;

•

domestic governmental regulations and taxes;

•

the price and availability of alternative fuel sources;

•

weather conditions;

•

market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and

•

worldwide economic conditions.

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices affect our revenues, and could reduce the amount of oil and natural gas that we can produce economically.  Accordingly, such declines could have a material adverse effect on our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline in value, or become worthless.

Because Of The Inherent Dangers Involved In Oil And Gas Operations, There Is A Risk That We May Incur Liability Or Damages As We Conduct Our Business Operations, Which Could Force Us To Expend A Substantial Amount Of Money In Connection With Litigation and/or A Settlement.

The oil and natural gas business involves a variety of operating hazards and risks such as well blowouts, pipe failures, casing collapse, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, spills, pollution, releases of toxic gas and other environmental hazards and risks. These hazards and risks could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations. In addition, we may be liable for environmental damages caused by previous owners of property purchased and leased by us. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties and/or force us to expend substantial monies in connection with litigation or settlements. We currently have no insurance to cover such losses and liabilities, and even if insurance is obtained, there can be no assurance that it will be adequate to cover any losses or liabilities. We cannot predict the availability of insurance or the availability of insurance at premium levels that justify our purchase. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect our financial condition and operations. We may elect to self-insure if management believes that the cost of insurance, although available, is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations, which could lead to any investment in us becoming worthless.

We May Encounter Operating Hazards that May Result in Substantial Losses.

We will be subject to operating hazards normally associated with the exploration and production of oil and gas, including hurricanes, blowouts, explosions, oil spills, cratering, pollution, earthquakes, labor disruptions and fires.  The occurrence of any such operating hazards could result in substantial losses to us due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties.  We maintain insurance coverage limiting financial loss resulting from certain of these operating hazards.  We do not maintain full insurance coverage for all matters that may adversely affect our operations, including war, terrorism, nuclear reactions, government fines, treatment of waste, blowout expenses, wind damage and business interruptions.  Losses and liabilities arising from uninsured or underinsured events could reduce our revenues or increase our costs. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards.  We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

We Face Strong Competition From Larger Oil and Gas Companies, which Could Result in Adverse Effects on Our Business.

The exploration and production business is highly competitive.  Many of our competitors have substantially larger financial resources, staffs and facilities.  Our competitors in the United States include numerous major oil and gas exploration and production companies. Additionally, other companies engaged in our line of business may compete with us from time to time in obtaining capital from investors.  Competitors include larger companies which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage.  Actual or potential competitors may be strengthened through the acquisition of additional assets and interests.  Additionally, there are numerous companies focusing their resources on creating fuels and/or materials which serve the same purpose as oil and gas, but are manufactured from renewable resources.

Our Estimates Of The Volume Of Reserves Could Have Flaws, Or Such Reserves Could Turn Out Not To Be Commercially Extractable. As A Result, Our Future Revenues And Projections Could Be Incorrect.

Estimates of reserves and of future net revenues prepared by different petroleum engineers may vary substantially depending, in part, on the assumptions made and may be subject to adjustment either up or down in the future. Our actual amounts of production, revenue, taxes, development expenditures, operating expenses, and quantities of recoverable oil and gas reserves may vary substantially from the estimates.  Oil and gas reserve estimates are necessarily inexact and involve matters of subjective engineering judgment. In addition, any estimates of our future net revenues and the present value thereof are based on assumptions derived in part from historical price and cost information, which may not reflect current and future values, and/or other assumptions made by us that only represent our best estimates. If these estimates of quantities, prices and costs prove inaccurate, we may be unsuccessful in expanding our oil and gas reserves base with our acquisitions. Additionally, if declines in and instability of oil and gas prices occur, then write downs in the capitalized costs associated with any oil and gas assets we obtain may be required. Because of the nature of the estimates of our reserves and estimates in general, we can provide no assurance that reductions to our estimated proved oil and gas reserves and estimated future net revenues will not be required in the future, and/or that our estimated reserves will be present and/or commercially extractable. If our reserve estimates are incorrect, the value of our common stock could decrease and we may be forced to write down the capitalized costs of our oil and gas properties.

Our Business Will Suffer If We Cannot Obtain Or Maintain Necessary Licenses.

Our operations will require licenses, permits and in some cases renewals of licenses and permits from various governmental authorities. Our ability to obtain, sustain or renew such licenses and permits on acceptable terms is subject to change in regulations and policies and to the discretion of the applicable governments, among other factors.  Our inability to obtain, or our loss of or denial of extension of, any of these licenses or permits could hamper our ability to produce revenues from our operations.

Our Operations are Subject to Various Litigation that Could Have an Adverse Effect on Our Business.

From time to time we may become a defendant in various litigation matters.  The nature of our operations exposes us to further possible litigation claims in the future.  There is risk that any matter in litigation could be adversely decided against us regardless of our belief, opinion and position, which could have a material adverse effect on our financial condition and results of operations.  Litigation is highly costly and the costs associated with defending litigation could also have a material adverse effect on our financial condition.

We May be Affected by Global Climate Change or by Legal, Regulatory, or Market Responses to Such Change.

The growing political and scientific sentiment is that increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere are influencing global weather patterns.  Changing weather patterns, along with the increased frequency or duration of extreme weather conditions, could impact the availability or increase the cost to produce our products.  Additionally, the sale of our products can be impacted by weather conditions.

Concern over climate change, including global warming, has led to legislative and regulatory initiatives directed at limiting the greenhouse gas emissions.  For example, proposals that would impose mandatory requirements on greenhouse gas emissions continue to be considered by policy makers in the territories we operate.  Laws enacted that directly or indirectly affect our oil and gas production could impact our business and financial results.

If Oil Or Natural Gas Prices Decrease Or Drilling Efforts Are Unsuccessful, We May Be Required To Record Writedowns Of Our Oil And Natural Gas Properties.

We could be required to write down the carrying value of certain of our oil and natural gas properties.  Writedowns may occur when oil and natural gas prices are low, or if we have downward adjustments to our estimated proved reserves, increases in our estimates of operating or development costs, deterioration in drilling results or mechanical problems with wells where the cost to redrill or repair is not supported by the expected economics.

Accounting rules require that the carrying value of oil and natural gas properties be periodically reviewed for possible impairment.  Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, which is tested on a quarterly basis, an impairment is recognized.  While an impairment charge reflects our long-term ability to recover an investment, reduces our reported earnings and increases our leverage ratios, it does not impact cash or cash flow from operating activities.

Our Future Success Depends On Our Ability To Replace Reserves That Are Produced.

Because the rate of production from oil and natural gas properties generally declines as reserves are depleted, our future success depends upon our ability to economically find or acquire and produce additional oil and natural gas reserves. Except to the extent that we acquire additional properties containing proved reserves, conduct successful exploration and development activities or, through engineering studies, identify additional behind-pipe zones or secondary recovery reserves, our proved reserves will decline as our reserves are produced. Future oil and natural gas production, therefore, is highly dependent upon our level of success in acquiring or finding additional reserves that are economically recoverable. We cannot assure you that we will be able to find or acquire and develop additional reserves at an acceptable cost.

We may acquire significant amounts of unproved property to further our development efforts. Development and exploratory drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We may acquire both proved and producing properties as well as undeveloped acreage that we believe will enhance growth potential and increase our earnings over time. However, we cannot assure you that all of these properties will contain economically viable reserves or that we will not abandon our initial investments.  Additionally, we cannot assure you that unproved reserves or undeveloped acreage that we acquire will be profitably developed, that new wells drilled on our properties will be productive or that we will recover all or any portion of our investments in our properties and reserves.

Our Lack of Industry and Geographical Diversification May Increase the Risk of an Investment in Our Company.

We operate exclusively in the oil and gas sector and our leases in are north central Kansas. This lack of geographic diversification may make our holdings more sensitive to economic developments within a regional area, which may result in reduced rates of return or higher rates of default than might be incurred with a company that is more geographically diverse.

Our Business Depends On Oil And Natural Gas Transportation And Processing Facilities And Other Assets That Are Owned By Third Parties.

The marketability of our oil and natural gas depends in part on the availability, proximity and capacity of pipeline systems, processing facilities, oil trucking fleets and rail transportation assets owned by third parties.  The lack of available capacity on these systems and facilities, whether as a result of proration, physical damage, scheduled maintenance or other reasons, could result in the delay or discontinuance of development plans for our properties.  The curtailments arising from these and similar circumstances may last from a few days to several months.

Our Undeveloped Leasehold Acreage Is Subject To Leases That Will Expire Over The Next Several Years Unless Production Is Established Or Operations Are Commenced On Units Containing The Acreage Or The Leases Are Extended.

None of our acreage is currently held by production or held by operations.  Unless production in paying quantities is established or operations are commenced on units containing these leases during their terms, the leases will expire. If our leases expire and we are unable to renew the leases, we will lose our right to develop the related properties.

The Loss Of The Sole Member Of Our Management Team, Upon Whose Knowledge, Relationships With Industry Participants, Leadership And Technical Expertise We Rely Could Diminish Our Ability To Conduct Our Operations, And Harm Our Ability To Execute Our Business Plan.

Our success depends heavily upon the continued contributions of the sole member of our management team whose knowledge, relationships with industry participants, leadership and technical expertise would be difficult to replace.  In particular, our ability to successfully acquire additional properties, to increase our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements depends on developing and maintaining close working relationships with industry participants.  In addition, our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment is dependent on Mr. Gray’s knowledge and expertise in the industry.  To continue to develop our business, we rely on Mr. Gray’s knowledge and expertise in the industry and will use our management team’s relationships with industry participants, specifically those of Mr. Gray our Chief Executive Officer, to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and natural gas companies.

Although Mr. Gray has entered into an employment agreement with us, he may terminate his employment with our Company at any time.  If we were to Mr. Gray, we may not be able to replace the knowledge that he possesses.  In addition, we may not be able to establish or maintain strategic relationships with industry participants.  If we were to lose the services of the sole member of our management team, our ability to conduct our operations and execute our business plan could be materially harmed.

Deficiencies Of Title To Our Leased Interests Could Significantly Affect Our Financial Condition.

We typically incur the expense of a title examination prior to acquiring oil and natural gas leases or undivided interests in oil and natural gas leases or other developed rights. If an examination of the title history of a property reveals that an oil or natural gas lease or other developed rights have been purchased in error from a person who is not the owner of the mineral interest desired, our interest would substantially decline in value or be eliminated. In such cases, the amount paid for such oil or natural gas lease or leases or other developed rights may be lost.

RISKS RELATED TO OUR SECURITIES

Our Stock Price May be Volatile, which May Result in Losses to Our Shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the over-the-counter Bulletin Board quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

•

variations in our operating results;

•

changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;

•

changes in operating and stock price performance of other companies in our industry;

•

additions or departures of key personnel; and

•

future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

Our Common Shares May Become Thinly Traded and You May be Unable to Sell at or Near Ask Prices, or at All.

We cannot predict the extent to which an active public market for trading our common stock will be sustained.

This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community who generate or influence sales volume.  Even if we came to the attention of such persons, those persons tend to be risk-averse and may be reluctant to follow, purchase, or recommend the purchase of shares of an unproven company such as ours until such time as we become more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

The market price for our common stock is particularly volatile given our status as a relatively small company, which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the volatility of our share price.

Because the SEC Imposes Additional Sales Practice Requirements on Brokers Who Deal in Shares of Penny Stocks, Some Brokers May be Unwilling to Trade Our Securities. This Means that You May have Difficulty Reselling Your Shares, which May Cause the Value of Your Investment to Decline.

Our shares are classified as penny stocks and are covered by Section 15(g) of the Exchange Act which imposes additional sales practice requirements on brokers-dealers who sell our securities. For sales of our securities, broker-dealers must make a special suitability determination and receive a written agreement prior from you to making a sale on your behalf. Because of the imposition of the foregoing additional sales practices, it is possible that broker-dealers will not want to make a market in our common stock. This could prevent you from reselling your shares and may cause the value of your investment to decline.

Financial Industry Regulatory Authority (FINRA) Sales Practice Requirements May Limit Your Ability to Buy and Sell Our Common Stock, which Could Depress the Price of Our Shares.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our shares, have an adverse effect on the market for our shares, and thereby depress our share price.

Volatility in Our Common Share Price May Subject Us to Securities Litigation.

The market for our common stock is characterized by significant price volatility as compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our Business is Subject to Changing Regulations Related to Corporate Governance and Public Disclosure that have Increased Both Our Costs and the Risk of Noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices.

We Will Incur Increased Costs and Compliance Risks as a Result of Being a Public Company.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC and FINRA.  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Sales of Our Currently Issued and Outstanding Stock May Become Freely Tradable Pursuant to Rule 144 and May Dilute the Market for Your Shares and have a Depressive Effect on the Price of the Shares of Our Common Stock.

A majority of the outstanding shares of our common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”) (“Rule 144”). As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that one year following a company ceasing to be a “shell company” and filing Form 10 information with the SEC to that effect, a non-affiliate who has held restricted securities for a period of at least six months may sell their shares of common stock. Under Rule 144, affiliates who have held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1% of a company’s outstanding shares of common stock or the average weekly trading volume during the four calendar weeks prior to the sale (the four calendar week rule does not apply to companies quoted on the OTCQB). Pursuant to Rule 144, shareholders must wait at least one year from the date of our filing of a Form 8-K with requisite Form 10 information to avail themselves of Rule 144 unless we file a registration statement for the sale of such shares prior thereto. The Company did file a registration statement on Form S-1 registering 1,973,333 shares of common stock of the Company. A sale under Rule 144 or under any other exemption from the Securities Act, if available, or pursuant to subsequent registrations of our shares may dilute the market and have a depressive effect on the price of the shares of our common stock.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements. We may be unable to continue to operate without the threat of liquidation for the foreseeable future.

Our report from our independent registered public accounting firm issued in connection with the audited financial statements of our Company for the last fiscal period includes an explanatory paragraph expressing “substantial doubt about its ability to continue as a going concern,” because the Company is in the exploration stage and, accordingly, has not yet generated revenues from operations.  The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. Failure to obtain additional financing would have a material adverse effect on our business operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

No Established Market for Common Stock.

On June 14, 2007, our common stock was approved for trading on the OTC Bulletin Board of the NASD under the symbol “WSPD.” Since that time, there have been few trades and a limited volume of shares sold on the OTC Bulletin Board. There is currently no established trading market for such shares and there can be no assurance that such a market will ever develop or be maintained. Any market price for shares of common stock of our Company may be very volatile, and numerous factors beyond the control of our Company may have a significant effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may adversely affect the market price of our Company’s common stock in any market that may develop. Sales of “restricted securities” under Rule 144 may also have an adverse effect on any market that may develop.

Risks of “Penny Stock”

Our Company’s common stock may be deemed to be “penny stock” as that term is defined in Section 240.3a511 of the Exchange Act. Penny stocks are stocks (i) with a price of less than five dollars per share; (ii) that are not traded on a “recognized” national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQlisted stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than $6,000,000 for the last three years.

Section 15(g) of the Exchange Act and Rule 15g2 of the Securities and Exchange Commission require brokerdealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in our Company’s common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.”

Moreover, Rule 15g9 of the Securities and Exchange Commission requires brokerdealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the brokerdealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the brokerdealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our Company’s common stock to resell their shares to third parties or to otherwise dispose of them.

There has been no “established public market” for the Company’s common stock. On June 14, 2007, our Company obtained a trading symbol “WSPD” on the OTC Bulletin Board of the NASD. At such time as our Company completes a merger or acquisition transaction, if at all, we may attempt to qualify for quotation on either NASDAQ or a national securities exchange. However, at least initially, any trading in our common stock will most likely be conducted in the overthecounter market in the pink sheets, the OTCQB or the OTC Bulletin Board.

Our common stock is expected to be traded over the counter, which may deprive stockholders of the full value of their shares.

Our common stock is quoted via the OTC Bulletin Board. Accordingly, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

Need for any Governmental Approval of Principal Products of Services.

We are subject to all governmental approval requirements for an oil and gas exploration company. The oil exploration industry is a highly-regulated industry, and the Company will need to obtain certain government approvals for its operations, including a license as an operator in the state of Kansas once the Company begins to operate the wells on the leases of the Property.

We May Not be Able to Effectively Manage Our Growth.

Our strategy envisions growing our business.  Any growth in or expansion of our business is likely to continue to place a strain on our management and administrative resources, infrastructure and systems.  As with other growing businesses, we expect that we will need to further refine and expand our business development capabilities, our systems and processes and our access to financing sources.  We also will need to hire, train, supervise and manage new employees.  These processes are time consuming and expensive, will increase management responsibilities and will divert management attention.  We cannot assure you that we will be able to:

•

expand our products effectively or efficiently or in a timely manner;

•

allocate our human resources optimally;

•

meet our capital needs;

•

identify and hire qualified employees or retain valued employees; or

•

incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth and expansion effectively could harm our business and materially and adversely affect our operating results and financial condition.

We Will be Required to Attract and Retain Top Quality Talent to Compete in the Marketplace.

We believe our future growth and success will depend in part on our ability to attract and retain highly skilled managerial, operational, and finance personnel.  There can be no assurance of success in attracting and retaining such personnel.  Shortages in qualified personnel could limit our ability to drill for oil and continue the exploration of the Property.

We Will be Subject to Evolving and Expensive Corporate Governance Regulations and Requirements.  Our Failure to Adequately Adhere to These Requirements or the Failure or Circumvention of Our Controls and Procedures Could Seriously Harm our Business.

As a publicly traded company, we are subject to various federal, state and other rules and regulations, including applicable requirements of the Sarbanes-Oxley Act of 2002.  Compliance with these evolving regulations is costly and requires a significant diversion of management time and attention, particularly with regard to our disclosure controls and procedures and our internal control over financial reporting.  Our internal controls and procedures may not be able to prevent errors or fraud in the future.  Faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established controls and procedures may make it difficult for us to ensure that the objectives of the control system are met.  A failure of our controls and procedures to detect other than inconsequential errors or fraud could seriously harm our business and results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We do not own any property but do have the rights to engage in oil exploration and development on approximately 300 leases in North central Kansas with total acreage of approximately 80,000 acres.  The cost of the 300 lease assets was $1,898,947.

Our principal executive office is located in Midland, Texas and is leased to us at approximately $1,300 per month.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD” [now “FINRA”]) on June 14, 2007, under the symbol “WSPD.” Beginning September 2014, our common stock is listed under the symbol “DALP” on the OTC Bulletin Board. No assurance can be given that any market for our common stock will develop or be maintained.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2012	High	Low
October 1 – December 31.0015		.0015
2013
January 1 – March 31.0015		.0015
April 1 – June 30.01		.01
July 1 – September 30.01		.01
October 1 – December 31.0015		.0015
2014
January 1 – March 31.0015		.0015
April 1 – June 30	1.05	.0015
July 1 – September 30	1.34	1.10

These prices were obtained from the National Quotation Bureau, Inc. (“NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have 581 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 2, 2014, according to the Merger Agreement entered into between the Company and Dala Petroleum Corp., we issued 10,000,000 shares of common stock to the sole shareholder of Dala Petroleum Corp. as consideration for the Merger.

On June 2, 2014, the Company also issued incentive stock options in connection with the Merger. The Company’s newly-appointed Chief Executive Officer and Directors were granted a total of 600,000 stock options. Mr. Gray was granted 400,000 stock options at an exercise price of $0.70 that will vest over six years (unless there is a change of control of the Company or if Dala’s operations are acquired by a third party, at which time all the unvested stock options granted under the Plan will immediately vest and be exercisable). Mr. Cottman and Mr. Wimbish were each granted 100,000 stock options at an exercise price of $0.70 that will vest over six years (unless there is a change in control of the Company or if Dala’s operations are acquired by a third party, at which time all the unvested stock options granted under the Plan will immediately vest and be exercisable).

On June 3, 2014, we closed a private placement Offering through which we sold a total of 2,025 shares of Series A 6% Convertible Preferred Stock to thirteen accredited investors. Each share of Series A 6% Convertible Preferred Stock sold is convertible into common stock at the shareholder’s election at the rate of $0.70 and each share of Series A 6% Convertible Preferred Stock included 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 within three years of the “Effective Date” as defined in the Stock Purchase Agreement for the Offering.

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock.

Use of Proceeds of Registered Securities

Proceeds received during the fiscal year ended September 30, 2014, from the sale of registered securities, will primarily be used for drilling, seismic tests, technical services, and general working capital, including general and administrative expenses.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect Dala’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Results of Operations

During the period ended September 30, 2014, covering the period from inception of January 17, 2014 to September 30, 2014, the Company generated no revenue from operations.  The Company currently supports operations through its financing activities through the sale of equity.  As the current period is the inaugural annual period of the entity, no comparable information exists for the prior period.

During the period ended September 30, 2014, covering the period from inception of January 17, 2014 to September 30, 2014, we had a net loss from operations of approximately $660,000, resulting primarily from approximately $400,000 in general and administrative expenses, and $260,000 in impairment of oil and natural gas properties.  The expenses related to the impairment of oil and natural gas properties are primarily comprised of approximately $172,000 for geological and geophysical costs “G & G costs” that were properly capitalized, for which the property was not subsequently acquired.  Under the full cost method of accounting, if G&G costs cannot be directly associated with specific unevaluated properties, they shall be included in the amortization base as incurred.  As the Company has no proved reserves as of September 30, 2014, any balance in the amortization base is effectively impaired under the ceiling test. The remaining impairment expenses, of which is directly related to our oil and gas properties, is approximately $89,000 in drilling expenses related to dry holes written off as impairment cost.  General and administrative expenses are primarily comprised of approximately $191,000 in professional, legal and accounting expenses, $65,000 in salaries expense, $24,000 in insurance expense, and $44,000 in stock based compensation expense, comprising 47.8%, 16.3%, 6.0% and 11.0% of total general and administrative expenses, respectively.

Non-operating expenses for the period ended September 30, 2014, covering the period from inception of January 17, 2014 to September 30, 2014, unfavorably impacted our net loss from operations. During that period, our net loss increased by approximately $2.1 million, primarily related to a $2.0 million loss as a result in the change in the fair value of our derivatives, coupled with $49,000 in additional expenses related to registration rights payments.

Additionally, the Company recognized preferred stock dividends of approximately $39,000as of the year ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2014, we have approximately $1.2 million in cash and cash equivalents on hand. Currently, the Company obtains cash for operating expenses through methods of financings, primarily the issuance of convertible preferred shares of stock for cash.

The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next 6 months with existing cash on hand and issuance of equity securities.  There is no assurance funds will continue to be available through these methods of financing operations until the Company begin generating revenue from operations.

Cash Flow Information for the Year Ended September 30, 2014

Cash Flow from Operations

During the period ended September 30, 2014, covering the period from inception of January 17, 2014 to September 30, 2014, cash flow used in operating activities were approximately $356,000.  As this is the Company’s inaugural year, no comparable period exist.  Cash flows used in operating activities was primarily attributable to the Company’s net loss for the period of approximately $2.7 million.

The Company recognized noncash items offsetting the net loss of approximately $2.3 million, which consisted primarily of approximately $2.0 million in losses recognized as a result in the changes in the fair value of derivatives, as well as $261,000 for professional expenses related to the assessment of oil and gas properties ultimately not acquired by the Company and the immediate expensing of dry hole costs.  In addition, the Company incurred $44,000 of stock-based compensation expenses.

Also partially offsetting the net loss was positive working capital of approximately $49,000, comprised of increases in accounts payable of $55,000, increase in our registration rights liability of $18,000, and increase in liabilities due to related parties of $11,000. Partially offsetting the working capital items noted above, was an increase in prepaid assets of approximately $34,000 related to capitalized insurance costs for the annual period.

Cash Flows from Investing Activities

During the period ended September 30, 2014, covering the period from inception of January 17, 2014 to September 30, 2014, cash flow used in investing activities were approximately $412,000.  As this is the Company’s inaugural year, no comparable period exist.  Cash flows used in investing activities comprised of $151,000 for repayment of liabilities resulting from our reverse merger with Westcott and $261,000 in cost paid for due diligence on prospect properties ultimately not acquired and also in efforts to locate viable resources for production from our oil and gas properties.

Cash Flows from Financing Activities

During the period ended September 30, 2014, covering the period from inception of January 17, 2014 to September 30, 2014, cash flow provided by financing activities were approximately $2.0 million.  As this is the Company’s inaugural year, no comparable period exist.  The funds provided by financing were comprised primarily of approximately $2.0 million in cash proceeds received from the issuance of convertible preferred stock, net of offering costs.

Future Outlook

As the Company did not generate any revenue during the period ended September 30, 2014, covering the period from inception of January 17, 2014 to September 30, 2014, we have been dependent on debt and equity financing to support our operations.  In addition to our net losses for the period of $2,721,084, we have experienced negative cash flows from operations of $356,241, and have an accumulated deficit of approximately $2,751,572. These factors raise substantial doubt about our ability to continue as a going concern.

In order to obtain capital, we may need to sell additional shares of our common stock, preferred stock, or debt securities, or borrow funds from private lenders or banking institutions. There can be no assurance that we will be successful in obtaining additional funding in the amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Plan of Operation

Our revenues and future profitability are substantially dependent on our ability to generate revenue from our operations.  In order to endeavor to successfully meet our goals the Company plans to execute or implement the following measures.  Our plan of operation for the next 12 months is to implement our business strategy to create value for our shareholders. Key elements of our business strategy will include:

•

Development and exploration of our existing oil and gas leases in the North American Rift System is our primary objective. Our current acreage position consists of 100% working interest and will require the Company to register as a licensed Oil and Gas Operator within the State of Kansas;

•

To selectively participate, on a non-operated basis, in seismically driven prospects that correspond geologically with our existing footprint within the State of Kansas;

•

Our goal is to remain financially strong, yet flexible, through the prudent management of our current limited cash resources;

•

To complement our organic growth strategy, we will seek to aggregate existing production in order to accelerate the Company’s production and reserve profile;

•

Once the Company has reached a set level of daily production, we will evaluate the use of a variety of derivatives to lock in current value and hedge against any potential downturn in crude oil pricing;

•

Retaining qualified personnel to carry out the Company’s growth strategy.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal period ended September 30, 2014, covering the period from inception of January 17, 2014 to September 30, 2014.

Critical Accounting Policies and Estimates

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended September 30, 2014.

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

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of September 30, 2014, the Company had no outstanding obligations related to ARO liability.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of September 30, 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Loss per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended September 30, 2014, the potentially dilutive shares totaling 6,386,582 are anti-dilutive and are thus not added into the loss per share calculations.  Due to the anti-dilutive impact the weighted average dilutive shares outstanding for the period ended September 30, 2014, for basic and dilutive shares, are the same.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company chose to adopt ASU No. 2014-10 early, effective in its financial statements for the period ended September 30, 2014.

In August 2014,  the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”),  Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

The company has evaluated all other recent accounting pronouncements and believes that none of them will have a significant effect on the company’s financial statement.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The price of oil and natural gas has historically been volatile. If it were to decrease substantially, our projections, budgets and revenues would be adversely affected, potentially forcing us to make changes in our operations. Our future financial condition, results of operations and the carrying value of any oil and natural gas interests we acquire will depend primarily upon the prices paid for oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile in the future, especially given current world geopolitical conditions. Our cash flows from operations are highly dependent on the prices that we receive for oil and natural gas. This price volatility also affects the amount of our cash flows available for capital expenditures and our ability to borrow money or raise additional capital. The prices for oil and natural gas are subject to a variety of additional factors that are beyond our control. These factors include:

•

The level of consumer demand for oil and natural gas;

•

The domestic and foreign supply of oil and natural gas;

•

The ability of the members of the Organization of Petroleum Exporting Countries (“OPEC”) to agree to and maintain oil price and production controls;

•

The price of foreign oil and natural gas;

•

Domestic governmental regulations and taxes;

•

The price and availability of alternative fuel sources;

•

Weather conditions;

•

Market uncertainty due to political conditions in oil and natural gas producing regions, including the Middle East; and

•

Worldwide economic conditions.

These factors as well as the volatility of the energy markets generally make it extremely difficult to predict future oil and natural gas price movements with any certainty. Declines in oil and natural gas prices affect our revenues, and could reduce the amount of oil and natural gas that we can produce economically. Accordingly, such declines could have a material adverse effect on our financial condition, results of operations, oil and natural gas reserves and the carrying values of our oil and natural gas properties. If the oil and natural gas industry experiences significant price declines, we may be unable to make planned expenditures, among other things. If this were to happen, we may be forced to abandon or curtail our business operations, which would cause the value of an investment in us to decline in value, or become worthless.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DALA PETROLEUM CORP.

FINANCIAL STATEMENTS

September 30, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dala Petroleum Corp.

We have audited the accompanying balance sheet of Dala Petroleum Corp. (the Company) as of September 30, 2014, and the related statements of operations, stockholders’ deficit, and cash flows for the period from inception on January 17, 2014 through September 30, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dala Petroleum Corp. as of September 30, 2014, and the results of its operations and cash flows for the period from inception on January 17, 2014 through September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company is in the pre-production stage and, accordingly, has not yet generated revenues, has negative cash flows from operations and has incurred net losses for the period from inception on January 17, 2014 through September 30, 2014. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

December 5, 2014

DALA PETROLEUM CORP.

CONSOLIDATED BALANCE SHEET

September 30, 2014

September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,182,024
Receivables	1,782
Prepaid assets	34,104
Total current assets	1,217,910

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	1,898,947

TOTAL ASSETS	$3,116,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$55,208
Due to related parties	11,292
Registration rights liability	18,225
Total current liabilities	84,725

Derivative liabilities	2,819,739

Total liabilities	2,904,464

Commitments and contingencies

Series A 6% preferred convertible stock, 50,000,000 authorized, $0.001 par, 2,025 issued and outstanding	1,313,956

Stockholders' deficit:
Common Stock 50,000,000 shares authorized having a par value of $0.001 per share; 12,500,000 shares issued and outstanding	12,500
Additional paid-in capital	1,637,509
Accumulated deficit	(2,751,572)
Total stockholders' deficit	(1,101,563)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,116,857

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period from Inception (January 17) Through September 30, 2014

Period from Inception (January 17, 2014) to September 30, 2014
Revenues	$-

Operating expenses:
General and administrative	399,567
Impairment of oil and natural gas properties	260,723
Total costs and expenses	660,290

Net loss from operations	(660,290)

Non-operating expenses:
Loss on derivative valuation	(2,001,932)
Registration rights expense	(48,600)
Interest expense	(1,262)
Total non-operating expenses	(2,051,794)

Net loss	(2,712,084)

Dividends on preferred stock	(39,488)

Net loss attributable to common share holders	$(2,751,572)

Basic and diluted loss per share	$(0.43)

Weighted average number of shares outstanding - basic and diluted	6,376,953

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Period from Inception (January 17) through September 30, 2014

			Additional
	Common Stock		Paid-in	Accumulated	Total
	Shares	Par Value	Capital	Deficit	Equity (Deficit)

Balance at Inception (January 17, 2014)	-	$-	$-	$-	$-
Contributed assets in exchange for common stock	10,000,000	10,000	1,888,947		1,898,947
Recapitalization from Reverse Merger	2,500,000	2,500	(154,024)	-	(151,524)
Derivatives related to preferred stock and warrants	-	-	(106,763)	-	(106,763)
Offering costs related to issuance of preferred stock	-	-	(35,000)	-	(35,000)
Stock-based compensation	-	-	44,349	-	44,349
Dividends on preferred stock	-	-	-	(39,488)	(39,488)
Net loss	-	-	-	(2,712,084)	(2,712,084)
Balance, September 30, 2014	12,500,000	$12,500	$1,637,509	$(2,751,572)	$(1,101,563)

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from Inception (January 17) through September 30, 2014

Period from Inception (January 17, 2014) to September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,712,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and natural gas properties	260,723
Loss on changes in fair value of derivatives	2,001,932
Stock-based compensation	44,349
Changes in operating assets and liabilities:
Accounts receivable – related party	(1,782)
Prepaid assets	(34,104)
Accounts payable	55,208
Registration rights liability	18,225
Due to related parties	11,292
NET CASH USED IN OPERATING ACTIVITIES	(356,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment of net liabilities from Westcott in Reverse Merger	(151,524)
Cash paid for oil and natural gas properties	(260,723)
NET CASH USED IN INVESTING ACTIVITIES	(412,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible preferred stock, net of offering costs	1,990,000
Payments of dividends on preferred stock	(39,488)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,950,512

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,182,024

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,182,024

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-
Interest	$1,262

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for oil and natural gas properties	$1,898,947
Derivative liabilities related to preferred stock and warrants	$817,807

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP

NOTES TO FINANCIAL STATEMENTS

For the period from inception (January 17) through September 30, 2014

NOTE 1 – ORGANIZATION

In June 2014, the Board of Directors of the Company, with the consent of a majority of the shareholders, approved the change of the Company name to Dala Petroleum Corp.  The Company mailed an information statement to the shareholders in July 2014. Effective August 18, 2014, Dala Petroleum Corp., changed its’ name from Westcott Products Corporation.  Any reference to Dala Petroleum Corp. or Westcott Products Corporation are herein utilized interchangeably and refer to the same entity, Dala Petroleum Corp.

Westcott Products Corporation (the “Company” or “Dala”) was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation.

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

NOTE 3 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America ("GAAP”).  The consolidated financial statements include the accounts of Dala Petroleum Corp., a Nevada corporation (“Dala”).  The Company does not have investments in any unconsolidated subsidiaries.

As discussed above in Note 2, the Company merged with Dala on June 2, 2014 (the “Merger”).   Dala is focused on the acquisition and development of oil and natural gas resources in the United States.  Prior to the Merger, Westcott was considered a shell company, as defined in SEC Rule 12b-2.  For financial reporting purposes, the Merger represents a “reverse merger” rather than a business combination. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements are those of Dala immediately following the consummation of the reverse merger.

As Dala’s date of Inception was January 17, 2014 (“Inception”), the Consolidated Statement of Operations, the Consolidated Statement of Stockholders’ Deficit and the Consolidated Statement of Cash Flows include the activity for Dala since that date and the activity of Westcott since June 2, 2014.  Comparative financial statements are not presented, as Dala was not in existence in the prior year.  All share and per-share amounts in these financial statements have been recast to reflect the continuing entity common stock.

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas reserves are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, professional fees related to due diligence and services related to prospective properties being considered for acquisition, overhead charges directly related to an acquisition, and exploration and development activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended September 30, 2014.  All of the Company’s oil and gas properties are located within the United States, its sole cost center.

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, which is tested on a quarterly basis, an impairment is recognized. The present value of estimated future net revenues is computed by applying prices based on a 12-month unweighted average of the oil and natural gas prices in effect on the first day of each month, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes. If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings. Any such write-down will reduce earnings in the period of occurrence and results in a lower depreciation, depletion and amortization rate in future periods. A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. There were no sales or gains or losses during the period presented.

The Company assesses all items classified as unproved property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.  Additionally, any cost related to due diligence and professional services related to the evaluation, search and identification of prospective properties is transferred to the full cost pool and immediately expensed as the cost do not directly related to any oil and natural gas properties leased or owned, unless the property is acquired during the same period the costs are incurred and directly associated with the purchased of the oil and natural gas properties.

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

During the period ended September 30, 2014, the Company incurred $260,723 in oil and natural gas expenditures, which is comprised of approximately $172,000 in professional fees related to due diligence on prospective properties the Company ultimately did not purchase and approximately $89,000  related to two dry holes related to exploration efforts directly related to our leased properties.  The $172,000 in expenses related to the impairment of oil and natural gas properties are comprised of geological and geophysical costs “G & G costs” that were properly capitalized, for which the property was not subsequently acquired.  Under the full cost method of accounting, if G&G costs cannot be directly associated with specific unevaluated properties, they shall be included in the amortization base as incurred.  As the Company has no proved reserves as of September 30, 2014, any balance in the amortization base is effectively impaired under the ceiling test. These cost were classified as impaired as of September 30, 2014 and are included within operating expenses in the statement of operations.

As of September 30, 2014, the Company’s oil and natural gas properties of $1,898,947 were all classified as unproved.

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

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of September 30, 2014, the Company had no outstanding obligations related to ARO liability.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of September 30, 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Loss per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended September 30, 2014, the potentially dilutive shares totaling 6,386,582 are anti-dilutive and are thus not added into the loss per share calculations.  Due to the anti-dilutive impact the weighted average dilutive shares outstanding for the period ended September 30, 2014, for basic and dilutive shares, are the same.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company chose to adopt ASU No. 2014-10 early, effective in its financial statements for the period ended September 30, 2014.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”),  Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

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

The Company has a service agreement with Chisholm II to use its existing technical exploration team for general and administrative-type services on behalf of the Company.   The Company is obligated to pay Chisholm II $25,000 per month plus expenses for these services.  For the period from Inception to September 30, 2014, the Company paid $194,115 for its services.

In June 2014, the Company entered into an Option Participation Agreement with Chisholm II, whereby Chisholm II granted the Company the option, at the Company’s own election, to participate for up to twenty-five percent (25%) of Chisholm II’s share of each drilling operation in search for oil or gas in the State of Kansas undertaken by Chisholm II.

The Company had general and administrative expenses paid on its behalf by Chisholm II in the amount of $25,178 during the period from Inception to September 30, 2014, which the Company had reimbursed by September 30, 2014.  The Company also had general and administrative expenses paid on its behalf by an officer of the Company in the amount of $48,779. The balance due to the officer is $11,292 as of September 30, 2014.

NOTE 6 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed in Note 2 above, during the period from Inception through September 30, 2014, the Company sold 2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit. Each unit consisted of one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment) and 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 with the life of three years. The Company received proceeds totaled $1,990,000 (net of offering costs of $35,000). (See Note 7 and Note 9)

NOTE 7 – CAPITAL STRUCTURE

The Company has two classes of capital stock: common and preferred. As of September 30, 2014, the Company had 50,000,000 shares of common stock authorized and 50,000,000 shares of preferred stock authorized. Both the common shares and preferred shares have a par value of $0.001 per share.

Common Stock

On June 2, 2014, the Company issued 10,000,000 shares of its common stock to Chisholm II in exchange for oil and natural gas assets recorded at $1,898,947.

As discussed above, the Company completed a reverse merger with Dala, with Dala being the acquirer for financial reporting purposes.  At the date of the Merger, Westcott had 2,500,000 shares of common stock outstanding. As consideration for the Merger, 10,000,000 shares were issued to the shareholders of Chisholm II.

Series A 6% Convertible Preferred Stock

As of September 30, 2014, the Company has 2,025 shares of Series A 6% Convertible Preferred Stock (“Series A”) issued and outstanding. The Series A is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested. The Series A is contingently redeemable at a fixed price and such redemption would not be solely within the control of the Company, the preferred stock is classified outside of stockholders’ deficit, as “temporary equity” between liabilities and stockholders’ deficit on the Company’s consolidated balance sheet.

The convertible preferred shares have the following features:

Dividends

The Series A accrues dividends at a rate of 6% per annum, whether or not declared by the Company’s Board of Directors and are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock.

Voting

The Series A has no voting rights.

Anti-Dilution protection

If, at any time while this Preferred Stock is outstanding, the Company sells or grants any option to purchase any Common Stock or Common Stock at a price lower than $0.70, then the conversion price shall be reduced to equal the lower issuance price.

Redemption

Upon the occurrence of a triggering event, each holder shall have the right to require the Corporation to redeem all of the Series A in cash at the redemption amount which is the sum of (a) the greater of (i) 130% of the Stated Value and (ii) the product of (y) the VWAP on the Trading Day immediately preceding the date of the Triggering Event and (z) the Stated Value divided by the then Conversion price, (b) all accrued but unpaid dividends thereon and (c) all liquidated damages and other costs, expenses or amounts due in respect of the Preferred Stock.

NOTE 8 – STOCK BASED COMPENSATION

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options. The options have an exercise price of $0.70 per share for terms of six years.  The fair market value of this award was estimated using the Black-Sholes option pricing model using a price of $0.70, which is equal to the exercise price on the date of grant. Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The contractual life of both option grants extends to six years from the date of grant.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  During the period from Inception to September 30, 2014, the Company recorded $44,349 of stock-based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of September 30, 2014 and changes during the period ended on that date:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at January 17, 2014	-	-	-
Granted	600,000	$0.70	6.0
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at September 30, 2014	600,000	$0.70	5.68
Exercisable at September 30, 2014	-	-	-

As of September 30, 2014, the intrinsic value of outstanding stock options was $384,000.

NOTE 9 –DERIVATIVES

On June 2, 2014, in connection with the issuance of Series A, the Company issued a total of 2,893,725 warrants. Both of the Series A and the warrants have a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.

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

As of September 30, 2014 the fair value of the conversion features of the preferred stock and the warrants was $2,722,448.  The fair value of the full-ratchet down-round provision of the preferred stock and warrants was $97,292.  The total derivative valuation as of September 30, 2014 was $2,819,739.  These amounts were determined using a multi-nominal lattice model with the following assumptions as described below.

Warrants:

•

Three year term

•

Risk-free rate of 1.07% during the three year term

•

Stock price volatility of 162.75%

•

Assumption of future stock offerings by the Company of zero in the first six months of the term and 100% in the next twelve months, with zero probability of being a down round

Conversion Feature on Preferred Stock:

•

Estimated conversion of all preferred shares within 14 months

•

Risk-free rate of 0.58% based on the assumed two years outstanding

•

Stock price volatility of 181.39%

•

Assumption of future stock offerings by the Company of zero in the first six months of the term and 100% in the next twelve months, with zero probability of being a down round

Note 10 – Fair Value Measurements

The Company measures fair value in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2014:

	Fair Value Measurements at September 30, 2014
Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Carrying Value
Derivative liability	$-	$-	$2,819,739	$2,819,739
Total	$-	$-	$2,819,739	$2,819,739

The following table sets forth a reconciliation of changes in the fair value of financial assets and liabilities classified as level 3 in the fair value hierarchy:

Significant Unobservable Inputs (level 3)
Beginning balance	$-
Total (loss) gains
Settlements
Additions	2,819,739
Transfers
Ending balance	$2,819,739

Change in unrealized gains (losses) included in earnings relating to derivatives still held as of September 30, 2014	(2,001,932)

NOTE 11 – REGISTRATION RIGHTS PENALTY

In connection with the private placement and sale of  2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit, the Company was required to register certain shares of common stock as part of a Registration Rights Agreement.

The Company granted the investors’ registration rights on the underlying shares related to the Series A 6% Convertible Preferred Stock and warrants.  The registration rights agreement provided for a liquidated damages provision imposed upon the Company of 1.5% of the gross proceeds per month for each month that the shares are not registered. The liquidated damages are not to exceed 9%.   The Company filed a registration statement that was effective on September 12, 2014 that did not register all of the underlying shares of the Series A 6% Convertible Preferred Stock the warrants and the dividend payments required to be registered in the Registration Rights Agreement. As of September 30, 2014, the Company incurred registration rights penalty of $48,600.

The Company has also accrued interest in the amount of $1,262 September 30, 2014 at the rate of 18% per annum simple interest in accordance with the terms of the registration rights agreement.

NOTE 12 – INCOME TAXES

As of September 30, 2014, the Company had gross federal income tax net operating loss carry forwards of $812,811. The net operating loss carry forwards will expire beginning in 2020, if not utilized. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during periods in which those temporary differences become deductible. Due to the uncertainty surrounding the realization of the benefits of its deferred assets, including net operating loss carry forwards, the Company has provided a 100% valuation allowance on its deferred tax assets at September 30, 2014. The Internal Revenue Code Section 382 limits net operating loss and tax credit carry forwards when an ownership change of more than 50% of the value of the stock in a loss corporation occurs.

Accordingly, the ability to utilize remaining net operating loss and tax credit carry forwards may be significantly restricted.

The Company’s deferred income taxes reflect the net tax effects of operating loss and tax credit carry forwards and temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.

The Components of the income tax provision are as follows:

September 30, 2014
Current
Federal	$-
State	-
Total current	$-

Deferred
Federal	$(932,827)
State	$-

Benefit of Operating Loss Carryforwards	$932,827
Total deferred
Income tax expense	$-

Components of deferred tax assets as of September 30, 2014 are as follows:

Net operating loss -Federal	$276,356
Net operating loss –State
Derivatives liabilities	680,657
Stock options	15,079
Valuation allowance for deferred tax assets	(972,092)
Net deferred tax assets	$-

The deferred tax asset generated by the loss carry-forward has been fully reserved due to the uncertainty that the Company will be able to realize the benefit from it. The valuation allowance increased by $968,168 from $17,350 during the year ended September 30, 2014.

The reconciliation of income tax provision at the statutory rate to the reported income tax expense is as follows:

2014
Tax provision at statutory	(947,130)
State taxes	-
Permanent Difference	877
Change in Valuation allowance	954,742
Rate Change	(22,021)
Preferred stock dividend	13,426
Other, net	106
Actual Provision/(Benefit)	-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – GOING CONCERN

The Company's financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of September 30, 2014, the Company has recorded negative cash flows from operations and has incurred net losses for the period from inception on January 17, 2014 through September 30, 2014.  In addition, the Company is not currently generating any revenues from its oil and natural gas properties, but, is in the early exploration phase in identifying proved reserves from within its unproved properties.  Taken together the preceding circumstances raise substantial doubt about the Company's ability to continue as a going concern.

The Company is attempting to commence explorations and generate revenue; however, the Company’s future cash position may not be sufficient to support its daily operations.  While the Company believes in the viability of its strategy in the exploration and development of its unproved properties and the Company’s ability to raise additional funds, until such time it is able to generate sufficient revenue to support its operations, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and in its ability to raise additional funds, until such time the Company can generate sufficient revenues to support its operations.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 15 – SUBSEQUENT EVENTS

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In evaluating the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO) identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2014, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2014, covering the period from inception of January 17, 2014 to September 30, 2014.

Limitations on the Effectiveness of Controls

The Company's management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
E. Will Gray II	39	CEO, Director	June 2014
Clancy Cottman	57	Board Chairman	June 2014
Jonathan Wimbish	44	Director	June 2014
Callie Jones	32	Secretary	June 2014

Background and Business Experience

E. Will Gray II, 39, our Chief Executive Officer and Director, is a seasoned oil executive who has operated in excess of over 300 wells within Southeastern New Mexico, West Texas, and Oklahoma.  Mr. Gray was the CEO and Chairman of Cross Border Resources, Inc. (formerly Doral Energy Corp.) from December 10, 2008 to May 31, 2012.  While serving as the CEO and Chairman Cross Border Resources, Mr. Gray arranged for over $80MM in credit facilities and equity financing for the Company.  Additionally, Mr. Gray has been solely responsible for approximately $73MM worth of A&D transactions since 2008, comprising a mix of both operated and non-operated assets within the Permian Basin.  Subsequent to Cross Border Resources, Mr. Gray served in the capacity as EVP & Head of Capital Markets and Business Development for Resaca Exploitation, a Torch Energy portfolio company headquartered in Houston, Texas.  Mr. Gray received his BS in Business Management from Texas State University in 1998.  While attending Texas State University, Mr. Gray was a member of the Men’s Varsity Golf Team, on which he earned Southland Conference All-Academic honors and was a member of the 1997 Southland Conference Golf Championship Team.

Clancy Cottman, 57, is the Chairman of our Board of Directors. Mr. Cottman is a Managing Partner of Chisholm Partners II, LLC. Mr. Cottman has over 30 years’ experience in the oil and gas industry with a focus on joint ventures, acquisitions and project development.  He was the Chairman and CEO of NiMin Energy. Mr. Cottman has held various senior management positions at PetroFalcon, Benton Oil and Gas Company and Sun Exploration and Production. He has negotiated numerous oil and gas contracts and arranged multiple energy debt and equity financings in North America and internationally. He holds a BA from Rochester Institute of Technology and an MBA from the University of Rhode Island. Clancy is a Certified Petroleum Landman.

Jonathan S. Wimbish, CFA, 44, is a Director of the Company. Mr. Wimbish is an advisor to Chisholm Partners II, LLC and a partner of Kensington Investment Counsel, a registered investment advisor.  Prior to these activities, Mr. Wimbish was the CFO of NiMin Energy Corp.  Mr. Wimbish was also a Portfolio Manager, Managing Director and Co-Founder of Marketus, LLC, an equity-focused hedge fund management company. He managed all energy and industrial investments from its founding in 2002. Mr. Wimbish was a Managing Director and Portfolio Manager at ING Furman Selz Asset Management and Analyst with Husic Capital Management. He began his career at MasterCard International and held roles of increasing responsibility. He is on the selection committee for the Sharpe Fellows program in the Department of Economics at University of California at Los Angeles and is a guest lecturer in accounting at the Marshall School of Business at University of Southern California.  Mr. Wimbish holds a BA in Economics from UCLA, an MBA from Columbia Business School and is a CFA Charterholder.

Callie Jones, 32, is the Secretary of the Company. Ms. Jones is a partner in Brunson Chandler & Jones, PLLC, a law firm that was established in 2013. She has been practicing law since 2006. Her practice includes advising clients on a variety of corporate matters such as securities law, mergers & acquisitions, private placements, public offerings of equity, initial public offerings, and exchange offers.  She has worked with individuals, start-up companies and national corporations as well as clients located in foreign countries. She holds a BA in English from the University of Utah and a JD from the J. Reuben Clark Law School at Brigham Young University.

Significant Employees

We have no employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business.

Family Relationships

There are no family relationships between our officers and directors.

Involvement in Other Public Companies

None of the officers and directors of the Company are affiliates of any other public companies.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended September 30, 2014, the following were filed:

Name	Type	Filed
Terry Looper	Form 3	June 4, 2014
Clarence Cottman	Form 3	June 4, 2014
Jonathan Wimbish	Form 3	June 4, 2014
William Gumma	Form 3	June 4, 2014
Todd Albiston	Form 4	June 4, 2014
Wayne Bassham	Form 4	June 4, 2014
Thomas Howells	Form 4	June 4, 2014
E. Will Gray II	Form 3	February 14, 2014
Thomas Howells	Form 3	February 14, 2014

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our minimal operations and the fact that we presently have few directors and executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our minimal operations and the fact that we presently have few directors and executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.  Following the entry into any business or the completion of any acquisition, merger or reorganization, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our chief executive officer will be compensated according to the terms of his Employment Agreement with the Company. He will receive a salary of $175,000 annually, standard health and employment benefits, and 400,000 incentive stock options at an exercise price of $0.70 that will vest over six years. There are no other employment contracts, compensatory plans or arrangements, including payments to be received from us with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total Earnings ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
E. Will Gray II	09/30/14	73,077	0	0	280,000	0	0	0	353,077
President, CEO, Director

Clancy Cottman	09/30/14	0	0	0	70,000	0	0	10,000	80,000
Director

Jonathan S. Wimbish	09/30/14	0	0	0	70,000	0	0	10,000	80,000
Director

Callie Jones	09/30/14	0	0	0	0	0	0	0	0
Secretary

Todd Albiston	09/30/14	0	0	0	0	0	0	0	0
Vice President, Director through 06/04/2014	09/30/13	0	0	0	0	0	0	0	0
	09/30/12	0	0	0	0	0	0	0	0

Wayne Bassham	09/30/14	0	0	0	0	0	0	0	0
President, Director through 06/04/2014	09/30/13	0	0	0	0	0	0	0	0
	09/30/12	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

As part of the Merger, the Company’s newly-appointed Chief Executive Officer and Directors were granted a total of 600,000 stock options. Mr. Gray was granted 400,000 stock options at an exercise price of $0.70 that will vest over six years (unless there is a change of control of the Company or if Dala’s operations are acquired by a third party, at which time all the unvested stock options granted under the Plan will immediately vest and be exercisable). Mr. Cottman and Mr. Wimbish were each granted 100,000 stock options at an exercise price of $0.70 that will vest over six years (unless there is a change of control of the Company or if Dala’s operations are acquired by a third party, at which time all the unvested stock options granted under the Plan will immediately vest and be exercisable).

Compensation of Directors

Currently, our non-executive directors receive $2,500 per month as compensation for their service on the Board of Directors other than their receipt of stock options granted as part of the Merger.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of December 5, 2014.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership[1]	Percent of Class[2]

Terry Looper	Common	1,410,000	11.28%
11757 Katy Freeway, Suite 1400 Houston, TX 77079	Series A 6% Convertible Preferred	100

Oil & Gas Technology Consultants	Common	960,000	7.68%
Citco Bldg., Wickhams Cay, Road Town, Tortola, BVI	Series A 6% Convertible Preferred	100

Orinoco Revocable Trust	Common	1,830,000	14.64%
1010 10th Street Golden, CO 80401	Series A 6% Convertible Preferred	100

E. Will Gray II [3] 112 Loraine South, Suite 266 Midland, Texas 79701	Common	890,000	7.12%

J&M Wimbish Family Trust [4]	Common	800,000	6.40%
1010 10th Street Golden, Colorado 80401	Series A 6% Convertible Preferred	50

Cottman Family Trust dated 1/17/2000[5]	Common	1,650,000	13.20%
1010 10th Street Golden, Colorado 80401	Series A 6% Convertible Preferred	100

Security Ownership of Officers and Directors

Name and Address of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership[1]	Percent of Class[2]

E. Will Gray II3 112 Loraine South, Suite 266 Midland, Texas 79701	Common	890,000	7.12%

Jonathan S. Wimbish[4]	Common	800,000	6.40%
1010 10th Street Golden, Colorado 80401	Series A 6% Convertible Preferred	50

Clancy Cottman[5]	Common	1,650,000	13.20%
1010 10th Street Golden, Colorado 80401	Series A 6% Convertible Preferred	100

Callie Jones[6] 175 South Main Street 15th Floor Salt Lake City, Utah 84111		0	0%

1.

The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

2.

Based on 12,524,286 issued (or issuable and fully-paid) and outstanding shares of common stock as of December 5, 2014.

3.

E. Will Gray II is a director and the Company’s CEO.

4.

Jonathan S. Wimbish is a director of the Company and the trustee of the J&M Wimbish Family Trust.

5.

Clancy Cottman, is the Chairman of our Board of Directors, and is the trustee of the Cottman Family Trust.

6.

Callie Jones is the Secretary of the Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company has granted 600,000 incentive employee stock options to its Chief Executive Officer and Directors pursuant to the Merger Agreement.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dala has entered into a service agreement with Chisholm II, giving Dala the rights to use Chisholm II’s existing technical exploration team to further explore and develop the Property.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB, on which shares of our common stock are quoted, does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means, among other considerations, a person other than an “Executive Officer” or an employee or any other individual having a relationship, which in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, E. Will Gray II is not an independent director because he is also an executive officer of the Company and a director. Clancy Cottman and Jon Wimbish are also not independent directors because a company that they were affiliates of, Chisholm II, is compensated by the Company pursuant to a Services Agreement.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the period from inception through September 30, 2014:

Fee Category	2014
Audit Fees		$43,590
Audit-related Fees		$0
Tax Fees	$
All Other Fees		$6,236
Total Fees		$49,826

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the period ended September 30, 2014 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(a)	Amended Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(b)	Certificate of Designation for the Series A 6% Convertible Preferred Shares filed May 30, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
3.1(c)	Certificate of Amendment to Articles of Incorporation	Filed Herewith
3.2	Bylaws	Filed with our initial Form 10-KSB for September 30, 2003 and incorporated herein by reference.
4.1	Registration Rights Agreement dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.2	Form of Warrant dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.3	Form of Lock-Up Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.4	Stock Option Grant Notice for E. Will Gray II dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.5	Stock Option Grant Notice for Clarence Cottman III dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.6	Stock Option Grant Notice for Jonathan S. Wimbish dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.1	Merger Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.2	Master Service Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.3	Option Participation Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.4	Form of Lease Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.5	List of Assigned Leases	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.6	Lease Assignment for Clay County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.7	Lease Assignment for Dickinson County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.8	Lease Assignment for Ottowa County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.

10.9	Lease Assignment for Saline County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.10	Employment Agreement for E. Will Gray II	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.11	Private Placement Memorandum dated May 28, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.12	Form of Securities Purchase Agreement dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.13	Escrow Agreement for Offering Funds	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.14	Jenson Services Escrow Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.15	Director Agreement with Clancy Cottman	Filed herewith.
10.16	Director Agreement with Jonathan S. Wimbish	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

DALA PETROLEUM CORP.

Date:	December 5, 2014	By:	/s/ E. Will Gray II
E. Will Gray II
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DALA PETROLEUM CORP.

Date:	December 5, 2014	By:	/s/ E. Will Gray II
E. Will Gray II
Chief Executive Officer