Form 10-Q
period 2014-12-31
DALA PETROLEUM CORP.
filed 2015-02-17
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 001-10171

DALA PETROLEUM CORP.

(Exact name of the issuer as specified in its charter)

Delaware	80-0000245
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

112 Loraine South, Suite 266

Midland, Texas 79701

(432) 242-4965

(Address of Principal Executive Offices)

(432) 242-4965

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	12,524,286 shares
Class	Outstanding as of February 13, 2015

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

December 31, 2014

C O N T E N T S

Dala Petroleum Corp.

Condensed Consolidated Balance Sheet

(Unaudited)

	December 31, 2014	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$610,446	$1,182,024
Receivables	5,782	1,782
Prepaid	25,578	34,104
Total current assets	641,806	1,217,910

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	1,996,081	1,898,947

TOTAL ASSETS	2,637,887	3,116,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	174,536	55,208
Due to related parties	-	11,292
Registration rights liability	18,225	18,225
Total current liabilities	192,761	84,725

Derivative liabilities	2,468,494	2,819,739

Total liabilities	2,661,255	2,904,464

Commitments and contingencies

Series A 6% preferred convertible stock, $0.01 par, 2,008 issued and outstanding	1,302,925	1,313,956

Stockholders' deficit:
Common Stock 50,000,000 shares authorized having a par value of $0.001 per share; 12,524,286 shares issued and outstanding	12,524	12,500
Additional paid-in capital	1,689,502	1,637,509
Accumulated deficit	(3,028,319)	(2,751,572)
Total stockholders' deficit	(1,326,293)	(1,101,563)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,637,887	$3,116,857

See accompanying notes to these unaudited condensed consolidated financial statements.

Dala Petroleum Corp.

Condensed Consolidated Statement of Operation

(Unaudited)

Three Months Ended December 31, 2014
Revenues	$-

Operating expenses:
General and administrative	237,677
Impairment of oil and natural gas properties	261,336
Total costs and expenses	499,013

Net loss from operations	(499,013)

Non-operating expenses:
Gain on derivative valuation	343,520
Registration rights payment	(91,133)
Total non-operating income	252,387

Net loss	(246,626)

Dividends on preferred stock	(30,121)

Net loss attributable to common stock	$(276,747)

Basic and diluted loss per share	$(0.02)

Weighted average number of shares outstanding - basic and diluted	12,511,879

See accompanying notes to these unaudited condensed consolidated financial statements.

Dala Petroleum Corp.

Condensed Consolidated Statement of Cash Flow

(Unaudited)

Three Months Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(246,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and natural gas properties	261,336
Gain on changes in fair value of derivatives	(343,520)
Amortization of prepaid assets	8,526
Stock-based compensation	33,261
Changes in operating assets and liabilities:
Accounts payable	1,721
Due to related parties	(11,292)
NET CASH USED IN OPERATIONS	(296,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas properties	(244,863)
CASH USED IN INVESTING ACTIVITIES	(244,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of dividends on preferred stock	(30,121)
CASH USED FOR FINANCING ACTIVITIES	(30,121)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(571,578)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,182,024

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$610,446

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-
Interest	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Common shares issued upon conversion of preferred stock	$18,756
Investments in Oil and Gas Properties included in accounts payable	$117,607

See accompanying notes to these unaudited condensed consolidated financial statements.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2014

(Unaudited)

NOTE 1 – ORGANIZATION

Dala Petroleum Corp. (the “Company” or “Dala”), formerly known as “Westcott Products Corporation”, was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation.

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

As Dala’s date of Inception was January 17, 2014 (“Inception”), the Condensed Consolidated Balance Sheet as of September 30, 2014 includes the activity for Dala since that date and the activity of Westcott since June 2, 2014.  Financial statements are not presented for comparative purposes for the Condensed Consolidated Statements of Operations and Condensed Consolidated Statement of Cash Flow, as Dala was not in existence in the comparative prior year period.  All share and per-share amounts in these financial statements have been recast to reflect the continuing entity common stock.

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, seismic costs, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended December 31, 2014.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. During the three months ended December 31, 2014, the Company sold one leased property for $4,000, for which no gain or loss was recognized.

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

During the three months ended December 31, 2014, the Company incurred $101,134 related to G&G cost directly related to the properties owned and added to our cost pool for the period of unproved oil and gas properties. During the three months ended December 31, 2014, the Company incurred $362,470 in oil and natural gas expenditures, which is comprised of approximately $75,472 in professional consulting fees, $63,297 in costs related to due diligence on prospective properties which as of the end of the quarterly period have yet to be acquired and $122,567 in dry hole costs related to exploration efforts directly related to our leased properties.  The $75,472 and $63,297 in expenses were properly capitalized, however, were subsequently impaired as the costs could not be directly associated with any specific unevaluated properties owned.  Under the full cost method of accounting, if G&G costs cannot be directly associated with specific unevaluated properties owned, they shall be included in the amortization base as incurred. Additionally, the cost associated with the dry holes were also impaired and written off during the current period.  As the Company has no proved reserves as of December 31, 2014, any balance in the amortization base is effectively impaired under the ceiling test. These costs were classified as impaired as of December 31, 2014 and are included within operating expenses in the statement of operations.

As of December 31, 2014, the Company’s oil and natural gas properties of $1,996,081 million were all classified as unproved.

Revenue Recognition

The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of the three months ending December 31, 2014, no revenue has been recognized as all wells are still unproved and non-producing.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of December 31, 2014, the Company had no ARO liability as no wells have been established.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2014, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Loss per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended December 31, 2014, the potentially dilutive shares totaling 6,362,296 are anti-dilutive and are thus not added into the loss per share calculations.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, (“ASU No. 2014-15”). The guidance requires management to perform an evaluation each annual and interim reporting period of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period after the date that the financial statements are issued. If such conditions are identified, the guidance requires an entity to provide certain disclosures about the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans to alleviate or mitigate substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the first annual period ending after December 15, 2016 and interim periods thereafter. The Company currently does not expect the adoption of ASU No. 2014-15 to have a material impact on its financial statements and does not anticipate early adoption of this pronouncement.

In November 2014, the FASB issued Accounting Standards Update No. 2014-16, (“ASU No. 2014-16”). This update amends existing guidance with the objective to eliminate the use of different methods in practice with respect to the consideration of redemption features in relation to other features when determining whether the nature of a host contract is more akin to debt or equity and thereby reduce existing diversity under GAAP in accounting for hybrid financial instruments issued in the form of a share.  The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  The amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of a host contract, but rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  In addition, the amendments in this update clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. The guidance applies to all entities that are issuers of, or investor in, hybrid instruments that are issued in the form of a share.   The effects of initially adopting the amendments in this update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective.  Retrospective application is permitted to all relevant prior periods.  The updates in this pronouncement are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The Company is currently evaluating the adoption of ASU No. 2014-16 and the impact of the updates upon the Company.  The Company plans on adopting the pronouncement for periods beginning after December 15, 2015 and does not anticipate early adoption of this pronouncement.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, (“ASU No. 2015-01”). This update eliminates from GAAP the concept of extraordinary items, reduces complexity in accounting standards and alleviates uncertainty for preparers, auditors, and regulators by eliminating the need to evaluate the appropriate treatment of an unusual and/or infrequent item.  The presentation and disclosure guidance for items that are unusual in nature and occur infrequently is retained and is expanded upon within this guidance to include items that are both unusual in nature and infrequent.  Retrospective application is permitted to all relevant prior periods.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The Company is currently evaluating the adoption of ASU No. 2015-01 and the impact of the updates upon the Company.  The Company plans on adopting the pronouncement for periods beginning after December 15, 2015 and does not anticipate early adoption of this pronouncement.

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

The Company has a service agreement with Chisholm II to use its existing technical exploration team for general and administrative-type services on behalf of the Company.   The Company is obligated to pay Chisholm II $25,000 per month plus expenses for these services.  For the three months ended December 31, 2014, the Company paid approximately $75,000 for its services.

NOTE 6 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in Note 2, the Company has sold 2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit.  Proceeds received totaled $1,990,000 (net of offering costs of $35,000).  Each unit consisted of one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment) and 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date, ” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 warrants, exercisable into 2,868,571 shares of common stock, remain issued and outstanding as of December 31, 2014. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock.

As the Series A 6% Convertible Preferred Stock is contingently redeemable at a fixed price and such redemption would not be solely within the control of the Company, the preferred stock is classified outside of stockholders’ equity, as “temporary equity” between liabilities and stockholders’ equity on the Company’s condensed consolidated balance sheet.

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of December 31, 2014, 2,008 Convertible Preferred Shares remain outstanding.

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

As discussed above, in November 2014, a shareholder converted 17 shares of Series A 6% convertible preferred shares of common stock into 24,286 common shares. As of December 31, 2014 there are a total of 12,524,286 common shares outstanding.

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options.  The options have an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with an expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  During the period from Inception to December 31, 2014, the Company recorded approximately $33,261 of stock-based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of December 31, 2014 and changes during the period ended on that date:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at September 30, 2014	600,000	$0.70	5.68
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at December 31, 2014	600,000	$0.70	5.43
Exercisable at December 31, 2014	-	$-	-

As of December 31, 2014, the intrinsic value of outstanding stock options was $384,000.

NOTE 8 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company have a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, following ASC 815-40,  the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet and all future changes in the fair value of these warrants and the conversion feature of the preferred stock will be recognized currently in earnings in our consolidated statement of operations under the caption “Loss on derivative valuation” until such time as the warrants are exercised or expire and until such time as the preferred stock is converted. The fair value of the conversion features of the preferred stock and the warrants was $2,371,970.  The fair value of the full-ratchet down-round provision of the preferred stock and warrants was $96,524.  The total derivative valuation as of December 31, 2014 was $2,468,494.  These amounts were determined using a multi-nominal lattice model with the following assumptions as described below.

Warrants:

•

Three year term

•

Risk-free rate of 0.46% during the three year term

•

Stock price volatility of 178.41%

•

Assumption of future stock offerings by the Company of zero in the first six months of the term and 100% in the next twelve months, with zero probability of being a down round

Conversion Feature on Preferred Stock:

•

Estimated conversion of all preferred shares within 14 months

•

Risk-free rate of 0.89% based on the assumed two years outstanding

•

Stock price volatility of 147.82%

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

NOTE 10 – GOING CONCERN

The Company's financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As of and for the three months ended December 31, 2014, the Company has recorded negative cash flows from operations and incurred net losses, respectively.  In addition, the Company has incurred negative cash flows from operations and net losses for the period from inception on January 17, 2014 through December 31, 2014.  The Company is not currently generating any revenues from its oil and natural gas properties, but, is in the early exploration phase in identifying proved reserves from within its unproved properties.  Taken together the preceding circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

Plan of Operations

Our revenues and future profitability are substantially dependent on our ability to generate revenue from our operations. In order to endeavor to successfully meet our goals the Company plans to execute or implement the following measures. Our plan of operation for the coming year is to implement our business strategy to create value for our shareholders. Key elements of our business strategy will include:

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

•

Explore opportunities in the West Texas Permian Basin and Eddy County, New Mexico, where our aggregation methods will allow us to access oil reserves too small for other operators in the area to attempt to collect;

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

•

Retain qualified personnel to carry out the Company’s growth strategy.

During the three months ended December 31, 2014, the Company incurred $362,470 in oil and gas expenditures of which $244,863 were paid in cash and $117,607 were accrued.

The multiple prospects on our position, both operated and non-operated, are all independent from an exploratory point of view, meaning failure or success in one prospect has no bearing on the other prospects.  The two major challenges we face when drilling are structure and porosity (stratigraphy). The Nighswonger #9-1 (Graham County, Kansas) was drilled and tested, but it was determined this amount of recovery would likely result in a well that would not pay out the completion costs, so the decision was made to plug and abandon.  The Parks #7-1 (Graham County, Kansas) was drilled, however, based upon drilling results, the decision was made also to plug and abandon this well. Dala held a 25% non-operated working interest in both of these wells.

As a result of the dry holes encountered, the Company immediately expensed $122,567 of cost capitalized as impairment expense in the current period. We are not discouraged by the results of these two wells as all prospects have different risk elements, especially our new prospects.  We participated in these two wells on a 25% non-operated working interest basis.  These wells were located within the Central Kansas Uplift.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol DALP.

Results of Operations

Three Months Ended December 31, 2014

During the three months ended December 31, 2014, we had no revenues.  We incurred $237,677 of general and administrative expenses, which included approximately $80,906 of legal and accounting fees, and $100,493 officer and director compensation expense (to include approximately $33,261 of stock-based compensation expense). Additionally, we paid $30,121 in quarterly dividends on our preferred stock and $91,333 in registration rights payments.  As a result, we incurred a net loss attributable to common stock of $(0.02) per share for the three months ended December 31, 2014.

Liquidity and Capital Requirements

We had $610,446 in cash on hand and positive working capital of $449,045 at December 31, 2014.  We believe these funds will be sufficient to enable us to fund our principle business operations through at least the next six months.   The Company plans to raise additional capital from the sale of its securities (including, without limitation common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the development of its oil and gas properties.

Cash flow used in operating activities was $296,594 during these months ended December 31, 2014, primarily the result of our $246,626 loss for the period, and the impact of $343,520 related to our gain from our adjustment to the fair value of our derivative warrant liability. Partially offsetting these amounts was $261,336 in impairment charges related to our oil and natural gas activities.

Cash flow used in investing activities was $244,863 in cash during these months ended December 31, 2014, which was the result of additional expenditures related to geological and geophysical, and acquisition cost incurred during the period in our efforts to locate reserves in our oil and gas properties.

Cash flow used in financing activities was $30,121 in cash during these months ended December 31, 2014, related to $30,121 in payments of quarterly dividends on the preferred stock.

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

On December 12, 2014, the Company posted to its website an informational presentation about the Company using slides containing the factual information.  The Slides contain an edited, simplified version of the factual information contained in the Company’s 10-K filed on December 5, 2014. The Company intends to regularly post similar presentations, as management deems fit, to its website.  The Company announced this posting by filing a Current Report on Form 8-K on December 12, 2014.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit

31	Certification of E. Will Gray II Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of E. Will Gray II Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

DALA PETROLEUM CORP.

Date:	February 17, 2015	By:	/s/ E. Will Gray II
E. Will Gray II
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

DALA PETROLEUM CORP.

Date:	February 17, 2015	By:	/s/ E. Will Gray II
E. Will Gray II
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer