Form 10-Q
period 2015-03-31
DALA PETROLEUM CORP.
filed 2015-05-12
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	12,524,286 shares
Class	Outstanding as of May 11, 2015

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2015

C O N T E N T S

Dala Petroleum Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$225,707	$1,182,024
Receivables	1,782	1,782
Prepaid	8,526	34,104
Total current assets	236,015	1,217,910

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	2,045,653	1,898,947

TOTAL ASSETS	$2,281,668	$3,116,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$192,460	$55,208
Due to related parties	-	11,292
Registration rights liability	-	18,225
Total current liabilities	192,460	84,725

Derivative liabilities	2,690,775	2,819,739

Total liabilities	$2,883,235	$2,904,464

Commitments and contingencies

Series A 6% preferred convertible stock, $0.01 par, 2,008 issued and outstanding	1,302,925	1,313,956

Stockholders' deficit:
Common Stock 50,000,000 shares authorized having a par value of $0.001 per share; 12,524,286 shares issued and outstanding	12,524	12,500
Additional paid-in capital	1,722,763	1,637,509
Accumulated deficit	(3,639,779)	(2,751,572)
Total stockholders' deficit	(1,904,492)	(1,101,563)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,281,668	$3,116,857

See accompanying notes to these unaudited condensed consolidated financial statements.

Dala Petroleum Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Inception (January 17, 2014) through	Six Months Ended	Inception (January 17, 2014) through
	March 31, 2015	March 31, 2014	March 31, 2015	March 31, 2014

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	212,495	22,655	450,172	22,655
Impairment of oil and natural gas properties	103,787	-	365,123	-
Total costs and expenses	316,282	22,655	815,295	22,655

Net loss from operations	(316,282)	(22,655)	(815,295)	(22,655)

Non-operating expenses:
Gain/(loss) on derivative valuation	(222,279)	-	121,241	-
Registration rights payment	(42,525)	-	(133,658)	-
Total non-operating income	(264,804)		(12,417)

Net loss	(581,086)	(22,655)	(827,712)	(22,655)

Dividends on preferred stock	(30,374)	-	(60,495)

Net loss attributable to common stock	$(611,460)	$(22,655)	$(888,207)	$(22,655)

Basic and diluted loss per share	$(0.05)	$(0.01)	$(0.07)	$(0.01)

Weighted average number of shares
Outstanding – basic and diluted	12,524,286	1,869,420	12,518,041	1,869,420

See accompanying notes to these unaudited condensed consolidated financial statements.

Dala Petroleum Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Inception
	Six Months	(January 17, 2014)
	Ended	through
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(827,712)	$(22,655)
Less: Loss from discontinued operations
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and natural gas properties	365,123	-
Gain/(Loss) on changes in fair value of derivatives	(121,241)	-
Stock-based compensation	66,522	-
Amortization of prepaid assets	25,578	-
Changes in operating assets and liabilities:
Accounts payable	69,951	22,655
Registration rights liability	(18,225)
Due to related parties	(11,292)	-
NET CASH USED IN OPERATIONS	(451,296)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Proceed from sale of acreage	4,000
Cash paid for oil and gas properties	(448,526)
CASH USED IN INVESTING ACTIVITIES	(444,526)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of dividends on preferred stock	(60,495)
CASH PROVIDED BY FINANCING ACTIVITIES	(60,495)	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	(956,317)	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,182,024	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$225,707	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of common shares issued upon conversion of preferred stock	$18,756	$-
Increase in unproved oil and gas properties through accounts payable	$67,301	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2015

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2015:

	Fair Value Measurements at March 31, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total carrying value as of March 31, 2015
Derivative instruments	$—	$—	$2,690,775	$2,690,775
Total	$—	$—	$2,690,775	$2,690,775

Fair Value on a Non-Recurring Basis

Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis in accordance with ASC 820 – 10.  This includes items such as nonfinancial assets and liabilities initially measured at fair value in a business combination and nonfinancial long-lived asset groups measured at fair value for an impairment assessment.  In general, nonfinancial assets including goodwill and property and equipment are measured at fair value when there is an indication of impairment and are recorded at fair value only when any impairment is recognized.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended March 31, 2015.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. During the six months ended March 31, 2015, the Company sold one leased property, for which no gain or loss was recognized.

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

During the three months ended March 31, 2015, the Company incurred $103,787 in oil and natural gas expenditures, of $15,668 were identified as being related to dry hole cost and $88,119 were general maintenance expenses of the unproved properties. These costs were impaired as of March 31, 2015 and are included within operating expenses in the statement of operations.

During the six months ended March 31, 2015, the Company incurred $365,123 in oil and natural gas expenditures, of $138,235 were identified as being related to dry hole cost and $226,888 were general maintenance expenses of the unproved properties. These costs were impaired as of March 31, 2015 and are included within operating expenses in the statement of operations.

As of March 31, 2015, the Company’s oil and natural gas properties of $2.05 million were all classified as unproved.

Revenue Recognition

The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of the three and six months ending March 31, 2015, no revenue has been recognized as all wells are still unproved and non-producing.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of March 31, 2015, the Company had no ARO liability as no wells have been established.

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

The Company recorded a net loss of $888,207 for the six months ended March 31, 2015 and has computed the tax provision for the six months ended March 31, 2015 in accordance with the provisions of ASC Topic 740, Income Taxes and ASC Topic 270, Interim Reporting.  The Company has estimated that its overall effective tax rate for US purposes to be 0% for the six months ended March 31, 2015. Consequently, the Company recorded zero income tax expense or benefit for the period ended March 31, 2015. The Company’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. At March 31, 2015 and September 30, 2014, a valuation allowance has been maintained to fully offset net deferred tax assets until it is evident that the deferred tax assets will be utilized in the future.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Loss per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended March 31, 2015, the potentially dilutive shares totaling 6,362,296 are anti-dilutive and are thus not added into the loss per share calculations.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Topic 205) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires management to perform an evaluation each annual and interim reporting period of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one year period after the date that the financial statements are issued. If such conditions are identified, the guidance requires an entity to provide certain disclosures about the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans to alleviate or mitigate substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the first annual period ending after December 15, 2016 and interim periods thereafter. The Company currently does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements and does not anticipate early adoption of this pronouncement.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity. This update amends existing guidance with the objective to eliminate the use of different methods in practice with respect to the consideration of redemption features in relation to other features when determining whether the nature of a host contract is more akin to debt or equity and thereby reduce existing diversity under GAAP in accounting for hybrid financial instruments issued in the form of a share.  The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share.  The amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of a host contract, but rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  In addition, the amendments in this update clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. The guidance applies to all entities that are issuers of, or investor in, hybrid instruments that are issued in the form of a share.   The effects of initially adopting the amendments in this update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective.  Retrospective application is permitted to all relevant prior periods.  The updates in this pronouncement are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The Company is currently evaluating the adoption of ASU 2014-16 and the impact of the updates upon the Company.  The Company plans on adopting the pronouncement for periods beginning after December 15, 2015 and does not anticipate early adoption of this pronouncement.

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

The Company has a service agreement with Chisholm II to use its existing technical exploration team for general and administrative-type services on behalf of the Company.   The Company is obligated to pay Chisholm II $25,000 per month plus expenses for these services.  For the three and six months ended March 31, 2015, the Company paid approximately $75,000 and $150,472 for its services, respectively.

NOTE 6 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in Note 2, the Company has sold 2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit.  Proceeds received totaled $1,990,000 (net of offering costs of $35,000).  Each unit consisted of one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment) and 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date, ” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 warrants, exercisable into 2,868,571 shares of common stock, remain issued and outstanding as of March 31, 2015. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock.

As the Series A 6% Convertible Preferred Stock is contingently redeemable at a fixed price and such redemption would not be solely within the control of the Company, the preferred stock is classified outside of stockholders’ equity, as “temporary equity” between liabilities and stockholders’ equity on the Company’s condensed consolidated balance sheet.

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of March 31, 2015, 2,008 Convertible Preferred Shares remain outstanding.

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

As of March 31, 2015 there are a total of 12,524,286 common shares outstanding.

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options.  The options have an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with an expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  For the six months ended March 31, 2015, the Company recorded approximately $66,522 of stock-based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of March 31, 2015 and changes during the period ended on that date:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at September 30, 2014	600,000	$0.70	5.93
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at March 31, 2015	600,000	$0.70	5.18
Exercisable at March 31, 2015	-	$-	-

As of March 31, 2015, the intrinsic value of outstanding stock options was $360,000.

NOTE 8 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company have a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, following ASC 815-40,  the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet and all future changes in the fair value of these warrants and the conversion feature of the preferred stock will be recognized currently in earnings in our consolidated statement of operations under the caption “Loss on derivative valuation” until such time as the warrants are exercised or expire and until such time as the preferred stock is converted. The fair value of the conversion features of the preferred stock and the warrants was $2,593,373.  The fair value of the full-ratchet down-round provision of the preferred stock and warrants was $97,402.  The total derivative valuation as of March 31, 2015 was $2,690,775.  These amounts were determined using a multi-nominal lattice model with the following assumptions as described below.

Warrants:

•

Two year term

•

Risk-free rate of 0.56% during the two year term

•

Stock price volatility of 160.82%

•

Assumption of future stock offerings by the Company of zero in the first six months of the term and 100% in the next twelve months, with zero probability of being a down round

Conversion Feature on Preferred Stock:

•

Estimated conversion of all preferred shares within 14 months

•

Risk-free rate of 0.26% based on the assumed one year outstanding

•

Stock price volatility of 200.41.7%

•

Assumption of future stock offerings by the Company of zero in the first six months of the term and 100% in the next twelve months, with zero probability of being a down round

Activity for derivative instruments liability during the six months ended March 31, 2015 was as follows:

	September 30, 2014	Activity During Fiscal Year	Change in Fair Value of Derivative liability	March 31, 2015
Derivative liability	$2,819,739	$(7,723)	$(121,241)	$2,690,775

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

Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred negative cash flows from operations and net losses for the period from inception on January 17, 2014 through March 31, 2015  The Company is not currently generating any revenues from its oil and natural gas properties, but, is in the early exploration phase in identifying proved reserves from within its unproved properties.  Taken together the preceding circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 11 – SUBSEQUENT EVENTS

In April, 2015, the Company participated in the completion of a well in which the Company owns a 10% non-operated working interest targeting the Simpson and Viola formations, Kansas.

On April 17, 2015, the Board of Directors of the Company voted to start accruing all salaries and compensation to officers and directors starting May 1, 2015. The Board of Directors also determined that all payments due under the Chisholm Partners II Master Service Agreement would also begin to accrue starting May 1, 2015.

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

•

Explore opportunities in the West Texas Permian Basin and Eddy County, New Mexico, where our aggregation methods will allow us access oil reserves too small for other operators in the area to attempt to collect;

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

During the three and six months ended March 31, 2015, the Company incurred $103,787 and $365,123in oil and gas expenditures, respectively.

The multiple prospects on our position, both operated and non-operated, are all independent from an exploratory point of view, meaning failure or success in one prospect has no bearing on the other prospects.  The two major challenges we face when drilling are structure and porosity (stratigraphy). The Nighswonger #9-1 (Graham County, Kansas) was drilled seismically up-dip about one half-mile northwest of the H&C #9-1 Mills show well.  The Lansing “J” interval was 16 feet thick in the Mills well, and a DST over the interval recovered 290 feet of gas, 60 feet of oil, and 300 feet of water.  The Nighswonger came in five feet high to the Mills, but had only 11 feet of “J” carbonate (the upper porosity was absent) and tested three feet of oil-spotted drilling mud.  The Lansing “D” interval tested five feet of clean oil and 20 feet of oil-cut mud, but it was determined this amount of recovery would likely result in a well that would not pay out the completion costs, so the decision was made to plug and abandon.  A location between the Nighswonger and Mills wells is still prospective. The Parks #7-1 (Graham County, Kansas) was drilled one mile northeast and up-dip to J.A.B. West Field (109,000 barrels) on the upthrown side of a seismically-defined fault.  Although the well came in four feet low to prognosis, the tops were still high (by 15 feet) to the productive field.  The Lansing “H” and “J” intervals were tight, and a DST over both intervals recovered only 10 feet of drilling mud.  The Lansing “F” interval was wet (testing 10 feet of mud and 252 feet of mud-cut water).  Based upon these finding, the decision was made to plug and abandon. Dala Petroleum held a 25% non-operated working interest in both of these wells.

As a result of the dry holes encountered, the Company immediately expensed $138,235 of cost capitalized as impairment expense in the current period. We are not discouraged by the results of these two wells as all prospects have different risk elements, especially our new prospects.  We participated in these two wells on a 25% non-operated working interest basis.  These wells were located within the Central Kansas Uplift.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol DALP.

Results of Operations

Three Months Ended March 31, 2015 and 2014

During the three months ended March 31, 2015, we had no revenues and we incurred $212,495 of general and administrative expenses, which included approximately $60,490 of legal, accounting, consulting and other professional fees, and $83,895 officer and director compensation expense (to include approximately $33,261 of stock-based compensation expense). Additionally, we paid $30,374 in quarterly dividends on our preferred stock and $42,525 in registration rights payments.  As a result, we incurred a net loss attributable to common stock of $(0.05) per share for the three months ended March 31, 2015.

During the three months March 31, 2014, we had nominal operations and incurred $22,655 of general and administrative expenses.

The increase in general and administrative expenses was due to increased operating activities and professional fees incurred after the merger.

Six Months Ended March 31, 2015 and 2014

During the six months ended March 31, 2015, we had no revenues and we incurred $450,172 of general and administrative expenses, which included approximately $141,396 of legal and accounting fees, and $184,388 officer and director compensation expense (to include approximately $66,522 of stock-based compensation expense). Additionally, we paid $60,495 in quarterly dividends on our preferred stock and $133,658 in registration rights payments.  As a result, we incurred a net loss attributable to common stock of $(0.07) per share for the six months ended March 31, 2015.

Our operation started in January 17, 2014; hence, we only had three months activities during the six months ended March 31, 2014.

Liquidity and Capital Requirements

We had $225,707 in cash on hand and positive working capital of $43,555 at March 31, 2015.  We believe these funds will be sufficient to enable us to fund our principal business operations through at least the next two months.   The Company plans to raise additional capital from the sale of its securities (including, without limitation common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the development of its oil and gas properties.

Cash flows from operating activities utilized $(451,296) in cash during these months ended March 31, 2015, primarily the result of our $827,712 loss for the period, offset by changes in working capital of $66,012, noncash adjustment of $66,522 in stock based compensation, $(121,241) in change on fair value of derivative liabilities, $25,578 in amortization in prepaid assets and $365,123 in impairment charges resulting from dry holes and maintenance expenses on the unproved properties during the period related to our oil and natural gas activities.

Cash flows from investing activities utilized $(444,526) in cash during these months ended March 31, 2015, which was the result of additional expenditures related to geological and geophysical, and acquisition cost incurred during the period in our efforts to locate reserves in our oil and gas properties.

Cash flows from financing activities utilized $(60,495) in cash during these months ended March 31, 2015, related to $60,495 in payments of quarterly dividends on the preferred stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

We have no mining activities.

Item 5. Other Information

In April, 2015, the Company participated in the completion of a well in which the Company owns a 10% non-operated working interest targeting the Simpson and Viola formations in Kansas.  We elected to participate in the completion of the well as the logs indicated productive hydrocarbons. Production casing has been set and awaiting completion.

On April 17, 2015, the Board of Directors of the Company voted to start accruing all salaries and compensation to officers and directors starting May 1, 2015. The Board of Directors also determined that all payments due under the Chisholm Partners II Master Service Agreement would also begin to accrue starting May 1, 2015.

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

DALA PETROLEUM CORP.

Date:	May 11, 2015	By:	/s/ E. Will Gray II
E. Will Gray II
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer