Form 10-Q
period 2015-06-30
DALA PETROLEUM CORP.
filed 2015-08-11
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	12,524,286 shares
Class	Outstanding as of August 11, 2015

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2015

C O N T E N T S

Dala Petroleum Corp.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$31,685	$1,182,024
Receivables	-	1,782
Prepaid	47,232	34,104
Other current assets	2,499	-
Total current assets	81,416	1,217,910

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	2,030,733	1,898,947

TOTAL ASSETS	$2,112,149	$3,116,857

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$187,236	$55,208
Due to related parties	-	11,292
Note Payables	100,492	-
Registration rights liability	-	18,225
Total current liabilities	287,728	84,725

Derivative liabilities	3,181,037	2,819,739

Total liabilities	$3,468,765	$2,904,464

Commitments and contingencies

Series A 6% preferred convertible stock, $0.01 par, 2,008 and 2,025 issued and outstanding at June 30, 2015 and September 30, 2014, respectively	1,302,925	1,313,956

Stockholders' deficit:
Common Stock 50,000,000 shares authorized having a par value of $0.001 per share; 12,524,286 shares issued and outstanding	12,524	12,500
Additional paid-in capital	1,756,024	1,637,509
Accumulated deficit	(4,428,089)	(2,751,572)
Total stockholders' deficit	(2,659,541)	(1,101,563)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,112,149	$3,116,857

See accompanying notes to these unaudited condensed consolidated financial statements.

Dala Petroleum Corp.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine months Ended	Inception (January 17, 2014) through
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Revenues	$-	$-	$-	$-

Operating expenses:
General and administrative	150,201	260,151	600,373	282,806
Impairment of oil and natural gas properties	116,860	43,938	481,983	43,938
Total costs and expenses	267,061	304,089	1,082,356	326,744

Net loss from operations	(267,061)	(304,089)	(1,082,356)	(326,744)

Non-operating expenses:
Gain/(loss) on derivative valuation	(490,264)	-	(369,023)	-
Interest expense	(610)	-	(610)	-
Registration rights payment	-	-	(133,658)	-
Total non-operating income	(490,874)	-	(503,291)	-

Net loss	(757,935)	(304,089)	(1,585,647)	(326,744)

Dividends on preferred stock	(30,375)	(13,018)	(90,870)	(13,018)

Net loss attributable to common stock	$(788,310)	$(317,107)	$(1,676,517)	$(339,762)

Basic and diluted loss per share	$(0.06)	$(0.06)	$(0.13)	$(0.12)

Weighted average number of shares Outstanding – basic and diluted	12,524,286	5,302,198	12,520,105	2,942,073

See accompanying notes to these unaudited condensed consolidated financial statements.

Dala Petroleum Corp.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Inception
	Nine months	(January 17, 2014)
	Ended	through
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,585,647)	$(326,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and natural gas properties	481,983	43,938
Gain/(Loss) on changes in fair value of derivatives	369,023	-
Stock-based compensation	99,783	11,088
Amortization of prepaid assets	(13,128)	-
Changes in operating assets and liabilities:
Accounts receivable	1,782	-
Accounts payable and accrued expenses	24,928	16,482
Registration rights liability	(18,225)	-
Due to related party	(11,292)	4,288
Accrued Interest	493	-
NET CASH USED IN OPERATIONS	(650,300)	(250,948)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments of net liabilities from Westcott in Reverse Merger	-	(151,044)
Proceeds from sale of acreage	4,000	-
Cash paid for oil and gas properties	(541,044)	(43,938)
CASH USED IN INVESTING ACTIVITIES	(537,044)	(194,982)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from notes payable	97,500	-
Proceeds from issuance of convertible preferred stock, net of offering costs	-	1,990,000
Payments of dividends on preferred stock	(60,495)	(13,018)
CASH PROVIDED BY FINANCING ACTIVITIES	37,005	1,976,982

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,150,339)	1,531,052

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,182,024	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$31,685	$1,531,052

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$-	$-
Interest	$-	$-

NONCASH INVESTING AND FINANCING ACTIVITIES
Issuance of common stock for oil and natural gas properties	$-	$1,898,947
Fair value of common shares issued upon conversion of preferred stock	$18,756	$-
Derivative liabilities related to stock and warrants	$-	$817,807
Increase in unproved oil and gas properties through accounts payable	$76,725	$-

See accompanying notes to these unaudited condensed consolidated financial statements.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2015

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

On June 3, 2014, the Company sold 2,025 units in the offering. Each unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the Holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested and (ii) 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 with a life of three years as of the “Effective Date, ” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.

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

Fair Value on a Recurring Basis

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2015:

	Fair Value Measurements at June 30, 2015
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total carrying value as of June 30, 2015
Derivative instruments	$—	$—	$3,181,037	$3,181,037
Total	$—	$—	$3,181,037	$3,181,037

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended June 30, 2015.

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

In April, 2015, the Company participated in the completion of a well in which the Company owns a 10% non-operated working interest targeting the Simpson and Viola formations, Kansas. That well was determined to be dry in June 2015.

During the three months ended June 30, 2015, the Company incurred total $101,941 in oil and natural gas expenditures, of which $25,440 were identified as being related to dry hole cost and $75,951 were general maintenance expenses and due diligence expenses of the unproved properties. These costs along with additional $15,470 previous capitalized cost which was identified as dry hole recently, were impaired as of June 30, 2015 and are included within operating expenses in the statement of operations. We incurred $550 leasehold costs during the three months ended June 30, 2015.

During the nine months ended June 30, 2015, the Company incurred total $617,769 in oil and natural gas expenditures, of which $233,359 were identified as being related to dry hole cost and $248,624 were general maintenance expenses and due diligence expenses of the unproved properties. These costs were impaired as of June 30, 2015 and are included within operating expenses in the statement of operations. We incurred $135,786 leasehold costs and received sale proceeds of $4,000 from an unproved property during the nine months ended June 30, 2015.

As of June 30, 2015, the Company’s oil and natural gas properties of $2.03 million were all classified as unproved.

Revenue Recognition

The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of the three and nine months ending June 30, 2015, no revenue has been recognized as all wells are still unproved and non-producing.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of June 30, 2015, the Company had no ARO liability as no wells have been established.

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

The Company recorded a net loss of $1,585,647 for the nine months ended June 30, 2015 and has computed the tax provision for the nine months ended June 30, 2015 in accordance with the provisions of ASC Topic 740, Income Taxes and ASC Topic 270, Interim Reporting .  The Company has estimated that its overall effective tax rate for US purposes to be 0% for the nine months ended June 30, 2015. Consequently, the Company recorded zero income tax expense or benefit for the period ended June 30, 2015. The Company’s income tax benefit on the loss before taxes was offset by an increase in the valuation allowance. At June 30, 2015 and September 30, 2014, a valuation allowance has been maintained to fully offset net deferred tax assets until it is evident that the deferred tax assets will be utilized in the future.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Loss per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended June 30, 2015, the potentially dilutive shares totaling 6,362,296 are anti-dilutive and are thus not added into the loss per share calculations.

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

The Company has a service agreement with Chisholm II to use its existing technical exploration team for general and administrative-type services on behalf of the Company.   The Company is obligated to pay Chisholm II $25,000 per month plus expenses for these services under a Master Services Agreement.  For the three and nine months ended June 30, 2015, the Company paid approximately $75,000 and $225,472 for its services, respectively.

On June 15, 2015, the Company received the funds from a demanded Promissory Note (the “Note”) in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders.

NOTE 6- NOTE PAYABLE

On June 15, 2015, the Company received funds from a demanded Promissory Note (the “Note”) that it entered into on June 8, 2015 in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders. As of June 30, 2015, the Company received proceeds of $97,500. During the three months ended June 30, 2015, the Company accrued $493 interest expense under this note.

NOTE 7 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in Note 2, the Company has sold 2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit.  Proceeds received totaled $1,990,000 (net of offering costs of $35,000).  Each unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment) and (ii) 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date, ” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 shares of Series A 6% Convertible Preferred Stock, exercisable into 2,868,571 shares of common stock, remain issued and outstanding as of June 30, 2015. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock.

As the Series A 6% Convertible Preferred Stock is contingently redeemable at a fixed price and such redemption would not be solely within the control of the Company, the preferred stock is classified outside of stockholders’ equity, as “temporary equity” between liabilities and stockholders’ equity on the Company’s condensed consolidated balance sheet.

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of June 30, 2015, 2,008 Convertible Preferred Shares remain outstanding.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

As of June 30, 2015 there are a total of 12,524,286 common shares outstanding.

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options.  The options have an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with an expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  For the nine months ended June 30, 2015, the Company recorded approximately $99,783 of stock-based compensation expense.

The following is a summary of the status of all of the Company’s stock options as of June 30, 2015 and changes during the period ended on that date:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at September 30, 2014	600,000	$0.70	5.93
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at June 30, 2015	600,000	$0.70	4.93
Exercisable at June 30, 2015	-	$-	-

As of June 30, 2015, the intrinsic value of outstanding stock options was $420,000.

NOTE 9 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company have a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, following ASC 815-40, the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet and all future changes in the fair value of these warrants and the conversion feature of the preferred stock are being recognized currently in earnings in our consolidated statement of operations under the caption “Gain/(Loss) on derivative valuation” until such time as the warrants are exercised or expire and until such time as the preferred stock is converted. The fair value of the conversion features of the preferred stock and the warrants was $3,086,189.  The fair value of the full-ratchet down-round provision of the preferred stock and warrants was $94,848.  The total derivative valuation as of June 30, 2015 was $3,181,037.  These amounts were determined using a multi-nominal lattice model with the following assumptions as described below.

Warrants:

•

1.93 year term

•

Risk-free rate of 0.64% during the two year term

•

Stock price volatility of 131.23%

•

Assumption of future stock offerings by the Company of zero in the first nine months of the term and 100% in the next twelve months, with zero probability of being a down round

Conversion Feature on Preferred Stock:

•

Estimated conversion of all preferred shares within 11 months

•

Risk-free rate of 0.28% based on the assumed one year outstanding

•

Stock price volatility of 113.39%

•

Assumption of future stock offerings by the Company of zero in the first nine months of the term and 100% in the next twelve months, with zero probability of being a down round

Activity for derivative instruments liability during the nine months ended June 30, 2015 was as follows:

	September 30, 2014	Activity During Fiscal Year	Change in Fair Value of Derivative liability	June 30, 2015
Derivative liability	$2,819,739	$(7,723)	$369,021	$3,181,037

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – GOING CONCERN

The Company's financial statements have been prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Accordingly, the financial statements do not include any adjustments related to the recoverability of assets or classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has incurred negative cash flows from operations and net losses for the period from inception on January 17, 2014 through June 30, 2015  The Company is not currently generating any revenues from its oil and natural gas properties, but, is in the early exploration phase in identifying proved reserves from within its unproved properties.  Taken together the preceding circumstances raise substantial doubt about the Company's ability to continue as a going concern.

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

In the event the Company is unable to raise funding in the near term, we will not be able to pay our liabilities. In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, and if our current creditors elect to foreclose on the outstanding debts then owed, we would be forced to liquidate our assets or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 12 – SUBSEQUENT EVENT

In July 2015, the Company received the remaining proceeds of $2,499 from the Promissory Note dated June 15, 2015.

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

During the three and nine months ended June 30, 2015, the Company incurred $101,941 and $617,769 in oil and gas expenditures, respectively.

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

As a result of the dry holes encountered, the Company immediately expensed $233,359 of cost capitalized as impairment expense for the nine months ended June 30, 2015. We are not discouraged by the results of these two wells as all prospects have different risk elements, especially our new prospects.  We participated in these two wells on a 25% non-operated working interest basis.  These wells were located within the Central Kansas Uplift.

Our common stock currently trades on the Over-the-Counter Bulletin Board (OTCBB) under the symbol DALP.

Results of Operations

Three Months Ended June 30, 2015 and 2014

During the three months ended June 30, 2015, we had no revenues and we incurred $150,201 of general and administrative expenses, which included approximately $22,438 of legal, accounting, consulting and other professional fees, and $95,377 officer and director compensation expense (to include approximately $33,261 of stock-based compensation expense). Additionally, we accrued $30,375 in quarterly dividends on our preferred stock and $0 in registration rights payments.  As a result, we incurred a net loss attributable to common stock of $(0.06) per share for the three months ended June 30, 2015.

During the three months June 30, 2014, we had no revenue and incurred $260,151 of general and administrative expenses, which included approximately $140,654 of legal, accounting, consulting and other professional fees, and $30,478 officer and director compensation expense (to include approximately $11,088 of stock-based compensation expense). Additionally, we paid $13,018 in quarterly dividends on our preferred stock. As a result, we incurred a net loss attributable to common stock of $(0.06) per share for the three months ended June 30, 2014.

The decrease in general and administrative expenses was due to dramatically increased operating activities and professional fees incurred during the mergers in June 2014 compared to the expenses incurred during three months ended June 30, 2015.

Nine months Ended June 30, 2015 and 2014

During the nine months ended June 30, 2015, we had no revenues and we incurred $600,373 of general and administrative expenses, which included approximately $163,834 of legal and accounting fees, consulting and other professional fees, and $279,765 officer and director compensation expense (to include approximately $99,783 of stock-based compensation expense). Additionally, we paid $60,495 and accrued $30,375 in quarterly dividends on our preferred stock and $133,658 in registration rights payments.  As a result, we incurred a net loss attributable to common stock of $(0.13) per share for the nine months ended June 30, 2015.

During the nine months ended June 30, 2014, we had no revenues and we incurred $282,806 of general and administrative expenses, which included approximately $173,000 of legal and accounting fees, and approximately $40,000 officer and director compensation expense (to include approximately $11,088 of stock-based compensation expense). Additionally, we paid $13,018 in quarterly dividends on our preferred stock.  As a result, we incurred a net loss attributable to common stock of $(0.12) per share for the nine months ended June 30, 2014.

The increase in general and administrative expenses was due to increased operating activities and professional fees incurred since the merger.

Liquidity and Capital Requirements

We had $31,685 in cash on hand and negative working capital of $206,312 at June 30, 2015.  We believe these funds will be sufficient to enable us to fund our principal business operations through at least the next 30 days.   The Company plans to raise additional capital from the sale of its securities (including, without limitation common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the development of its oil and gas properties. In the event the Company is unable to raise funding in the near term, we will not be able to pay our liabilities. In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, and if our current creditors elect to foreclose on the outstanding debts then owed, we would be forced to liquidate our assets or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

Cash flows from operating activities utilized $(650,300) in cash during these months ended June 30, 2015, primarily the result of our $1,585,647 loss for the period, offset by changes in working capital of $(2,314), noncash adjustment of $99,783 in stock based compensation, $369,023 in change on fair value of derivative liabilities, $(13,128) in amortization in prepaid assets and $481,983 in impairment charges resulting from dry holes and maintenance expenses on the unproved properties during the period related to our oil and natural gas activities.

Cash flows from investing activities utilized $(537,044) in cash during these months ended June 30, 2015, which was the result of additional expenditures related to geological and geophysical, and acquisition cost incurred during the period in our efforts to locate reserves in our oil and gas properties.

Cash flows from financing activities utilized $37,005 in cash during these months ended June 30, 2015, related to $60,495 in payments of quarterly dividends on the preferred stock and $97,500 of proceeds received from notes payable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

We have no mining activities.

Item 5. Other Information

In April 2015, the Company participated in the completion of a well in which the Company owns a 10% non-operated working interest targeting the Simpson and Viola formations in Kansas.  We elected to participate in the completion of the well as the logs indicated productive hydrocarbons. Production casing has been set and awaiting completion.

On April 17, 2015, the Board of Directors of the Company voted to start accruing all salaries and compensation to officers and directors starting May 1, 2015. The Board of Directors also determined that all payments due under the Chisholm Partners II Master Service Agreement would also begin to accrue starting May 1, 2015.

On June 15, 2015, the Company received the funds from a Promissory Note (the “Note”) that it entered into on June 8, 2015 in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders.

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

DALA PETROLEUM CORP.

Date:	August 11, 2015	By:	/s/ E. Will Gray II
E. Will Gray II
Chief Executive Officer and Director
Principal Executive Officer and Principal Financial Officer