Form 10-K
period 2015-09-30
DALA PETROLEUM CORP.
filed 2016-01-13
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

 Commission File No. 001-10171

DALA PETROLEUM CORP.

(Name of Small Business Issuer in its Charter)

Delaware	80-0000245
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

175 South Main Street Suite 1410 Salt Lake City, Utah 84111
(Address of Principal Executive Offices)

(801) 303-5721
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

The aggregate market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($1.30) on March 31, 2015 as quoted on the OTCQB of OTC Markets Goup (“OTC Markets”).  There were 4,984,286 shares of common voting stock held by non-affiliates, valued in the aggregate at $6,479,572.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of January 8, 2015, the Registrant had 12,525,286 shares of common stock outstanding.

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

On August 29, 2014, the Company filed a Certificate of Amendment of Certificate of Incorporation with the State of Delaware changing the name of the Company to “Dala Petroleum Corp.,” as approved by a majority of the common shareholders and 67% of the preferred shareholders.

Dala has the rights to engage in oil exploration and development on approximately 300 leases in north central Kansas, with total acreage of approximately 80,000 acres (the “Property”). Since the Merger through May 2015, Dala was operating as an early-stage oil exploration company focused on the Property, which has oil potential at depths of less than 6,000 feet.

Dala was assigned the rights to explore the Property from Chisholm Partners II, LLC (“Chisholm II”), an exploration and production company focused on the acquisition of Kansas oil leasehold interests and exploration and development and Dala’s sole shareholder prior to the Merger into the Company. The Company has a Master Service Agreement with Chisholm II that allows it to utilize Chisholm II’s existing technical exploration team to further explore and develop the property but the Company has elected to suspend payments to Chisholm Partners II, LLC given the decline in the market price for oil and to temporarily suspend of the Company’s exploration activities until further decision by the Board of Directors.

Dala has temporarily suspended its exploration program due to the decline in the price of oil and difficult market conditions.  Until Summer 2015, when the Company’s operations were suspended, Dala’s operations were focused on shallow oil opportunities. Dala has a ready-to-drill inventory of seismically defined (2-D and 3-D) prospects in and around existing production in central, southern and northwest Kansas.  In addition, Dala has leases to approximately 80,000 net acres along a productive trend of fields in central Kansas, which will be explored via conventional seismic evaluation and vertical drilling.  These exploration activities can be reactivated if the price of oil increases and recovers to acceptable levels.  Most of the prospects are supported by modern seismic data and are a combination of field extensions, step out locations and offsets to existing production.

During the year ended September 30, 2015 the Company drilled five wells.  The wells drilled had no commercial quantities of oil and were plugged and abandoned.

Dala has established a substantial land position over a shallow, conventional oil play in north central Kansas.  The "Play" or exploration concept is located across a four county area and is geographically defined by the boundaries of the productive North American Rift System.  The land position is concentrated over a lightly explored portion of the Rift, bordered immediately on the south by productive rift-related oil fields, and to the north by significant new discoveries in southeast Nebraska, where productive rates have recently been reported.  This Play concept was developed by a team of highly experienced international geologists, geophysicists and land experts, who applied regional geologic theory, proprietary geophysical databases and high resolution seismic.

In addition to the Play, Dala has the option to participate in a drilling program with working interests ranging between 12.5%-25% in order to provide operating cash flows while further validating the thesis of the 80,000 acres.  The Company is not considering participation in the drilling any of these prospects at this time due to the Company’s financial situation and the current market price of oil.

Our principal offices are located at 175 South Main Street, Suite 1410, Salt Lake City, Utah.  Our telephone number is (801) 303-5721.  Our fiscal year-end is September 30.

Except as otherwise indicated, as used throughout the remainder of this annual report, references to “Company,” “Westcott,” “we,” “us,” or “our” refer to “we,” “us” and “our” refer to Dala Petroleum Corp., formerly known as Westcott Products Corporation, a Delaware corporation, from and after June 2, 2014, and Dala Petroleum Corp., a Nevada corporation, prior to June 2, 2014 since its inception on January 17, 2014.

Business Strategy

Our business strategy is to create value for our shareholders by establishing and growing reserves, production and cash flow on a cost-efficient basis.  Due to the significant decline in the market price of oil the Company has temporarily suspended all exploration activities.  Upon reactivation, key elements of our business strategy will include:

•

Development and exploration of our existing oil and gas leases in the North American Rift System. If we begin the development of our current acreage position in the Property, we will be required to register as a licensed Oil and Gas Operator within the state of Kansas;

•

To selectively participate, on a non-operated basis, in seismically-driven prospects that correspond geologically with our existing footprint within the state of Kansas;

•

Prudent management of our current limited cash resources;

•

To complement our organic growth strategy, we will seek to aggregate any future production in order to accelerate the Company’s production and reserve profile;

•

Retaining qualified personnel to carry out the Company’s growth strategy; and

•

Evaluating potential merger or financing options.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that we generally cannot control. Government regulations, particularly in the areas of taxation, energy, climate change and the environment, can have a significant impact on operations and profitability.  Significant factors that will impact oil prices in the current fiscal year and future periods include: political and social developments in the Middle East; demand in Asian and European markets; and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas or lack thereof.  Additionally, natural gas prices continue to be under pressure due to concerns over excess supply of natural gas due to the high productivity of emerging shale developments in the United States and continued lower product demand caused by a weakened economy.  Natural gas prices are generally determined by North American supply and demand and are also affected by imports of liquefied natural gas.  Weather also has a significant impact on demand for natural gas since it is a primary heating source.

Development

Upon an acceptable recovery in the market price of oil, we will primarily engage in oil and natural gas exploration and production on the Property using a technical exploration team to further explore and develop the Property.

Dala has access to a full team of experienced (major oil company-trained) technical and land personnel to support its operations, which is provided under the suspended Chisholm II Master Service Agreement. The Chisholm II Master Service Agreement has been amended to suspend payments to Chisholm II during the suspension of exploration activities.  Dala has an inventory of drill-ready oil prospects.   Most of the prospects are supported by modern seismic data and are a combination of field extensions, step out locations and offsets to existing production. During the year ended September 30, 2015 the Company drilled five wells.  The wells drilled had no commercial quantities of oil and were plugged and abandoned.

Dala established a substantial land position over a shallow, conventional oil play in north central Kansas.  The "Play" or exploration concept is located across a four county area and is geographically defined by the boundaries of the productive North American Rift System.  The land position is concentrated over a lightly explored portion of the Rift, bordered immediately on the south by productive rift-related oil fields, and to the north by significant new discoveries in southeast Nebraska, where productive rates have recently been reported.  This Play concept was developed by a team of highly experienced international geologists, geophysicists and land experts, who applied regional geologic theory, proprietary geophysical databases and high resolution seismic.

8S 3W
8S 2W
8S 1W
8S 1E
8S 2E
8S 3E
8S 4E
Clay
9S 3W
9S 2W
9S 1W
9S 1E
9S 2E
9S 3E
9S 4E
Lease Area
10S 3W
10S 2W
10S 1W
10S 1E
10S 4E
Ottawa
11S 3W
11S 2W
11S 1W
11S 2E
11S 4E
12S 3W
12S 2W
12S 2E
12S 3E
12S 4E
13S 3W
13S 1W
13S 1E
13S 2E
13S 3E
13S 4E
Dickinson
14S 3W
14S 2W
14S 1W
14S 1E
14S 2E
14S 3E
14S 4E
Saline
15S 3W
15S 2W
15S 1W
15S 1E
15S 2E
15S 3E
15S 4E
Nebraska
Iowa
Colorado
Missouri
Kansas
KANOKA RIDGE
Oklahoma
Texas
Arkansas

In addition to the Play, Dala has the option to participate in a drilling program with working interests ranging between 12.5%-25% in order to provide operating cash flows while further validating the thesis of the 80,000 acres.  The Company is not considering participation in the drilling any of these prospects at this time.

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

The price of crude oil has fallen significantly since mid-year 2014, reflecting robust non-OPEC supply growth led by expanding unconventional production in the United States, weakening growth in emerging markets, and the decision by OPEC to maintain its current production ceiling. The downturn in the price of crude oil has impacted, and, depending upon its duration, will continue to significantly impact the company's operations and ability to raise funds or attract potential partners. The company anticipates that crude oil prices will increase in the future, as continued growth in demand and a slowing in supply growth should bring global markets into balance; however, the timing of any such increases is unknown.

Our oil production, if any, is expected to be sold at prices tied to the spot oil markets.  Our natural gas production, if any, is expected to be sold under short-term contracts and priced based on first of the month index prices or on daily spot market prices.  We will rely on any operating partners to market and sell our production, where we contract with such operators in drilling prospects.  We currently have a suspended Management Services Agreement with Chisholm II and an Option Participation Agreement with Chisholm II.

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

On June 3, 2014, we entered into a Master Services Agreement with Chisholm. Pursuant to the Master Service Agreement, Chisholm agreed to act as an independent contractor for the Company and provide services and personnel to develop, drill, operate, and maintain oil and gas wells and properties used to produce oil and gas within the State of Kansas for a period of twelve (12) months. This Agreement was currently suspended as of May 1, 2015 but could be reactivated if the market for oil recovers.

We have also entered into an Option Participation Agreement with Chisholm. Pursuant to the Option Participation Agreement, Chisholm granted Dala the option, at Dala’s own election, to participate for up to twenty-five percent (25%) of Chisholm’s share of each drilling operation in search for oil or gas in the State of Kansas undertaken by Chisholm. The Company does not currently have any plans to participate in this Agreement due to its financial condition but may elect to participate in the future.

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

Number of Total Employees and Number of Full-Time Employees

We have no full-time employees. We also currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, as well as marketing and business development.   The remuneration paid to our officers and directors is more completely described elsewhere in this Annual report in the “Executive Compensation” section.

Subsidiaries

We have one wholly-owned subsidiary;  Dala Petroleum Corp., a Nevada corporation, is our sole operating subsidiary.

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

The Loss Of Our Management Team, Upon Whose Knowledge, Relationships With Industry Participants, Leadership And Technical Expertise We Rely Could Diminish Our Ability To Conduct Our Operations, And Harm Our Ability To Execute Our Business Plan.

Our success depends heavily upon the continued contributions of the members of our management team whose knowledge, relationships with industry participants, leadership and technical expertise would be difficult to replace.  In particular, our ability to successfully acquire additional properties, to increase our reserves, to participate in drilling opportunities and to identify and enter into commercial arrangements depends on developing and maintaining close working relationships with industry participants.  In addition, our ability to select and evaluate suitable properties and to consummate transactions in a highly competitive environment is dependent on our management team’s knowledge and expertise in the industry.  To continue to develop our business, we rely on our management team’s knowledge and expertise in the industry and will use our management team’s relationships with industry participants, specifically those of our board of directors, to enter into strategic relationships, which may take the form of joint ventures with other private parties and contractual arrangements with other oil and natural gas companies.

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

RISKS RELATED TO OUR SECURITIES

Our Stock Price May be Volatile, which May Result in Losses to Our Shareholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the over-the-counter markets quotation system in which shares of our common stock are listed, have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many factors, including the following, some of which are beyond our control:

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

We Will Incur Increased Costs and Compliance Risks as a Result of Being a Public Company.

We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with adopted corporate governance requirements, including certain requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC, OTC Markets and FINRA.  We expect these rules and regulations, in particular Section 404 of the Sarbanes-Oxley Act of 2002, to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. Like many smaller public companies, we face a significant impact from required compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires management of public companies to evaluate the effectiveness of internal control over financial reporting and the independent auditors to attest to the effectiveness of such internal controls and the evaluation performed by management. The SEC has adopted rules implementing Section 404 for public companies as well as disclosure requirements. The Public Company Accounting Oversight Board, or

PCAOB, has adopted documentation and attestation standards that the independent auditors must follow in conducting its attestation under Section 404. We are currently preparing for compliance with Section 404; however, there can be no assurance that we will be able to effectively meet all of the requirements of Section 404 as currently known to us in the currently mandated timeframe. Any failure to implement effectively new or improved internal controls, or to resolve difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet reporting obligations or result in management being required to give a qualified assessment of our internal controls over financial reporting or our independent auditors providing an adverse opinion regarding management’s assessment. Any such result could cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

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

Our Company is listed on OTCQB under the symbol “DALP.”

Our common stock is expected to be traded over the counter, which may deprive stockholders of the full value of their shares.

Our common stock is quoted via the OTCQB under the symbol “DALP”. Accordingly, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

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

We currently do not have any monthly expenses related to our principal executive office as the management team uses their own personal offices for Company-related work.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD” [now “FINRA”]) on June 14, 2007, under the symbol “WSPD.” Beginning September 2014, our common stock is listed under the symbol “DALP” on the OTCQB of OTC Markets Group. No assurance can be given that any market for our common stock will develop or be maintained.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2013	High	Low
October 1 – December 31.0015		.0015
2014
January 1 – March 31.0015		.0015
April 1 – June 30	1.05	.0015
July 1 – September 30	1.34	1.10
October 1 – December 31.0015		.0015
2015
January 1 – March 31	1.34	1.15
April 1 – June 30	1.4	1.1
July 1 – September 30	1.4	.11

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

A total of 2,008 shares of Series A 6% Convertible Preferred Stock remain issued and outstanding as of September 30, 2015. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock. The Company has accrued all outstanding dividends due under the Series A 6% Convertible Preferred Stock since June 1, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

None; not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Use of Proceeds of Registered Securities

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

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2015 TO THE PERIOD FROM INCEPTION OF JANUARY 17, 2014 TO SEPTEMBER 30, 2014

Results of Operations

For the year ended September 30, 2015 and the period from inception of January 17, 2014 to September 30, 2014, the Company generated no revenue from operations.  The Company currently supports operations through its financing activities through the sale of equity and issuance of debt securities.  As the current period is the inaugural annual period of the entity, no comparable information exists for the prior period.

For the year ended September 30, 2015 and the period from inception of January 17, 2014 to September 30, 2014, general and administrative expenses were $681,095 and $399,567, respectively.  The increase of $281,528 or 70.5% was primarily related to increases in stock-based compensation, $88,695, director fees, $45,250, travel expenses, $30,988, and insurance expense, $35,333.  These expenses increased in fiscal year 2015 compared to fiscal year 2014 primarily due to fiscal year 2015 being a full year whereas fiscal year 2014 began in June 2014.

For the year ended September 30, 2015 and the period from inception of January 17, 2014 to September 30, 2014, impairment of oil and natural gas properties were $1,954,717 and $260,723, respectively.  The increase in 2015 was due to a significant impairment reducing the value to $608,000.

For the year ended September 30, 2015, non-operating expenses primarily were gain on derivative valuation were $2,757,776.  For the period from inception of January 17, 2014 to September 30, 2014, non-operating expenses primarily were a loss on derivative valuation were $2,001,932.

For the year ended September 30, 2015 and the period from inception of January 17, 2014 to September 30, 2014, we had a net loss from operations of $12,680 and $2,712,084, respectively.

Additionally, the Company recognized preferred stock dividends of $124,053 and $39,488 for the year ended September 30, 2015 and the period from inception of January 17, 2014 to September 30, 2014, respectively.

Liquidity and Capital Resources

As of September 30, 2015, we have $2,874 in cash and cash equivalents on hand. Currently, the Company obtains cash for operating expenses through methods of financings, primarily the issuance of convertible preferred shares of stock for cash and the issuance of debt securities.

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

Cash Flow from Operations

During the year ended September 30, 2015 and the period from inception of January 17, 2014 to September 30, 2014, cash flow used in operating activities were $631,611 and $356,241, respectively.  Cash flows used in operating activities was primarily attributable to the Company’s net loss of $12,680 and $2,712,084 for the year ended September 30, 2015 and the period from inception of January 17, 2014 to September 30, 2014.

The Company recognized noncash items offsetting the net loss for the year ended September 30, 2015 primarily of $1,954,717 for impairment of oil and natural gas properties offset by loss on changes in fair value of derivatives of $2,757,776 compared primarily to a gain on changes in fair value of derivatives of $2,001,932 for the period from inception of January 17, 2014 to September 30, 2014.

Cash Flows from Investing Activities

During the period ended September 30, 2015 and the period from inception of January 17, 2014 to September 30, 2014, cash flow used in investing activities were $587,044 and $412,247, respectively.  Cash flows used in investing activities comprised primarily of $591,044 for cash paid for oil and natural cash properties compared to $151,524 for repayment of liabilities resulting from our reverse merger with Westcott and $260,723 in cost paid for due diligence on prospect properties ultimately not acquired and also in efforts to locate viable resources for production from our oil and gas properties, respectively.

Cash Flows from Financing Activities

During the period ended September 30, 2015 and the period from inception of January 17, 2014 to September 30, 2015, cash flow provided by financing activities were $39,505 and $1,950,512, respectively.  The funds provided by financing were comprised primarily of proceeds received from notes payable ($100,000) offset by payments of dividends on preferred stock ($60,495) compared to proceeds from issuance of convertible preferred stock, net of offering costs ($1,990,000) offset by repayments to related party ($39,448), respectively.

Going Concern

As the Company did not generate any revenue during the year ended September 30, 2015, we have been dependent on debt and equity financing to support our operations.  In addition to our net losses for the period of $12,680, we have experienced negative cash flows from operations of $681,611, and have an accumulated deficit of $2,888,305. These factors raise substantial doubt about our ability to continue as a going concern.

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

Plan of Operation

Our revenues and future profitability are substantially dependent on our ability to raise additional funds. We have suspended drilling and other exploration and development operations until the market conditions related to the price of oil have improved.  We have substantially cut administrative expenses to conserve to conserve cash.  The management and directors are no longer paid any salary or bonus.  We also are not immediately planning any other leasing activity in our areas of operation.  We continue to search for a financial and/or operational partner to assist in developing our oil and gas properties.  If we were to partner with another entity, we would consider all options in developing our properties.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the year ended September 30, 2015.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the web site and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations set by Regulation S-X, Rule 4-10, whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended September 30, 2015.

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

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of September 30, 2015, the Company had no outstanding obligations related to ARO liability.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of September 30, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Loss per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended September 30, 2015, the potentially dilutive shares totaling 6,386,582 are anti-dilutive and are thus not added into the loss per share calculations.  Due to the anti-dilutive impact the weighted average dilutive shares outstanding for the period ended September 30, 2015, for basic and dilutive shares, are the same.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company chose to adopt ASU No. 2014-10 early, effective in its financial statements for the period ended September 30, 2015.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DALA PETROLEUM CORP.

FINANCIAL STATEMENTS

September 30, 2015

TABLE OF CONTENTS

Green & Company, CPAs A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Dala Petroleum Corp.

We have audited the accompanying consolidated balance sheet of Dala Petroleum Corp. as of September 30, 2015, and the related consolidated statement of operations, stockholders’ deficiency, and cash flows for the year ended September 30, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The September 30, 2014 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on December 5, 2014.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dala Petroleum Corp. as of September 30, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 4.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company CPAs

Green & Company CPAs

Tampa, Florida

January 13, 2016

10320 N 56th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

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

/s/ Mantyla McReynolds, LLC

Mantyla McReynolds, LLC

Salt Lake City, Utah

December 5, 2014

DALA PETROLEUM CORP.

Consolidated Balance Sheets

September 30,

	2015	2014

ASSETS

Current assets
Cash	$2,874	$1,182,024
Receivables	1,071	1,782
Prepaid expenses	34,442	34,104
Total current assets	38,387	1,217,910

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	608,000	1,898,947

Total assets	$646,387	$3,116,857

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$100,985	$-
Accounts payable and accrued expenses	228,680	55,208
Due to related parties	-	11,292
Registration rights liability	-	18,225

Total current liabilities	329,665	84,725

Derivative liabilities	54,240	2,819,739

Total liabilities	383,905	2,904,464

Commitments and contingencies

Series A 6% preferred convertible stock, $0.01 par value, 2,008 and 2,025 issued and outstanding at September 30, 2015 and 2014, respectively	1,302,925	1,313,956

Stockholders' deficit
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,524,286 and 12,500,000 shares issued and outstanding, respectively	12,524	12,500
Additional paid-in capital	1,789,285	1,637,509
Accumulated deficit	(2,842,252)	(2,751,572)
Total stockholders' deficit	(1,086,496)	(1,101,563)

Total liabilities and stockholders' deficit	$646,387	$3,116,857

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Statements of Operations

		Period from
		Inception
	For the Year	(January 17, 2014)
	Ended	to
	September 30,	September 30,
	2015	2014

Revenue, net	$-	$-

Operating expenses
General and administrative	681,095	399,567
Impairment of oil and natural gas properties	1,954,717	260,723
Total costs and expenses	2,635,812	660,290

Non-operating expenses
Gain (loss) on derivative valuation	2,757,776	(2,001,932)
Registration rights expense	(133,658)	(48,600)
Interest expense	(986)	(1,262)
Total non-operating expenses	2,623,132	(2,051,794)

Net loss	(12,680)	(2,712,084)

Dividends on preferred stock	(78,000)	(39,488)

Net loss attributable to common stock	$(9,680)	$(2,751,572)

Net loss per share - basic and diluted	$(0.00)	$(0.43)

Weighted average number of shares
outstanding - basic and diluted	12,521,092	6,376,953

See accompanying notes to consolidated financial statements.

DALA PRETROLEUM CORP.

Consolidated Statement of Shareholders' Deficit

September 30, 2015

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at inception (January 17, 2014)	-	$-	$-	$-	$-
Contributed assets in exchange for common stock	10,000,000	10,000	1,888,947		1,898,947
Recapitalization from reverse merger	2,500,000	2,500	(154,024)		(151,524)
Derivatives related to preferred stock and warrants			(106,763)		(106,763)
Offering costs related to issuance of preferred stock			(35,000)		(35,000)
Stock-based compensation			44,349		44,349
Dividends on preferred stock				(39,488)	(39,488)
Net loss for the period ended September 30, 2014				(2,712,084)	(2,712,084)

Balance at September 30, 2014	12,500,000	$12,500	$1,637,509	$(2,751,572)	$(1,101,563)

Dividends on preferred stock				(78,000)	(78,000)
Convertible preferred stock exercised	24,286	24	11,007		11,031
Derivatives related to preferred stock and warrants			7,725		7,725
Stock-based compensation			133,044		133,044
Net loss for the period ended September 30, 2015				(12,680)	(12,680)

Balance at September 30, 2015	12,524,286	$12,524	$1,789,285	$(2,842,252)	$(1,040,443)

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Statements of Cash Flows

		Period from
		Inception
	For the Year	(January 17, 2014)
	Ended	to
	September 30,	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,680)	$(2,712,084)
Adjustments to reconcile net loss to net cash used in operations:
Impairment of oil and natural gas properties	1,954,717	260,723
(Gain) loss on changes in fair value of derivatives	(2,757,776)	2,001,932
Stock-based compensation	133,044	44,349
Changes in operating assets and liabilities:
Receivables	711	(1,782)
Prepaid assets	(338)	(34,104)
Accounts payable and accrued expenses	79,243	55,208
Registration rights liability	(18,225)	18,225
Due to related parties	(11,292)	11,292
Accrued interest	985	-
Net cash used in operating activities	(631,611)	(356,241)

Cash flows provided by investing activities
Payment of net liabilities from Westcott in reverse merger	-	(151,524)
Proceeds from sale of acreage	4,000	-
Cash paid for oil and natural gas properties	(591,044)	(260,723)
Net cash provided by investing activities	(587,044)	(412,247)

Cash flows from financing activities:
Proceeds received from notes payable	100,000	-
Proceeds from issuance of convertible preferred stock, net of offering costs	-	1,990,000
Proceeds from related party	-	-
Payments of dividends on preferred stock	(60,495)	(39,488)
Net cash provided by financing activities	39,505	1,950,512

Net decrease in cash	(1,179,150)	1,182,024
Cash at beginning of period	1,182,024	-
Cash at end of period	$2,874	$1,182,024

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$1,262
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Issuance of common stock for oil and natural gas properties	$-	$1,898,947
Fair value of common shares issued upon conversion of preferred stock	$18,756	$-
Derivative liabilities related to stock and warrants	$-	$817,807
Increase in unproved oil and gas properties through accounts payable	$76,725	$-

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2015

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

Dala possesses rights to engage in oil and natural gas exploration and development on approximately 300 leases in north central Kansas, with total acreage of approximately 80,000 acres (the “Property”). Dala is operating as an early-stage oil exploration company focused on the Property, which has oil potential at depths of less than 6,000 feet.  With the Merger, the Company now has these rights, although the Company has suspended its operations temporarily due to the market conditions related to the price of oil.

Prior to the Merger, Westcott was considered a shell company, as defined in SEC Rule 12b-2. Therefore, for financial reporting purposes, the Merger is being accounted for as a reverse-merger and recapitalization of Dala.

NOTE 3 – BASIS OF PRESENTATION

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, allowance for accounts receivable, depreciable lives of the web site, valuation of warrants and beneficial conversion feature debt discounts, valuation of derivatives, and valuation of share-based payments.

Accounting for Derivatives

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets

The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for layaway sales and short term loans the carrying amounts approximate fair value due to their short maturities.

We follow accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Unproved oil and natural gas properties are accounted for and measured under Regulation S-X, Rule 4-10.

We currently measure and report at fair value other intangible assets (due to our impairment analysis) and derivative liabilities using ASC 820-10, Fair Value Measurement.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following tables summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

Fair Value Measurements at September 30, 2015
Quoted
Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$608,000	$608,000

			Change in
		Activity	Fair
		During	Value of
	September 30,	Fiscal	Intangible	September 30,
	2014	Year	Asset	2015
Description
Unproved oil and natural gas properties	$1,898,947	$181,786	$(1,472,733)	$608,000

	Fair Value Measurements at September 30, 2014				Fair Value Measurements at September 30, 2015
	Quoted				Quoted
	Prices				Prices
	In Active	Significant			In Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable	Total	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	(Level 1)	(Level 2)	(Level 3)	Value
Description
Derivative liability	$-	$-	$2,819,739	$2,819,739	$-	$-	$54,240	$54,240

			Change in			Change in
		Activity	Fair		Activity	Fair
		During	Value of		During	Value of
		Fiscal	Intangible	September 30,	Fiscal	Intangible	September 30,
	Inception	Year	Asset	2014	Year	Asset	2015
Description
Derivative liability	$-	$817,807	$2,001,932	$2,819,739	$(7,723)	$(2,757,776)	$54,240

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended September 30, 2015 as it was not required.

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

Under the full cost method of accounting, capitalized oil and natural gas property costs less accumulated depletion, net of deferred income taxes, may not exceed a ceiling amount equal to the present value, discounted at 10%, of estimated future net revenues from proved oil and natural gas reserves plus the cost of unproved properties not subject to amortization (without regard to estimates of fair value), or estimated fair value, if lower, of unproved properties that are subject to amortization. Should capitalized costs exceed this ceiling, which is tested on a quarterly basis, an impairment is recognized. The present value of estimated future net revenues is computed by applying prices based on a 12-month unweighted average of the oil and natural gas prices in effect on the first day of each month, less estimated future expenditures to be incurred in developing and producing the proved reserves (assuming the continuation of existing economic conditions), less any applicable future taxes.  If such capitalized costs exceed the ceiling, the Company will record a write-down to the extent of such excess as a non-cash charge to earnings.  Any such write-down will reduce earnings in the period of occurrence and result in a lower depreciation, depletion and amortization rate in future periods.  A write-down may not be reversed in future periods even though higher oil and natural gas prices may subsequently increase the ceiling.

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

During the year ended September 30, 2015, the Company incurred total $617,769 in oil and natural gas expenditures, of which $233,359 were identified as being related to dry hole cost and $248,624 were general maintenance expenses and due diligence expenses of the unproved properties. We incurred $135,786 leasehold costs and received sale proceeds of $4,000 from an unproved property during the year ended September 30, 2015.

As of September 30, 2015, the Company’s oil and natural gas properties were determined to be impaired thereby reducing the unproved oil and natural gas properties to $608,000.

Revenue Recognition

The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of the year ending September 30, 2015, no revenue has been recognized as all wells are still unproved and non-producing.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of September 30, 2015, the Company had no ARO liability as no wells have been established.

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

Net Loss Per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the year ended September 30, 2015, the potentially dilutive shares totaling 6,362,296 are anti-dilutive and are thus not added into the loss per share calculations.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of September 30, 2015 and 2014.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these audited financial statements. The accounting pronouncements and updates issued subsequent to the date of these audited financial statements that were considered significant by management were evaluated for the potential effect on these audited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these audited financial statements as presented and does not anticipate the need for any future restatement of these audited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2015 through the date these audited financial statements were issued.

NOTE 4 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had net loss attributable to common stock of $136,733 and used cash in operating activities of $681,611 for the year ended September 30, 2015. The net loss was primarily due to a gain on derivative valuation, $2,757,776 offset by an impairment of oil and natural gas properties of $1,954,717.  The Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $337,331, $1,086,496 and $2,888,305, respectively, at September 30, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.  The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has a service agreement, which has been suspended by the Company, with Chisholm II to use its existing technical exploration team for general and administrative-type services on behalf of the Company.   The Company is obligated to pay Chisholm II $25,000 per month plus expenses for these services under a Master Services Agreement.  For the year ended September 30, 2015, the Company paid approximately $225,472 for its services.

In June 2014, the Company entered into an Option Participation Agreement with Chisholm II, whereby Chisholm II granted the Company the option, at the Company’s own election, to participate for up to twenty-five percent (25%) of Chisholm II’s share of each drilling operation in search for oil or gas in the State of Kansas undertaken by Chisholm II.

On June 15, 2015, the Company received the funds from a Promissory Note (the “Note”) in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders.

NOTE 6- NOTE PAYABLE

On June 15, 2015, the Company received funds from a demanded Promissory Note (the “Note”) that it entered into on June 8, 2015 in the amount of $100,000 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders. As of September 30, 2015, the Company received proceeds of $100,000. During the year ended September 30, 2015, the Company accrued $985 interest expense under this note, which is included in the balance as reported.

NOTE 7 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in Note 2, in fiscal year 2014, the Company has sold 2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit.  Proceeds received totaled $1,990,000 (net of offering costs of $35,000).  Each unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment) and (ii) 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date, ” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 shares of Series A 6% Convertible Preferred Stock, exercisable into 2,868,571 shares of common stock, remain issued and outstanding as of September 30, 2015. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock. The Company discontinued paying the quarterly dividend as of July 1, 2015 and the amount owed thereunder has been accruing since that time.

As the Series A 6% Convertible Preferred Stock is contingently redeemable at a fixed price and such redemption would not be solely within the control of the Company, the preferred stock is classified outside of stockholders’ equity, as “temporary equity” between liabilities and stockholders’ equity on the Company’s consolidated balance sheet.

The Series A 6% Convertible Preferred Stock has no voting rights.

If, at any time while this Series A 6% Convertible Preferred Stock is outstanding, the Company sells or grants any option to purchase any Common Stock or Common Stock at a price lower than $0.70, the conversion price shall be reduced to equal the lower issuance price.

Upon the occurrence of a triggering event, each holder shall have the right to require the Company to redeem all of the Series A 6% Convertible Preferred Stock in cash at the redemption amount which is the sum of (a) the greater of (i) 130% of the stated value, and (ii) the product of (y) the VWAP on the trading day immediately preceding the date of the triggering event and (z) the stated value divided by the then conversion price, (b) all accrued but unpaid dividends thereon, and (c) all liquidated damages and other costs, expenses or amounts due in respect of the Series A 6% Convertible Preferred Stock.

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of September 30, 2015, 2,008 Convertible Preferred Shares remain outstanding.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

On June 2, 2014, the Company issued 10,000,000 shares of its common stock to Chisholm II in exchange for oil and natural gas assets recorded at $1,898,947.

As discussed above, the Company completed a reverse merger with Dala, with Dala being the acquirer for financial reporting purposes.  At the date of the Merger, Westcott had 2,500,000 shares of common stock outstanding, which are now outstanding for the merged Company. The total amount of shares issued and outstanding post-Merger, as of September 30, 2014 was 12,500,000 shares of common stock.

As of September 30, 2015 there are a total of 12,524,286 common shares outstanding.

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its former Chief Executive Officer and two directors, totaling 600,000 options.  The options have an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with an expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  For the year ended September 30, 2015, the Company recorded approximately $133,044 of stock-based compensation expense.

Upon the resignation of the chief executive officer, E. Will Gray II, on August 21, 2015, Mr. Gray had ninety days to exercise any vested stock options.  He declined to exercise any options during this period.

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at September 30, 2014	600,000	$0.70	5.93
Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-
Outstanding at September 30, 2015	600,000	$0.70	4.93
Exercisable at September 30, 2015	-	$-	-

As of September 30, 2015, the intrinsic value of outstanding stock options was $0.

NOTE 9 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company have a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, following ASC 815-40, the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet and all future changes in the fair value of these warrants and the conversion feature of the preferred stock are being recognized currently in earnings in our consolidated statement of operations under the caption “Gain/(Loss) on derivative valuation” until such time as the warrants are exercised or expire and until such time as the preferred stock is converted. The fair value of the conversion features of the preferred stock and the warrants was $3,181,037.  The fair value of the full-ratchet down-round provision of the preferred stock and warrants was $94,848.  The total derivative valuation as of September 30, 2015 was $54,240.  These amounts were determined using a multi-nominal lattice model with the following assumptions as described below.

Warrants:

•

1.68 year term

•

Risk-free rate of 0.64% during the two year term

•

Stock price volatility of 194.22%

•

Assumption of future stock offerings by the Company of zero in the first nine months of the term and 100% in the next twelve months, with zero probability of being a down round

Conversion Feature on Preferred Stock:

•

Estimated conversion of all preferred shares within 11 months

•

Risk-free rate of 0.33% based on the assumed one year outstanding

•

Stock price volatility of 194.22%

•

Assumption of future stock offerings by the Company of zero in the first nine months of the term and 100% in the next twelve months, with zero probability of being a down round

Activity for derivative instruments liability during the year ended September 30, 2015 and the period ended September 30, 2014 was as follows:

			Change			Change
		Activity	in Fair		Activity	in Fair
		During	Value of		During	Value of
		Fiscal	Derivative	September 30,	Fiscal	Derivative	September 30,
	Inception	Year	Liability	2014	Year	Liability	2015
Derivative liability		817,807	$2,001,932	$2,819,739	$(7,723)	$(2,757,776)	$54,240

NOTE 10 – REGISTRATION RIGHTS PENALTY

In connection with the private placement and sale of 2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit, the Company was required to register certain shares of common stock as part of a Registration Rights Agreement.

The Company granted the investors’ registration rights on the underlying shares related to the Series A 6% Convertible Preferred Stock and warrants.  The registration rights agreement provided for a liquidated damages provision imposed upon the Company of 1.5% of the gross proceeds per month for each month that the shares are not registered.  The liquidated damages are not to exceed 9%.  The Company filed a registration statement that was effective on September 12, 2014 that did not register all of the underlying shares of the Series A 6% Convertible Preferred Stock the warrants and the dividend payments required to be registered in the Registration Rights Agreement.  As of September 30, 2015 and 2014, the Company incurred registration rights penalty of $133,658 and $48,600, respectively.

The Company has also accrued interest in the amount of $986 and $1,262 as of September 30, 2015 and 2014, respectively, at the rate of 18% per annum simple interest in accordance with the terms of the Registration Rights Agreement.

NOTE 11 – INCOME TAX

For the fiscal year 2015 and 2014, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of September 30, 2015 and 2014, the Company has net operating loss carry forwards of approximately $3,450,224 and $812,812, respectively. The carry forwards expire through the year 2034. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes), as follows:

	For the Years Ended
	September 30,
	2015	2014

Tax expense (benefit) at the statutory rate	$(4,311)	$(932,827)
State income taxes, net of federal income tax benefit	-	-
Non-deductible items	-	-
Change in valuation allowance	4,311	932,827

Total	$-	$-

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2015 and 2014, respectively, are as follows:

	September 30,
	2015	2014

Deferred tax assets:
Net operating loss carryforward	$1,173,076	$276,356
Derivatives liabilities	(937,644)	680,657
Stock options	45,235	15,079
Total gross deferred tax assets	280,667	972,092
Less: Deferred tax asset valuation allowance	(280,667)	(972,092)
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Total net deferred taxes	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

Because of the historical earnings history of the Company, the net deferred tax assets for 2015 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $280,667 and $972,092 as of September 30, 2015 and 2014, respectively.

NOTE 12 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of September 30, 2015. There have been no losses in these accounts through September 30, 2015.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

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

Legal Matters

The Company at times is subject to other legal proceedings that arise in the ordinary course of business.  In the opinion of management, as of September 30, 2015, there are no pending or threatened legal matters.

NOTE 14 – SUBSEQUENT EVENT

On December 22, 2015, the Company entered into four unsecured promissory notes with preferred shareholders totaling $20,000.  The notes are due on December 22, 2016 and carry an interest rate of 12%.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 30, 2015, we were notified by Mantyla McReynolds LLC (“Mantyla”) of their decision to resign and elect to not stand for reelection as our independent registered public accounting firm. Our Board of Directors participated in and approved the decision to change our independent registered public accounting firm.

Mantyla’s report on the financial statements for the year ended September 30, 2014 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to scope or accounting, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

Through the period covered by the financial review of financial statements of the quarterly period ended January 31, 2015, there were no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mantyla, would have caused them to make reference thereto in their report on the financial statements. Also, through the interim period through September 30, 2015 (the date of release of the former accountant), there have been no disagreements with Mantyla on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Mantyla would have caused then to make reference thereto in their report on the financial statements.

During the interim period through September 30, 2015, there were no reportable events with us as set forth in Item 304(a)(1)(iv) of Regulation S-K.

The Company originally reported this change in accountant to the SEC on Form 8-K on October 6, 2015, and provided a copy of these disclosures to Mantyla prior to that date. Mantyla subsequently furnished a letter addressed to the SEC stating that it agreed with the statements of that report.

On September 30, 2015, we engaged Green & Company CPA’s (“Green”) of Tampa, Florida, as our new independent registered public accounting firm. During the year ended September 30, 2014, and prior to September 30, 2015 (the date of the new engagement), we did not consult with Green regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit that might be rendered on the Company’s financial statements by Green, in either case where written or oral advice provided by Green would be an important factor considered by us in reaching a decision as to any accounting, auditing or financial reporting issues or (iii) any other matter that was the subject of a disagreement between us and our former auditor or was a reportable event (as described in Item 304(a)(1)(iv) or Item 304(a)(1)(v) of Regulation S-K, respectively).

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of September 30, 2015, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO) identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2015, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2015.

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

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
William Gumma	67	CEO, Director	June 2014
Clancy Cottman	58	Board Chairman	June 2014
Jonathan Wimbish	45	Director	June 2014

Background and Business Experience

William Gumma, 67, is a Managing Director of Pacific Oil & Gas, LLC.  Mr. Gumma has nearly 40 years of industry experience including pioneering projects in Russia and Venezuela. His previous positions include CEO of PetroFalcon Corporation, Senior Vice President and board member of Benton Oil and Gas Company, and Chief Geophysicist, Maxus Energy Corporation. He began his career with Amoco Production Company in 1973 and holds a BS in Engineering from the Colorado School of Mines and an MS in Geophysics from Oregon State University.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended September 30, 2015, the following were filed:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our chief executive officer will be compensated according to the terms of his Employment Agreement that is to be negotiated with the Company. There are no other employment contracts, compensatory plans or arrangements, including payments to be received from us with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

SUMMARY COMPENSATION TABLE

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

William Gumma (1)	2015	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2014	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer
and Director

Jon Wimbish (2)	2015	$-	$-	$-	$-	$-	$27,500	$27,500
Director	2014	$-	$-	$-	$-	$70,000	$10,000	$80,000

Clancy Cottman (3)	2015	$-	$-	$-	$-	$-	$30,000	$30,000
Director	2014	$-	$-	$-	$-	$70,000	$10,000	$80,000

E. Will Gray II (4)	2015	$103,179	$-	$-	$-	$-	$-	$103,179
Chief Executive Officer,	2014	$73,077	$-	$-	$-	$280,000	$-	$353,077
Chief Financial Officer
and Director

Callie Jones (5)	2015	$-	$-	$-	$-	$-	$-	$-
Secretary	2014	$-	$-	$-	$-	$-	$-	$-

(1) Mr. Gumma was appointed as CEO, CFO and Director on August 24, 2015.

(2) Mr. Wimbish was appointed in June 2014.

(3) Mr. Cottman was appointed in June 2014.

(4) Mr. Gray was appointed in June 2014 and resigned on August 21, 2015.

(5) Ms. Jones was appointed in June 2014 and resigned on April 28, 2015.

Outstanding Equity Awards at Fiscal Year-End

Upon his resignation on August 21, 2015, former Chief Executive Officer E. Will Gray II had ninety days to exercise any vested stock options. He declined to exercise any options during this period. On June 3, 2014, Mr. Cottman and Mr. Wimbish were each granted 100,000 stock options at an exercise price of $0.70 that will vest over six years (unless there is a change of control of the Company or if Dala’s operations are acquired by a third party, at which time all the unvested stock options granted under the Plan will immediately vest and be exercisable).

Compensation of Directors

Currently, our non-executive directors receive $2,500 per month as compensation for their service on the Board of Directors other than their receipt of stock options granted as part of the Merger. This compensation was paid through May 1, 2015 at which time the Board of Directors elected to accrue all salaries.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of January 2 2016.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership [1]	Percent of Class [2]

Terry Looper	Common	1,410,000	11.28%
11757 Katy Freeway, Suite 1400 Houston, TX 77079	Series A 6% Convertible Preferred	100

Oil & Gas Technology Consultants	Common	960,000	7.68%
Citco Bldg., Wickhams Cay, Road Town, Tortola, BVI	Series A 6% Convertible Preferred	100

Orinoco Revocable Trust[3]	Common	1,830,000	14.64%
1010 10th Street Golden, CO 80401	Series A 6% Convertible Preferred	100

J&M Wimbish Family Trust [4]	Common	800,000	6.40%
1010 10th Street Golden, Colorado 80401	Series A 6% Convertible Preferred	50

Cottman Family Trust dated 1/17/2000 [5]	Common	1,650,000	13.20%
1010 10th Street Golden, Colorado 80401	Series A 6% Convertible Preferred	100

Security Ownership of Officers and Directors

Name and Address of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership [1]	Percent of Class [2]

1010 10th Street Golden, CO 80401	Series A 6% Convertible Preferred	100

Jonathan S. Wimbish [4]	Common	800,000	6.40%
1010 10th Street Golden, Colorado 80401	Series A 6% Convertible Preferred	50

Clancy Cottman [5]	Common	1,650,000	13.20%
1010 10th Street Golden, Colorado 80401	Series A 6% Convertible Preferred	100

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

2. Based on 12,524,286 issued (or issuable and fully-paid) and outstanding shares of common stock as of January 8, 2016.

3. William Gumma is a director and the Company’s CEO and the trustee of the Orinoco Revocable Trust.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company granted 600,000 incentive employee stock options to its former Chief Executive Officer and Directors pursuant to the Merger Agreement, 200,000 of which (those stock options granted to Mr. Wimbish and Mr. Cottman as directors) are still outstanding.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dala has suspended a service agreement with Chisholm II, giving Dala the rights to use Chisholm II’s existing technical exploration team to further explore and develop the Property. This arrangement may be resumed when the market conditions related to oil prices improve.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB, on which shares of our common stock are quoted, does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means, among other considerations, a person other than an “Executive Officer” or an employee or any other individual having a relationship, which in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, E. Will Gray II is not an independent director because he is also an executive officer of the Company and a director. Clancy Cottman and Jon Wimbish are also not independent directors because a company that they were affiliates of, Chisholm II, is compensated by the Company pursuant to a Services Agreement.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the period from inception through September 30, 2015:

Fee Category	2015	2014
Audit Fees	$50,407	$43,590
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	6,236
Total Fees	$50,407	$49,826

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the period ended September 30, 2015 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(a)	Amended Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(b)	Certificate of Designation for the Series A 6% Convertible Preferred Shares filed May 30, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
3.1(c)	Certificate of Amendment to Articles of Incorporation	Filed Herewith
3.2	Bylaws	Filed with our initial Form 10-KSB for September 30, 2003 and incorporated herein by reference.
4.1	Registration Rights Agreement dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.2	Form of Warrant dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.3	Form of Lock-Up Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.4	Stock Option Grant Notice for E. Will Gray II dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.5	Stock Option Grant Notice for Clarence Cottman III dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.6	Stock Option Grant Notice for Jonathan S. Wimbish dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.1	Merger Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.2	Master Service Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.3	Option Participation Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.4	Form of Lease Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.5	List of Assigned Leases	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.6	Lease Assignment for Clay County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.7	Lease Assignment for Dickinson County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.8	Lease Assignment for Ottawa County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.9	Lease Assignment for Saline County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.10	Employment Agreement for E. Will Gray II	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.11	Private Placement Memorandum dated May 28, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.

10.12	Form of Securities Purchase Agreement dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.13	Escrow Agreement for Offering Funds	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.14	Jenson Services Escrow Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.15	Director Agreement with Clancy Cottman	Filed with the Form 10-K filed on December 5, 2014 and incorporated herein by reference..
10.16	Director Agreement with Jonathan S. Wimbish	Filed with the Form 10-K filed on December 5, 2014 and incorporated herein by reference.
10.17	Separation Agreement with E. Will Gray	Filed with the Form 8-K filed on August 25, 2015 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

DALA PETROLEUM CORP.

Date:	January 13, 2016	By:	/s/ William Gumma
William Gumma
Chief Executive Officer and Acting Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 13, 2016	By:	/s/ William Gumma
William Gumma
Director

Date:	January 13, 2016	By:	/s/ Jonathan Wimbish
Jonathan Wimbish
Director

Date:	January 13, 2016	By:	/s/ Clancy Cottman
Clancy Cottman
Director