Form 10-Q
period 2015-12-31
DALA PETROLEUM CORP.
filed 2016-02-22
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

(801)303-5721

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	12,524,286 shares
Class	Outstanding as of February 22, 2016

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

DALA PETROLEUM CORP.

FORM 10-Q

DECEMBER 31, 2015

PART I - FINANCIAL STATEMENTS

December 31, 2015

C O N T E N T S

Item 1. Financial Statements.

DALA PETROLEUM CORP.

Consolidated Balance Sheets

	December 31,	September 30,
	2015	2015
	(unaudited)
ASSETS

Current assets
Cash	$11,107	$2,874
Receivables	-	1,071
Prepaid expenses	21,654	34,442
Total current assets	32,761	38,387

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	608,000	608,000

Total assets	$640,761	$646,387

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$126,601	$100,985
Accounts payable and accrued expenses	277,122	228,680
Total current liabilities	403,723	329,665

Derivative liabilities	-	54,240

Total liabilities	403,723	383,905

Commitments and contingencies

Series A 6% preferred convertible stock, $0.01 par value, 2,008 and 2,025 issued and outstanding at December 31, 2015 and September 30, 2015, respectively	1,302,925	1,302,925

Stockholders' deficit
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,524,286 shares issued and outstanding, at December 31, 2015 and September 30, 2015, respectively	12,524	12,524
Additional paid-in capital	1,792,171	1,789,285
Accumulated deficit	(2,870,582)	(2,842,252)
Total stockholders' deficit	(1,065,887)	(1,040,443)

Total liabilities and stockholders' deficit	$640,761	$646,387

See accompanying notes to unaudited consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Statements of Operations

For the Three Months Ended December 31,

(unaudited)

	2015	2014

Revenue, net	$-	$-

Operating expenses
General and administrative	76,938	237,677
Impairment of oil and natural gas properties	-	261,336
Total costs and expenses	76,938	499,013

Non-operating income (expenses)
Gain (loss) on derivative valuation	54,240	343,520
Registration rights expense	-	(91,133)
Interest expense	(5,632)	-
Total non-operating income	48,608	252,387

Net loss	(28,330)	(246,626)

Dividends on preferred stock	(30,375)	(30,121)

Net loss attributable to common stock	$(58,705)	$(276,747)

Net loss per share - basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares
outstanding - basic and diluted	12,524,286	12,511,879

See accompanying notes to unaudited consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Statements of Cash Flows

For the Three Months Ended December 31,

	2015	2014
Cash flows from operating activities:
Net loss	$(28,330)	$(246,626)
Adjustments to reconcile net loss to net cash used in operations:
Impairment of oil and natural gas properties	-	261,336
(Gain) loss on changes in fair value of derivatives	(54,240)	(343,520)
Amortization of prepaid assets	-	8,526
Stock-based compensation	33,261	33,261
Changes in operating assets and liabilities:
Receivables	1,071	-
Prepaid assets	12,788	-
Accounts payable and accrued expenses	18,067	1,721
Due to related parties	-	(11,292)
Net cash used in operating activities	(17,383)	(296,594)

Cash flows used in investing activities
Cash paid for oil and natural gas properties	-	(244,863)
Net cash used in investing activities	-	(244,863)

Cash flows from financing activities:
Proceeds received from notes payable	25,616	-
Payments of dividends on preferred stock	-	(30,121)
Net cash provided by (used in) financing activities	25,616	(30,121)

Net decrease in cash	8,233	(571,578)

Cash at beginning of period	2,874	1,182,024
Cash at end of period	$11,107	$610,446

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Common shares issued upon conversion of preferred stock	$-	$18,756
Investments in oil and gas properties included in accounts payable	$-	$117,607
Dividends on preferred stock accrued	$30,375	$-

See accompanying notes to unaudited consolidated financial statements.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2015

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

Several conditions precedent as set forth in the Merger Agreement were completed prior to the Merger. A condition of the Merger Agreement was that Westcott would raise no less than $2,000,000 (the minimum offering) from persons who are “accredited investors” in consideration of the issuance (or the conversion) or a minimum of 2,000 shares up to a maximum of 2,500 shares of its Series A 6% Convertible Preferred Stock at the offering price of $1,000 per unit.

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

Dala possesses rights to engage in oil and natural gas exploration and development on approximately 300 leases in north central Kansas, with total acreage of approximately 80,000 acres (the “Property”). From the time of the Merger through May 2015, Dala was operating as an early-stage oil exploration company focused on the Property, which has oil potential at depths of less than 6,000 feet. Since May 2015, Dala has temporarily suspended its exploration program due to the decline in the price of oil and difficult market conditions.

Prior to the Merger, Westcott was considered a shell company, as defined in SEC Rule 12b-2. Therefore, for financial reporting purposes, the Merger was accounted for as a reverse-merger and recapitalization of Dala.

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Dala Petroleum, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended December 31, 2015 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended September 30, 2015 filed on January 13, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We currently measure and report at fair value other intangible assets (due to our impairment analysis) and derivative liabilities using ASC 820-10, Fair Value Measurement.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following tables summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

Fair Value Measurements at December 31, 2015
Quoted
Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$608,000	$608,000

			Change in
		Activity	Fair
		During	Value of
	September 30,	Fiscal	Intangible	December 31,
	2014	Year	Asset	2015
Description
Unproved oil and natural gas properties	$1,898,947	$181,786	$(1,472,733)	$608,000

	Fair Value Measurements at December 31, 2014				Fair Value Measurements at December 31, 2015
	Quoted				Quoted
	Prices				Prices
	In Active	Significant			In Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable	Total	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	(Level 1)	(Level 2)	(Level 3)	Value
Description
Derivative liability	$-	$-	$2,819,739	$2,819,739	$-	$-	$-	$-

			Change in			Change in
		Activity	Fair		Activity	Fair
		During	Value of		During	Value of
		Fiscal	Intangible	September 30,	Fiscal	Intangible	December 31,
	Inception	Year	Asset	2015	Year	Asset	2015
Description
Derivative liability	$-	$(7,723)	$(2,757,776)	$54,240	$-	$(54,240)	$-

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended December 31, 2015 as it was not required.

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

During the three months ended December 31, 2015, the Company incurred total $0 in oil and natural gas expenditures.

As of September 30, 2015, the Company’s oil and natural gas properties were determined to be impaired thereby reducing the unproved oil and natural gas properties to $608,000.  No additional impairment was realized for the three months ended December 31, 2015.

Revenue Recognition

The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. For the three months ended December 31, 2015, no revenue has been recognized as all wells are still unproved and non-producing.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of December 31, 2015, the Company had no ARO liability as no wells have been established.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2015, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Net Loss Per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the three months ended December 31, 2015, the potentially dilutive shares totaling 6,362,296 are anti-dilutive and are thus not added into the loss per share calculations.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2015.

Effect of Recent Accounting Pronouncements

The Company reviews new accounting standards and updates as issued. No new standards or updates had any material effect on these unaudited financial statements. The accounting pronouncements and updates issued subsequent to the date of these unaudited financial statements that were considered significant by management were evaluated for the potential effect on these unaudited financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these unaudited financial statements as presented and does not anticipate the need for any future restatement of these unaudited financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2015 through the date these unaudited financial statements were issued.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 2, 2014, the Company issued 10,000,000 shares of its common stock to Chisholm II in exchange for oil and gas assets.  Chisholm II was the sole stockholder of Dala Petroleum Corp. (a Nevada corporation) prior to the Merger and now is the Company’s wholly-owned operating subsidiary.  As the leases were transferred to the Company by the sole shareholder of the Company, the leases were recorded based on the historical cost basis of the contributing shareholder of $1,898,947.

The Company had a service agreement, which has been suspended by the Company since May 2015, with Chisholm II to use its existing technical exploration team for general and administrative-type services on behalf of the Company.   The Company was obligated to pay Chisholm II $25,000 per month plus expenses for these services under the Master Services Agreement.  For the year ended September 30, 2015, the Company paid $225,472 and had accrued $50,000 for its services prior to suspending the Master Services Agreement.

In June 2014, the Company entered into an Option Participation Agreement with Chisholm II, whereby Chisholm II granted the Company the option, at the Company’s own election, to participate for up to twenty-five percent (25%) of Chisholm II’s share of each drilling operation in search for oil or gas in the State of Kansas undertaken by Chisholm II.  The Company has not elected to participate in the Option Participation Agreement since April 2015.

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

On December 22, 2015, the Company entered into four Promissory Notes (the “Notes”) in the total amount of $20,000 in favor of Chisholm Partners II, LLC, Mill City Ventures, LLC, Lane Ventures, Inc. and Alpha Capital Anstalt (the “Lenders”). The Notes all bear an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 22, 2016. The Note is unsecured. The managing partner of Chisholm Partners II, LLC is the Company’s director, Clancy Cottman.  The other three Lenders are the shareholders in the Company’s Series A 6% Convertible Preferred offering.

NOTE 6 – NOTES PAYABLE

Notes payable, all classified as current at December 31, 2015 and September 30, 2015, consists of the following:

Notes payable

	December 31, 2015			September 30, 2015
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Pacific Oil & Gas	$99,999	$6,543	$106,542	$99,999	$986	$100,985
Alpha Capital	7,315	22	7,337	-	-	-
Lane Ventures	488	1	489	-	-	-
Chisholm Partners	7,002	21	7,023	-	-	-
Mill City Venture	5,195	15	5,210	-	-	-

Total	$119,999	$6,602	$126,601	$99,999	$986	$100,985

On June 15, 2015, the Company received funds from a demanded Promissory Note (the “Note”) that it entered into on June 8, 2015 in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders. As of December 31, 2015, the Company received proceeds of $97,500. During the three months ended December 31, 2015, the Company accrued $6,542 interest expense under this note.  On January 26, 2016, Lender extended the maturity date to March 1, 2016 (see Note 14).

On December 22, 2015, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $5,195.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the three months ended December 31, 2015, the Company accrued $15 interest expense under this note.

On December 22, 2015, the Company entered into a promissory note with Chisholm Partners II, LLC for $7,002.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the three months ended December 31, 2015, the Company accrued $21 interest expense under this note.

On December 22, 2015, the Company entered into a promissory note with Lane Ventures, Inc. for $488.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the three months ended December 31, 2015, the Company accrued $1 interest expense under this note.

On December 22, 2015, the Company entered into a promissory note with Alpha Capital Anstalt for $7,315.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the three months ended December 31, 2015, the Company accrued $22 interest expense under this note.

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

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of December 31, 2015, 2,008 Convertible Preferred Shares remain outstanding.

Effective December 31, 2015, the valuation of the derivative from the warrants using the Black Sholes model was no longer a liability given the decrease in the Company’s stock and the exercise price of the warrants.

NOTE 8 – SHAREHOLDERS’ EQUITY

Common Stock

On June 2, 2014, the Company issued 10,000,000 shares of its common stock to Chisholm II in exchange for oil and natural gas assets recorded at $1,898,947.

As discussed above, the Company completed a reverse merger with Dala, with Dala being the acquirer for financial reporting purposes.  At the date of the Merger, Westcott had 2,500,000 shares of common stock outstanding, which are now outstanding for the merged Company. The total amount of shares issued and outstanding post-Merger, as of December 31, 2014 was 12,500,000 shares of common stock.

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock.

As of December 31, 2015 there are a total of 12,524,286 common shares outstanding.

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options.  The options have an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with an expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  For the three months ended December 31, 2015, the Company recorded approximately $33,261 of stock-based compensation expense.

On December 21, 2015, ninety days after the resignation of a former officer of the Company, his 400,000 stock options expired.

The following is a summary of the status of all of the Company’s stock options as of December 31, 2015 and changes during the period ended on that date:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at September 30, 2015	600,000	$0.70	5.93
Granted	-	-	-
Exercised	-	-	-
Cancelled	(400,000)	-	-
Outstanding at December 31, 2015	200,000	$0.70	4.93
Exercisable at December 31, 2015	-	$-	-

As of December 31, 2015, the intrinsic value of outstanding stock options was $0.

NOTE 9 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company had a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, prior to December 31, 2015, following ASC 815-40, the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet prior to December 31, 2015.

On February 17, 2016, a supermajority of more than 67% of the shareholders of the Series A 6% Convertible Preferred Stock approved certain corporate transactions in an effort to settle certain violations of the Series A 6% Convertible Preferred Stock Certificate of Designation and other documents related to the sale of Series A 6% Convertible Preferred Stock in 2014. The transactions approved by a supermajority of the Series A 6% Convertible Preferred Shareholders are to be implemented by the Board of Directors at the Board’s discretion. The approved transactions include the following: (i) the approval of a potential settlement agreement with Chisholm Partners II, LLC and certain members of Chisholm II, (ii) the approval of the amendment of the Certificate of Designation for the Series A 6% Convertible Preferred Stock modifying the Conversion Price to $0.05, (iii) the Removal of Section 7, “Certain Adjustments” in the Series A 6% Convertible Preferred Stock Certificate of Designation (iv) the modification of the permitted indebtedness allowable under the Series A 6% Convertible Preferred Stock Certificate of Designation to $200,000, (v) the approval of promissory notes with related parties in an amount up to $60,000, (vi) the waiver of the right of redemption upon Triggering Events for the Company’s violations of Section 10 of the Certificate of Designation, (vii) the waiver of the accrual of the late fee for unpaid dividends as of January 1, 2016, (viii) the waiver of the first right of refusal to purchase shares from other Series A 6% Convertible Preferred Shareholders, and (ix) waiver of the “Most Favored Nation” provision in the SPA for the Series A 6% Convertible Preferred Stock, among other things.  See Note 14.

Activity for derivative instruments liability during the year ended December 31, 2015 and the period ended September 30, 2015 was as follows:

			Change			Change
		Activity	in Fair		Activity	in Fair
		During	Value of		During	Value of
		Fiscal	Derivative	September 30,	Fiscal	Derivative	December 31,
	Inception	Year	Liability	2015	Year	Liability	2015
Derivative liability		(7,723)	$(2,757,776)	$54,240	$-	$(54,240)	$-

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

The Company has also accrued interest in the amount of $6,543 and $986 as of December 31, 2015 and September 30, 2015, respectively, at the rate of 18% per annum simple interest in accordance with the terms of the Registration Rights Agreement.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of December 31, 2015. There have been no losses in these accounts through December 31, 2015.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

NOTE 13 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company sustained net losses of $28,330 and used cash in operating activities of $17,383 for the three months ended December 31, 2015. The Company had working capital deficit, stockholders’ deficiency and accumulated deficit of $370,962, $1,065,887 and $2,870,582, respectively, at December 31, 2015. These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time. The Company’s continuation as a going concern is dependent upon its ability to generate revenues and its ability to continue receiving investment capital and loans from third parties to sustain its current level of operations. The Company is in the process of securing working capital from investors for common stock, convertible notes payable, and/or strategic partnerships. No assurance can be given that the Company will be successful in these efforts.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NOTE 14 – SUBSEQUENT EVENT

On February 17, 2016, the Company entered into a Promissory Notes (the “Note”) in the amount of $30,000 in favor of Mill City Ventures, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on February 17, 2016. The Note is unsecured. The Lender is the shareholders in the Company’s Series A 6% Convertible Preferred offering. The funds have been used by the Company to pay liabilities and to maintain the Company’s listing on the OTCQB.

On January 26, 2016, the Company entered into a letter agreement through which Pacific Oil & Gas, LLC extended the maturity date of that certain Promissory Note dated June 8, 2015 and made pursuant to the terms and conditions of the Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated June 8, 2015. The extended maturity date is now March 1, 2016.  See Note 6.

On February 17, 2016, a supermajority of more than 67% of the shareholders of the Series A 6% Convertible Preferred Stock approved certain corporate transactions in an effort to settle certain violations of the Series A 6% Convertible Preferred Stock Certificate of Designation and other documents related to the sale of Series A 6% Convertible Preferred Stock in 2014. The transactions approved by a supermajority of the Series A 6% Convertible Preferred Shareholders are to be implemented by the Board of Directors at the Board’s discretion. The approved transactions include the following: (i) the approval of a potential settlement agreement with Chisholm Partners II, LLC and certain members of Chisholm II, (ii) the approval of the amendment of the Certificate of Designation for the Series A 6% Convertible Preferred Stock modifying the Conversion Price to $0.05, (iii) the Removal of Section 7, “Certain Adjustments” in the Series A 6% Convertible Preferred Stock Certificate of Designation (iv) the modification of the permitted indebtedness allowable under the Series A 6% Convertible Preferred Stock Certificate of Designation to $200,000, (v) the approval of promissory notes with related parties in an amount up to $60,000, (vi) the waiver of the right of redemption upon Triggering Events for the Company’s violations of Section 10 of the Certificate of Designation, (vii) the waiver of the accrual of the late fee for unpaid dividends as of January 1, 2016, (viii) the waiver of the first right of refusal to purchase shares from other Series A 6% Convertible Preferred Shareholders, and (ix) waiver of the “Most Favored Nation” provision in the SPA for the Series A 6% Convertible Preferred Stock, among other things.

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

During the three months ended December 31, 2015 and 2014, the Company incurred $0 and $0 in oil and gas expenditures, respectively. As a result of the dry holes encountered, the Company immediately expensed $0 of cost capitalized as impairment expense for the three months ended December 31, 2015.

Our common stock currently trades on the OTCQB under the symbol “DALP.”

Results of Operations

Three months ended December 31, 2015 and 2014

During the three months ended December 31, 2015, we had no revenues and we incurred $76,938 of general and administrative expenses, which included $19,801 of legal and accounting fees, consulting and other professional fees and $33,261 of stock-based compensation expense).  As a result, we incurred a net loss attributable to common stock of $(0.00) per share for the three months ended December 31, 2015.

During the three months ended December 31, 2014, we had no revenues and we incurred $237,677 of general and administrative expenses, which included $78,938 of legal and accounting fees, $20,000 officer and director compensation expense, and $33,261 of stock-based compensation expense).  Additionally, we paid $30,121 in quarterly dividends on our preferred stock.  As a result, we incurred a net loss attributable to common stock of $(0.02) per share for the three months ended December 31, 2014.

Liquidity and Capital Requirements

We had $11,107 in cash on hand and negative working capital of $370,962 at December 31, 2015.  We believe these funds will be sufficient to enable us to fund our principal business operations through at least the next 30 days.   The Company plans to raise additional capital from the sale of its securities (including, without limitation common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the development of its oil and gas properties. In the event the Company is unable to raise funding in the near term, we will not be able to pay our liabilities. In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, and if our current creditors elect to foreclose on the outstanding debts then owed, we would be forced to liquidate our assets or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

Cash flows used in operating activities was $17,383 in cash for the three months ended December 31, 2015, primarily the result of our loss of $28,330, change on fair value of derivative liabilities of $54,240, offset by $33,261 in stock-based compensation, decrease in prepaid assets of $12,788 and increase in accounts payable and accrued expenses of $18,067.

Cash flows from investing activities was $0 for the three months ended December 31, 2015.

Cash flows provided by financing activities was $25,616 for the three months ended December 31, 2015, related to $25,616 in proceeds received from notes payable.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company's controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.

The Company intends to appoint additional independent directors;

2.

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

3.

Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting;

4.

Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management intends to implement the following measures:

·

As funding permits, the Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

·

The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

·

Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management hopes to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Limitations on the Effectiveness of Controls

The Company’s sole officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)

Exhibits.

Exhibit Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(a)	Amended Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(b)	Certificate of Designation for the Series A 6% Convertible Preferred Shares filed May 30, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
3.2	Bylaws	Filed with our initial Form 10-KSB for September 30, 2003 and incorporated herein by reference.
4.1	Registration Rights Agreement dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.2	Form of Warrant dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.3	Form of Lock-Up Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.4	Stock Option Grant Notice for E. Will Gray II dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.5	Stock Option Grant Notice for Clarence Cottman III dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.6	Stock Option Grant Notice for Jonathan S. Wimbish dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.1	Merger Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.2	Master Service Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.3	Option Participation Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.4	Form of Lease Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.5	List of Assigned Leases	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.6	Lease Assignment for Clay County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.7	Lease Assignment for Dickinson County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.8	Lease Assignment for Ottawa County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.9	Lease Assignment for Saline County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.10	Employment Agreement for E. Will Gray II	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.11	Private Placement Memorandum dated May 28, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.12	Form of Securities Purchase Agreement dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.13	Escrow Agreement for Offering Funds	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.14	Jenson Services Escrow Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.15	Director Agreement with Clancy Cottman	Filed with the Form 10-K filed on December 5, 2014 and incorporated herein by reference.
10.16	Director Agreement with Jonathan S. Wimbish	Filed with the Form 10-K filed on December 5, 2014 and incorporated herein by reference.
10.17	Separation Agreement with E. Will Gray	Filed with the Form 8-K filed on August 25, 2015 and incorporated herein by reference.

10.18	Promissory Note with Mill City Ventures III Ltd dated February 17, 2016	Filed herewith
10.19	Extension Letter with Pacific Oil & Gas LLC dated January 26, 2016	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

DALA PETROLEUM CORP.

Date:	February 22, 2016	By:	/s/ William Gumma
William Gumma
Chief Executive Officer and Acting
Principal Financial Officer