Form 10-Q
period 2016-03-31
DALA PETROLEUM CORP.
filed 2016-05-03
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	12,524,286 shares
Class	Outstanding as of May 3, 2016

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

DALA PETROLEUM CORP.

FORM 10-Q

MARCH 31, 2016

INDEX

PART I - FINANCIAL STATEMENTS

March 31, 2016

C O N T E N T S

Item 1. Financial Statements.

DALA PETROLEUM CORP.

Consolidated Balance Sheets

	March 31,	September 30,
	2016	2015
	(unaudited)
ASSETS

Current assets
Cash	$41,768	$2,874
Receivables	-	1,071
Prepaid expenses	8,865	34,442
Total current assets	50,633	38,387
Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	608,000	608,000
Total assets	$658,633	$646,387

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$200,888	$100,985
Accounts payable and accrued expenses	290,718	228,680
Total current liabilities	491,606	329,665
Derivative liabilities	-	54,240
Total liabilities	491,606	383,905

Commitments and contingencies

Series A 6% preferred convertible stock, $0.01 par value, 2,008 and 2,025 issued and outstanding at March 31, 2016 and September 30, 2015, respectively	1,302,925	1,302,925

Stockholders' deficit
Common stock, $0.001 par value, 50,000,000 shares authorized, 12,524,286 shares issued and outstanding, at March 31, 2016 and September 30, 2015, respectively	12,524	12,524
Additional paid-in capital	1,778,306	1,789,285
Accumulated deficit	(2,926,728)	(2,842,252)
Total stockholders' deficit	(1,135,898)	(1,040,443)
Total liabilities and stockholders' deficit	$658,633	$646,387

See accompanying notes to unaudited consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,		March 31,
	2016	2015	2016	2015
Revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative	51,886	212,495	128,823	450,172
Impairment of oil and natural gas properties	-	103,787	-	365,123
Total costs and expenses	51,886	316,282	128,823	815,295

Non-operating expenses
Gain (loss) on derivative valuation	-	(222,279)	54,240	121,241
Registration rights expense	-	(42,525)	-	(133,658)
Interest expense	(4,260)	-	(9,893)	-
Total non-operating expenses	(4,260)	(264,804)	44,347	(12,417)

Net loss	(56,146)	(581,086)	(84,476)	(827,712)

Dividends on preferred stock	(30,375)	(30,374)	(60,750)	(60,495)

Net loss attributable to common stock	$(86,521)	$(611,460)	$(145,226)	$(888,207)

Net loss per share - basic and diluted	$(0.01)	$(0.05)	$(0.01)	$(0.07)

Weighted average number of shares outstanding - basic and diluted	12,524,286	12,524,286	12,524,286	12,518,041

See accompanying notes to unaudited consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Statements of Cash Flows

For the Six Months Ended March 31,

	2016	2015
Cash flows from operating activities:
Net loss	$(84,476)	$(827,712)
Adjustments to reconcile net loss to net cash used in operations:
Impairment of oil and natural gas properties	-	365,123
(Gain) loss on changes in fair value of derivatives	(54,240)	(121,241)
Amortization of prepaid assets	-	25,578
Stock-based compensation	49,771	66,522
Changes in operating assets and liabilities:
Receivables	1,071	-
Prepaid assets	25,577	-
Accounts payable and accrued expenses	11,181	69,951
Registration rights liability	-	(18,225)
Due to related parties	-	(11,292)
Net cash used in operating activities	(51,116)	(451,296)

Cash flows provided by (used in) investing activities
Proceeds from sale of acreage	-	4,000
Cash paid for oil and natural gas properties	-	(448,526)
Net cash provided by (used in) investing activities	-	(444,526)

Cash flows from financing activities:
Proceeds received from notes payable	90,010	-
Payments of dividends on preferred stock	-	(60,495)
Net cash provided by financing activities	90,010	(60,495)

Net decrease in cash	38,894	(956,317)
Cash at beginning of period	2,874	1,182,024
Cash at end of period	$41,768	$225,707

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Common shares issued upon conversion of preferred stock	$-	$18,756
Investments in oil and gas properties included in accounts payable	$-	$67,301
Dividends on preferred stock accrued	$60,750	$60,495

See accompanying notes to unaudited consolidated financial statements.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

March 31, 2016

(unaudited)

NOTE 1 – ORGANIZATION

Dala Petroleum Corp. (the “Company,” “we,” “our,” or “Dala”), formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation.

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

On June 3, 2014, the Company sold 2,025 units in the offering. Each unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the Holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested and (ii) 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 with a life of three years as of the “Effective Date” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.

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

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Dala Petroleum, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended March 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended September 30, 2015 filed on January 13, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We currently measure and report at fair value other intangible assets (due to our impairment analysis) and derivative liabilities using ASC 820-10, Fair Value Measurement.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following tables summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and 2015:

Fair Value Measurements at March 31, 2016
Quoted
Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$608,000	$608,000

			Change in
		Activity	Fair
		During	Value of
	September 30,	Fiscal	Intangible	March 31,
	2014	Year	Asset	2016
Description
Unproved oil and natural gas properties	$1,898,947	$181,786	$(1,472,733)	$608,000

	Fair Value Measurements at March 31, 2015				Fair Value Measurements at March 31, 2016
	Quoted				Quoted
	Prices				Prices
	In Active	Significant			In Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable	Total	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	(Level 1)	(Level 2)	(Level 3)	Value
Description
Derivative liability	$-	$-	$2,819,739	$2,819,739	$-	$-	$-	$-

			Change in			Change in
		Activity	Fair		Activity	Fair
		During	Value of		During	Value of
		Fiscal	Intangible	September 30,	Fiscal	Intangible	March 31,
	Inception	Year	Asset	2015	Year	Asset	2016
Description
Derivative liability	$-	$(7,723)	$(2,757,776)	$54,240	$-	$(54,240)	$-

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended March 31, 2016 as it was not required.

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

During the six months ended March 31, 2016, the Company incurred total $0 in oil and natural gas expenditures.

As of September 30, 2015, the Company’s oil and natural gas properties were determined to be impaired thereby reducing the unproved oil and natural gas properties to $608,000.  No additional impairment was realized for the six months ended March 31, 2016.

Revenue Recognition

The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. For the three months ended March 31, 2016, no revenue has been recognized as all wells are still unproved and non-producing.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of March 31, 2016, the Company had no ARO liability as no wells have been established.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Net Loss Per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the six months ended March 31, 2016, the potentially dilutive shares totaling 6,362,296 are anti-dilutive and are thus not added into the loss per share calculations.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of March 31, 2016.

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

On June 15, 2015, the Company received the funds from a Promissory Note (the “Pacific Note”) in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Pacific”). The Pacific Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to Pacific on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of Pacific is the Company’s director, Clancy Cottman, and the funds delivered to the Company by Pacific were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders.

On December 22, 2015, the Company entered into four Promissory Notes (the “Notes”) in the total amount of $20,000 in favor of Chisholm Partners II, LLC, Mill City Ventures III, LLC, Lane Ventures, Inc. and Alpha Capital Anstalt (the “Lenders”). The Notes all bear an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 22, 2016. The Note is unsecured. The managing partner of Chisholm Partners II, LLC is the Company’s director, Clancy Cottman.  The other three Lenders are the shareholders in the Company’s Series A 6% Convertible Preferred offering.

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

On January 28, 2016, the Company entered into a Promissory Note (the “Mill City Note”) in the amount of $30,000 in favor of Mill City Ventures III, LLC (the “Lender”). The Mill City Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on January 28, 2017. The Mill City Note is unsecured. The Lender is the shareholders in the Company’s Series A 6% Convertible Preferred offering. The funds have been used by the Company to pay liabilities and to maintain the Company’s listing on the OTCQB.

On February 17, 2016, a supermajority of more than 67% of the shareholders of the Series A 6% Convertible Preferred Stock approved certain corporate transactions in an effort to settle certain violations of the Series A 6% Convertible Preferred Stock Certificate of Designation and other documents related to the sale of Series A 6% Convertible Preferred Stock in 2014. The transactions approved by a supermajority of the Series A 6% Convertible Preferred Shareholders are to be implemented by the Board of Directors at the Board’s discretion. The approved transactions include the following: (i) the approval of a potential settlement agreement with Chisholm Partners II, LLC and certain members of Chisholm II, (ii) the approval of the amendment of the Certificate of Designation for the Series A 6% Convertible Preferred Stock modifying the Conversion Price to $0.05, (iii) the Removal of Section 7, “Certain Adjustments” in the Series A 6% Convertible Preferred Stock Certificate of Designation (iv) the modification of the permitted indebtedness allowable under the Series A 6% Convertible Preferred Stock Certificate of Designation to $200,000, (v) the approval of promissory notes with related parties in an amount up to $60,000, (vi) the waiver of the right of redemption upon Triggering Events for the Company’s violations of Section 10 of the Certificate of Designation, (vii) the waiver of the accrual of the late fee for unpaid dividends as of January 1, 2016, (viii) the waiver of the first right of refusal to purchase shares from other Series A 6% Convertible Preferred Shareholders, and (ix) waiver of the “Most Favored Nation” provision in the SPA for the Series A 6% Convertible Preferred Stock, among other things. None of the items approved by the shareholders have yet been effected by the Board.

On March 30, 2016, the Company entered into a Promissory Note (the “Alpha Note”) in the amount of $40,010 in favor of Alpha Capital Anstalt (the “Alpha”). The Alpha Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to Alpha on January 28, 2017. The Alpha Note is unsecured. Alpha is a shareholder in the Company’s Series A 6% Convertible Preferred offering. The funds have been used by the Company to pay liabilities and to maintain the Company’s listing on the OTCQB.

NOTE 6 – NOTES PAYABLE

Notes payable, all classified as current at March 31, 2016 and September 30, 2015, consists of the following:

	March 31, 2016			September 30, 2015
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Pacific Oil & Gas	$99,999	$9,534	$109,533	$99,999	$986	$100,985
Alpha Capital	7,315	241	7,556	-	-	-
Lane Ventures	488	16	504	-	-	-
Chisholm Partners	7,002	230	7,232	-	-	-
Mill City Venture	5,195	171	5,366	-	-	-
Mill City Venture	30,000	674	30,674
Alpha Capital	40,010	13	40,023
Total	$190,009	$10,879	$200,888	$99,999	$986	$100,985

On June 15, 2015, the Company received funds from a demanded Promissory Note (the “Note”) that it entered into on June 8, 2015 in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders. As of March 31, 2016, the Company received proceeds of $97,500. During the six months ended March 31, 2016, the Company accrued $9,534 interest expense under this note.  On January 26, 2016, Lender extended the maturity date to March 1, 2016.  As of March 31, 2016, the note is in default.

On December 22, 2015, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $5,195.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the six months ended March 31, 2016, the Company accrued $171 interest expense under this note.

On December 22, 2015, the Company entered into a promissory note with Chisholm Partners II, LLC for $7,002.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the six months ended March 31, 2016, the Company accrued $230 interest expense under this note.

On December 22, 2015, the Company entered into a promissory note with Lane Ventures, Inc. for $488.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the six months ended March 31, 2016, the Company accrued $16 interest expense under this note.

On December 22, 2015, the Company entered into a promissory note with Alpha Capital Anstalt for $7,315.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the six months ended March 31, 2016, the Company accrued $241 interest expense under this note.

On February 17, 2016, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $30,000.  The note matures on January 28, 2017 and bears interest at the rate of 12%.  During the six months ended March 31, 2016, the Company accrued $674 interest expense under this note.

On March 30, 2016, the Company entered into a promissory note with Alpha Capital Anstalt for $40,010.  The note matures on March 30, 2017 and bears interest at the rate of 12%.  During the six months ended March 31, 2016, the Company accrued $13 interest expense under this note.

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

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of March 31, 2016, 2,008 Convertible Preferred Shares remain outstanding.

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

As of March 31, 2016 there are a total of 12,524,286 common shares outstanding.

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options.  The options have an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with an expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  For the six months ended March 31, 2016, the Company recorded approximately $49,771 of stock-based compensation expense.

On December 21, 2015, ninety days after the resignation of a former officer of the Company, his 400,000 stock options expired.

The following is a summary of the status of all of the Company’s stock options as of March 31, 2016 and changes during the period ended on that date:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at September 30, 2015	600,000	$0.70	5.93
Granted	-	-	-
Exercised	-	-	-
Cancelled	(400,000)	-	-
Outstanding at March 31, 2016	200,000	$0.70	4.93
Exercisable at March 31, 2016	-	$-	-

As of March 31, 2016, the intrinsic value of outstanding stock options was $0.

NOTE 9 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company had a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, prior to March 31, 2016, following ASC 815-40, the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet prior to March 31, 2016.

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

Activity for derivative instruments liability during the year ended March 31, 2016 and the period ended September 30, 2015 was as follows:

			Change			Change
		Activity	in Fair		Activity	in Fair
		During	Value of		During	Value of
		Fiscal	Derivative	September 30,	Fiscal	Derivative	March 31,
	Inception	Year	Liability	2015	Year	Liability	2016
Derivative liability		(7,723)	$(2,757,776)	$54,240	$-	$(54,240)	$-

NOTE 10 – REGISTRATION RIGHTS PENALTY

In connection with the private placement and sale of 2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit, the Company was required to register certain shares of common stock as part of a Registration Rights Agreement.

The Company granted the investors’ registration rights on the underlying shares related to the Series A 6% Convertible Preferred Stock and warrants.  The registration rights agreement provided for a liquidated damages provision imposed upon the Company of 1.5% of the gross proceeds per month for each month that the shares are not registered.  The liquidated damages are not to exceed 9%.  The Company filed a registration statement that was effective on September 12, 2014 that did not register all of the underlying shares of the Series A 6% Convertible Preferred Stock the warrants and the dividend payments required to be registered in the Registration Rights Agreement.  As of March 31, 2016 and 2015, the Company incurred registration rights penalty of $133,658 and $48,600, respectively.

The Company has also accrued interest in the amount of $6,543 and $986 as of March 31, 2016 and September 30, 2015, respectively, at the rate of 18% per annum simple interest in accordance with the terms of the Registration Rights Agreement.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of March 31, 2016. There have been no losses in these accounts through March 31, 2016.

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

NOTE 13 – GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of March 31, 2016 of $440,973, and used cash in operations of $51,116 and $451,296 for the six months ended March 31, 2016 and 2015, respectively. In addition, as of March 31, 2016, the Company had an accumulated deficit and stockholders’ deficiency of $2,926,728 and $1,135,898, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated unaudited financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

There can be no assurances that the Company will be successful in generating additional cash from the equity/debt markets or other sources to be used for operations. The consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary. Based on the Company’s current resources, the Company will not be able to continue to operate without additional immediate funding. Should the Company not be successful in obtaining the necessary financing to fund its operations, the Company would need to curtail certain or all operational activities and/or contemplate the sale of its assets, if necessary.

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

None.

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

During the six months ended March 31, 2016 and 2015, the Company incurred $0 and $0 in oil and gas expenditures, respectively. As a result of the dry holes encountered, the Company immediately expensed $0 of cost capitalized as impairment expense for the six months ended March 31, 2016.

Our common stock currently trades on the OTCQB under the symbol “DALP.”

Results of Operations

Three Months Ended March 31, 2016 and 2015

During the three months ended March 31, 2016 and 2015, we had no revenues, respectively, and we incurred $51,885 and $212,495, respectively, of general and administrative expenses.  For the period ended March 31, 2016, those expenses included $38,120 of legal and accounting fees, consulting and other professional fees and $49,771 of stock-based compensation expense.  As a result, we incurred a net loss attributable to common stock of $(0.01) per share for the three months ended March 31, 2016.  For the period ended March 31, 2015, those expenses included $60,490 of legal and accounting fees, $83,895 officer and director compensation expense (to include $33,261 of stock-based compensation expense).  Additionally, we paid $30,374 in quarterly dividends on our preferred stock.  As a result, we incurred a net loss attributable to common stock of $(0.05) per share for the three months ended March 31, 2015.

Six Months Ended March 31, 2016 and 2015

During the six months ended March 31, 2016 and 2015, we had no revenues, respectively, and we incurred $128,823 and $450,172, respectively, of general and administrative expenses.  For the period ended March 31, 2016, those expenses included $38,120 of legal and accounting fees, consulting and other professional fees and $49,771 of stock-based compensation expense.  As a result, we incurred a net loss attributable to common stock of $(0.01) per share for the six months ended March 31, 2016.  For the period ended March 31, 2015, those expenses included $141,396 of legal and accounting fees, $184,388 officer and director compensation expense (to include $66,522 of stock-based compensation expense).  Additionally, we paid $60,750 in quarterly dividends on our preferred stock.  As a result, we incurred a net loss attributable to common stock of $(0.07) per share for the six months ended March 31, 2015.

Liquidity and Capital Requirements

We had $41,768 in cash on hand and negative working capital of $440,973 at March 31, 2016.  We believe these funds will be sufficient to enable us to fund our principal business operations through at least the next 30 days.   The Company plans to raise additional capital from the sale of its securities (including, without limitation common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the development of its oil and gas properties. In the event the Company is unable to raise funding in the near term, we will not be able to pay our liabilities. In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, and if our current creditors elect to foreclose on the outstanding debts then owed, we would be forced to liquidate our assets or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

Cash flows used in operating activities was $51,116 in cash for the six months ended March 31, 2016, primarily the result of our loss of $84,476, change on fair value of derivative liabilities of $54,240, offset by $49,771 in stock-based compensation, decrease in prepaid assets of $25,577 and increase in accounts payable and accrued expenses of $11,181.

Cash flows from investing activities was $0 for the six months ended March 31, 2016.

Cash flows provided by financing activities was $90,010 for the six months ended March 31, 2016, related to proceeds received from notes payable.

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

•

As funding permits, the Company will add sufficient accounting personnel to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

•

The Company will hire staff technically proficient at applying U.S. GAAP to financial transactions and reporting.

•

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

The Company, as of March 1, 2016, is in default on the promissory note for $99,999 with Pacific Oil & Gas, LLC.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(a)	Amended Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(b)	Certificate of Designation for the Series A 6% Convertible Preferred Shares filed May 30, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
3.2	Bylaws	Filed with our initial Form 10-KSB for September 30, 2003 and incorporated herein by reference.
4.1	Registration Rights Agreement dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.2	Form of Warrant dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.3	Form of Lock-Up Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.4	Stock Option Grant Notice for E. Will Gray II dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.5	Stock Option Grant Notice for Clarence Cottman III dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.6	Stock Option Grant Notice for Jonathan S. Wimbish dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.1	Merger Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.2	Master Service Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.3	Option Participation Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.4	Form of Lease Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.5	List of Assigned Leases	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.6	Lease Assignment for Clay County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.7	Lease Assignment for Dickinson County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.8	Lease Assignment for Ottawa County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.9	Lease Assignment for Saline County, Kansas	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.10	Employment Agreement for E. Will Gray II	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.11	Private Placement Memorandum dated May 28, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.12	Form of Securities Purchase Agreement dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.13	Escrow Agreement for Offering Funds	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.14	Jenson Services Escrow Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.15	Director Agreement with Clancy Cottman	Filed with the Form 10-K filed on December 5, 2014 and incorporated herein by reference.
10.16	Director Agreement with Jonathan S. Wimbish	Filed with the Form 10-K filed on December 5, 2014 and incorporated herein by reference.
10.17	Separation Agreement with E. Will Gray	Filed with the Form 8-K filed on August 25, 2015 and incorporated herein by reference.
10.18	Promissory Note with Mill City Ventures III Ltd dated February 17, 2016	Filed with the Form 10-Q filed on February 22, 2016 and incorporated herein by reference.
10.19	Extension Letter with Pacific Oil & Gas LLC dated January 26, 2016	Filed with the Form 10-Q filed on February 22, 2016 and incorporated herein by reference.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

DALA PETROLEUM CORP.

Date:	May 3, 2016	By:	/s/ William Gumma
William Gumma
Chief Executive Officer and Acting
Principal Financial Officer