Form 10-Q
period 2016-06-30
DALA PETROLEUM CORP.
filed 2016-08-16
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 001-10171

DALA PETROLEUM CORP.

(Exact name of the issuer as specified in its charter)

Delaware	80-0000245
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4685 S. Highland Drive

Suite 202

Salt Lake City, Utah 84117

(Address of Principal Executive Offices)

(801) 278-9424

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	2,926,486 shares
Class	Outstanding as of August 5, 2016

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

DALA PETROLEUM CORP.

FORM 10-Q

JUNE 30, 2016

INDEX

PART I - FINANCIAL STATEMENTS

June 30, 2016

C O N T E N T S

Item 1. Financial Statements.

DALA PETROLEUM CORP.

Consolidated Condensed Balance Sheets

	June 30,	September 30,
	2016	2015
	(unaudited)
ASSETS

Current assets
Cash	$10,722	$2,874
Receivables	-	1,071
Prepaid expenses	500	34,442
Total current assets	11,222	38,387

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	190,000	608,000
Total assets	$201,222	$646,387

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$151,879	$100,985
Accounts payable and accrued expenses	122,241	228,680
Total current liabilities	274,120	329,665

Derivative liabilities	-	54,240
Total liabilities	274,120	383,905

Commitments and contingencies

Series A 6% preferred convertible stock, $0.01 par value, 2,008 and 2,025 issued and outstanding at June 30, 2016 and September 30, 2015, respectively	1,302,925	1,302,925

Stockholders' deficit
Common stock, $0.001 par value, 50,000,000 shares authorized, 3,956,486 shares issued and outstanding at June 30, 2016, 12,524,286 shares issued and outstanding, at September 30, 2015, respectively	3,956	12,524
Additional paid-in capital	1,568,731	1,789,285
Accumulated deficit	(2,948,510)	(2,842,252)
Total stockholders' deficit	(1,375,823)	(1,040,443)
Total liabilities and stockholders' deficit	$201,222	$646,387

See accompanying notes to unaudited consolidated condensed financial statements.

DALA PETROLEUM CORP.

Consolidated Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative	16,817	150,201	145,640	600,373
Impairment of oil and natural gas properties	-	116,860	-	481,983
Total costs and expenses	16,817	267,061	145,640	1,082,356

Other income (expense)
Change in derivative valuation	-	(490,264)	54,240	(369,023)
Registration rights expense	-	-	-	(133,658)
Interest expense	(4,966)	(610)	(14,859)	(610)
Total non-operating expenses	(4,966)	(490,874)	39,381	(503,291)

Net loss	(21,783)	(757,935)	(106,258)	(1,585,647)

Dividends on preferred stock	(30,375)	(30,375)	(91,125)	(90,870)

Net loss attributable to common stock	$(52,158)	$(788,310)	$(197,383)	$(1,676,517)

Net loss per share - basic and diluted	$(0.00)	$(0.06)	$(0.02)	$(0.13)

Weighted average number of shares outstanding - basic and diluted	9,228,978	12,524,286	11,429,859	12,520,105

See accompanying notes to unaudited consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Condensed Statements of Cash Flows

For the Nine Months Ended June 30,

(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(106,258)	$(1,585,647)
Adjustments to reconcile net loss to net cash used in operations:
Impairment of oil and natural gas properties	-	481,983
(Gain) loss on changes in fair value of derivatives	(54,240)	369,023
Amortization of prepaid assets	-	(13,128)
Stock-based compensation	49,771	99,783
Changes in operating assets and liabilities:
Receivables	1,071	1,782
Prepaid assets	33,942	-
Accounts payable and accrued expenses	(11,122)	24,928
Registration rights liability	-	(18,225)
Due to related parties	-	(11,292)
Accrued interest	4,674	493
Net cash provided by (used in) operating activities	(82,162)	(650,300)

Cash flows provided by (used in) investing activities
Proceeds from sale of acreage	-	4,000
Cash paid for oil and natural gas properties	-	(541,044)
Net cash provided by (used in) investing activities	-	(537,044)

Cash flows from financing activities:
Proceeds received from notes payable	90,010	97,500
Payments of dividends on preferred stock	-	(60,495)
Net cash provided by financing activities	90,010	37,005

Net decrease in cash	7,848	(1,150,339)
Cash at beginning of period	2,874	1,182,024
Cash at end of period	$10,722	$31,685

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Fair value of common shares issued upon conversion of preferred stock	$-	$18,756
Increase in unproved oil and gas properties through accounts payable	$-	$76,725
Dividends on preferred stock forgiven	$43,567	$-
Payables forgiven	$148,010	$-
Notes payable and accrued interest forgiven	$39,771	$-
Oil and natural gas properties disposed for treasury stock	$(418,000)	$-

 See accompanying notes to unaudited consolidated condensed financial statements.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

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

NOTE 2 – TRANSACTIONS

June 2014 Merger

On June 2, 2014, the Company, its newly formed and wholly-owned subsidiary, Dala Acquisition Corp., a Nevada corporation (“Merger Subsidiary”), and Dala Petroleum Corp., a Nevada corporation (“Dala”), executed and delivered an Agreement and Plan of Merger (the “Merger Agreement”), whereby Merger Subsidiary merged with and into Dala, and Dala was the surviving company under the merger and became a wholly-owned subsidiary of then-named Westcott (the “Merger”) on the closing of the Merger. As a result of the Merger, Westcott issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of common stock of Dala, which was distributed to Dala Petroleum’s sole shareholder and was then distributed on a pro rata basis to its members.

As a condition precedent to the Merger, Westcott raised $2,025,000 from persons who are “accredited investors” in consideration of the sale of 2,025 shares of its Series A 6% Convertible Preferred Stock and 2,893,725 warrants at the offering price of $1,000 per unit.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the Holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested and (ii) 1,429 warrants (issued for each Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the Company at an exercise price of $1.35 with a life of three years as of the “Effective Date” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.

The Merger was accounted for as a reverse-merger and recapitalization of Dala.

Dala possesses rights to engage in oil and natural gas exploration and development in north central Kansas, with total acreage of approximately 25,000 acres (the “Property”).  Since the time of the Merger, Dala is operating as an early-stage oil exploration company focused on the Property, which has oil potential at depths of less than 6,000 feet. Since May 2015, Dala has temporarily suspended its exploration program due to the decline in the price of oil and difficult market conditions.

May 2016 Transaction

The Company entered into a Partial Cancellation Agreement (the “PCA”) by and among its subsidiary, Dala Petroleum Corp., a Nevada corporation (“Dala NV”), Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”), and certain members of Chisholm II (the “Chisholm Members”) through which Chisholm II (after receiving shares from certain of its Chisholm Members) returned a total of 8,567,800 shares of the Company common stock to the Company’s treasury for cancellation.  In exchange for the return of these shares for cancellation, the Company assigned 55,000 acres of the Company’s property rights (approximately 68.75% of its total holdings) to Chisholm II.

Pursuant to terms of the PCA, on May 26, 2016, the 8,567,800 shares of common stock delivered by Chisholm II were cancelled on the books and records of the Company. Prior to that, Company delivered 55,000 acres of its leased property to Chisholm II.

On May 16, 2016, as approved by the Board of Directors of the Company as part of the settlement with the Preferred Shareholders, the Company filed an Amended and Restated Certificate of Designation of the Company’s Series A 6% Convertible Preferred Stock (the “COD”), which (i) changed the conversion price of the preferred stock from $0.70 per share to $0.05 per share, and (ii) eliminated Section 7 “Certain Adjustments” of the COD.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

On May 16, 2016, the Company filed an Amended and Restated Certificate of Designation of the Company’s Series A 6% Convertible Preferred Stock (the “COD”), which (i) changed the conversion price of the preferred stock from $0.70 per share to $0.05 per share, and (ii) eliminated Section 7 “Certain Adjustments” of the COD.

Pursuant to terms of the PCA, on July 28, 2016, the 1,030,000 shares of common stock delivered after the initial closing by Baldo Sanso (360,000 shares of common stock), Robert Sali (610,000 shares of common stock) and Chris Dabbs (60,000 shares of common stock), were cancelled on the books and records of the Company. The reduction was offset to additional paid-in capital.  See Note 14.

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Dala Petroleum, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended June 30, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2016. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended September 30, 2015 filed on January 13, 2016 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

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

We currently measure and report at fair value other intangible assets (due to our impairment analysis) and derivative liabilities using ASC 820-10, Fair Value Measurement.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The fair value of derivative liabilities is measured using the Black-Scholes option pricing method.  The following tables summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and 2015:

Fair Value Measurements at June 30, 2016
Quoted
Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$190,000	$190,000

			Change in
		Activity	Fair
		During	Value of	Disposal
	September 30,	Fiscal	Intangible	of	June 30,
	2015	Year	Asset	Property	2016
Description
Unproved oil and natural gas properties	$608,000	$-	$-	$(418,000)	$190,000

	Fair Value Measurements at September 30, 2015				Fair Value Measurements at June 30, 2016
	Quoted				Quoted
	Prices				Prices
	In Active	Significant			In Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable	Total	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	(Level 1)	(Level 2)	(Level 3)	Value
Description
Derivative liability	$-	$-	$54,240	$54,240	$-	$-	$-	$-

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

			Change in
		Activity	Fair
		During	Value of
	September 30,	Fiscal	Intangible	June 30,
	2015	Year	Asset	2016
Description
Derivative liability	$54,240	$-	$(54,240)	$-

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended June 30, 2016 as it was not required.

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

Capitalized costs associated with impaired properties and properties having proven reserves, estimated future development costs, and asset retirement costs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 410-20-25 are depleted and amortized on the unit-of-production method based on the estimated gross proved reserves.  The costs of unproved properties are withheld from the depletion base until such time as they are developed, impaired, or abandoned.

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

During the nine months ended June 30, 2016, the Company incurred total $0 in oil and natural gas expenditures.

As of September 30, 2015, the Company’s oil and natural gas properties were determined to be impaired thereby reducing the unproved oil and natural gas properties to $608,000.  No additional impairment was realized for the nine months ended June 30, 2016.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

On May 10, 2016, the Company entered into a Partial Cancellation Agreement (the “PCA”) by and among its subsidiary, Dala Petroleum Corp., a Nevada corporation (“Dala NV”), Chisholm II, and certain members of Chisholm II (the “Chisholm Members”) through which Chisholm II (after receiving shares from certain of Chisholm Members) returned a total of 8,567,800 shares of the Company’s common stock to the Company’s treasury for cancellation.  In exchange for the return of these shares for cancellation, the Company returned 55,000 acres of the Company’s property rights, held in the form of oil and gas leases from Chisholm II (approximately 68.75% of its total holdings), to Chisholm II.

Revenue Recognition

The Company recognizes oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. For the nine months ended June 30, 2016, no revenue has been recognized as all wells are still unproved and non-producing.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of June 30, 2016, the Company had no ARO liability as no wells have been established.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

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

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2016.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Topic 205) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The guidance requires management to perform an evaluation each annual and interim reporting period of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one-year period after the date that the financial statements are issued. If such conditions are identified, the guidance requires an entity to provide certain disclosures about the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans to alleviate or mitigate substantial doubt about the entity’s ability to continue as a going concern. The guidance is effective for the first annual period ending after December 15, 2016 and interim periods thereafter. The Company currently does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements and does not anticipate early adoption of this pronouncement.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

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

The Company had a service agreement, which has been suspended by the Company since May 2015 and has since been cancelled, with Chisholm II to use its existing technical exploration team for general and administrative-type services on behalf of the Company.   The Company was obligated to pay Chisholm II $25,000 per month plus expenses for these services under the Master Services Agreement.  For the year ended September 30, 2015, the Company paid $225,472 and had accrued $50,000 for its services prior to suspending the Master Services Agreement.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

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

On March 30, 2016, the Company entered into a Promissory Note (the “Alpha Note”) in the amount of $40,010 in favor of Alpha Capital Anstalt (“Alpha”). The Alpha Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to Alpha on January 28, 2017. The Alpha Note is unsecured. Alpha is a shareholder in the Company’s Series A 6% Convertible Preferred offering. The funds have been used by the Company to pay liabilities and to maintain the Company’s listing on the OTCQB.

On May 10, 2016, the Company entered into a Partial Cancellation Agreement (the “PCA”) by and among its subsidiary, Dala Petroleum Corp., a Nevada corporation (“Dala NV”), Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”)(a company that is managed by one of the Company’s then-directors), and certain members of Chisholm II (the “Chisholm Members”)(some of which are beneficially controlled by the Company’s then-officer and then-directors) through which Chisholm II (after receiving shares from certain of its Chisholm Members) is to return a total of 8,567,800 shares of the Company common stock to the Company’s treasury for cancellation.  In exchange for the return of these shares for cancellation, the Company assigned 55,000 acres of the Company’s property rights (approximately 65% of its total holdings) to Chisholm II.

On May 10, 2016, the Company and one of its creditors, Pacific Oil & Gas Company, LLC (a company managed by Clancy Cottman, the Company’s then-director), restated the Pacific Note by assigning the amounts due to four different creditors based on their initial participation in the Pacific Note. The reallocation in the Restated Promissory Note (the “Restated Pacific Note”) is as follows:

Name of Creditor	Amount of Principal Due	Amount of Interest Due	Total Amount Due
Alpha Capital Anstalt	$37,036	$3,970	$41,006
Lane Ventures Inc.	$2,469	$265	$2,734
Mill City Ventures III, LTD	$24,691	$2,646	$27,337
Pacific Oil & Gas, LLC	$35,802	$3,837	$39,639

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

As part of the settlement with the Preferred Shareholders, and in association with the PCA, on May 10, 2016 certain creditors of the Company agreed to release and waive all amounts owed to them by the Company. Chisholm Partners II, LLC (a company that is managed by Clancy Cottman, one of the Company’s then-directors), Clancy Cottman (then a director of the Company), Jon Wimbish (then a director of the Company), William Gumma (then a director and officer of the Company), E. Will Gray II (a former director of the Company), Pacific Oil & Gas, LLC (managed by Clancy Cottman, one of the Company’s then-directors) all released the Company from any amounts due to them.  The releases were offset to additional paid-in capital.

NOTE 6 – NOTES PAYABLE

Notes payable, all classified as current at June 30, 2016 and September 30, 2015, consists of the following:

	June 30, 2016			September 30, 2015
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Pacific Oil & Gas	$-	$-	$-	$99,999	$986	$100,985
Alpha Capital	5,195	326	5,521	-	-	-
Lane Ventures	488	31	519	-	-	-
Mill City Venture	20,000	1,013	21,013	-	-	-
Mill City Venture	10,000	559	10,559
Alpha Capital	40,010	1,210	41,220
Alpha Capital	37,037	621	37,658
Alpha Capital	7,315	459	7,774
Mill City Venture	24,691	414	25,105
Lane Ventures	2,469	41	2,510
Total	$147,205	$4,674	$151,879	$99,999	$986	$100,985

On June 15, 2015, the Company received funds from a demanded Promissory Note (the “Note”) that it entered into on June 8, 2015 in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders. As of June 30, 2016, the Company received proceeds of $97,500.  On January 26, 2016, Lender extended the maturity date to March 1, 2016.  During the period ended May 26, 2016, the Company accrued $10,849 interest expense under this note.  On May 26, 2016, as part of the PCA (see Note 2), the Lender forgave the principal and interest of $110,848.  On May 10, 2016, the Company and the Lender (a company managed by Clancy Cottman, the Company’s then-director), restated the Pacific Note by assigning the amounts due to four different creditors based on their initial participation in the Pacific Note as reflected in the Restated Pacific Note (see Note5).  The restated Pacific note was accounted for by separate notes.  The balance of $39,771 (includes principal and accrued interest) that was forgiven was offset to additional paid-in capital.

As part of the settlement with the Preferred Shareholders, and in association with the PCA, on May 10, 2016 certain creditors of the Company agreed to release and waive all amounts owed to them by the Company, including all amounts owed to Pacific Oil & Gas, LLC under the Restated Pacific Note.

On December 22, 2015, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $5,195.  The note matures on December 22, 2016 and bears interest at the rate of 12%. During the nine months ended June 30, 2016, the Company accrued $326 interest expense under this note.

On December 22, 2015, the Company entered into a promissory note with Chisholm Partners II, LLC for $7,002.  The note matures on December 22, 2016 and bears interest at the rate of 12%. During the period ended May 26, 2016, the Company accrued $322 interest expense under this note.  On May 26, 2016, as part of the PCA (see Note 2), the Lender forgave the principal and interest of $7,324 as offset to additional paid-in capital.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

On December 22, 2015, the Company entered into a promissory note with Lane Ventures, Inc. for $488.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the nine months ended June 30, 2016, the Company accrued $31 interest expense under this note.

On December 22, 2015, the Company entered into a promissory note with Alpha Capital Anstalt for $7,315.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the nine months ended June 30, 2016, the Company accrued $459 interest expense under this note.

On February 17, 2016, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $30,000.  The note matures on January 28, 2017 and bears interest at the rate of 12%.  During the nine months ended June 30, 2016, the Company accrued $1,572 interest expense under this note.

On March 30, 2016, the Company entered into a promissory note with Alpha Capital Anstalt for $40,010.  The note matures on March 30, 2017 and bears interest at the rate of 12%.  During the nine months ended June 30, 2016, the Company accrued $1,210 interest expense under this note.

NOTE 7 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in Note 2, in fiscal year 2014, the Company sold 2,025 units consisting of a total of 2,025 shares of Series A 6% Convertible Preferred Stock and 2,893,725 warrants at the price of $1,000 per unit.  Proceeds received totaled $2,025,000 (with a net of offering costs of $1,990,000).  The warrants were valued at $711,044 and this amount was separated from the value of the preferred stock.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment) and (ii) 1,429 warrants (issued for each Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date, ” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 shares of Series A 6% Convertible Preferred Stock, exercisable into 2,868,571 shares of common stock, remain issued and outstanding as of June 30, 2016. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock. The Company discontinued paying the quarterly dividend as of July 1, 2015 and the amount owed thereunder has been accruing since that time until May 10, 2016 at which time all accrued dividends on 675 of the 2,025 shares were waived and cancelled by those certain preferred shareholders.  The cancelled dividends were accounted for by offsetting to additional paid-in capital.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

Upon the occurrence of a triggering event, each holder shall have the right to require the Company to redeem all of the Series A 6% Convertible Preferred Stock in cash at the redemption amount which is the sum of (a) the greater of (i) 130% of the stated value, and (ii) the product of (y) the VWAP on the trading day immediately preceding the date of the triggering event and (z) the stated value divided by the then conversion price, (b) all accrued but unpaid dividends thereon, if any, and (c) all liquidated damages and other costs, expenses or amounts due in respect of the Series A 6% Convertible Preferred Stock.

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of June 30, 2016, 2,008 Convertible Preferred Shares remain outstanding.

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

As part of the Settlement (see Note 2 and 14), 9,597,800 shares of common stock were returned to the Company and recorded in treasury.

As of June 30, 2016, there are a total of 3,956,486 common shares outstanding.

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options.  The options have an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with an expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  For the nine months ended June 30, 2016, the Company recorded approximately $49,771 of stock-based compensation expense.

On December 21, 2015, ninety days after the resignation of a former officer of the Company, his 400,000 stock options expired.

On May 9, 2016, two former directors of the Company each voluntarily cancelled 100,000 stock options awarded on June 2, 2014, related to the Partial Cancellation Agreement and their subsequent resignations.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

The following is a summary of the status of all of the Company’s stock options as of June 30, 2016 and changes during the period ended on that date:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at September 30, 2015	600,000	$0.70	5.93
Granted	-	-	-
Exercised	-	-	-
Expired	(400,000)
Cancelled	(200,000)	-	-
Outstanding at June 30, 2016	-	$-	-
Exercisable at June 30, 2016	-	$-	-

As of June 30, 2016, the intrinsic value of outstanding stock options was $0.

NOTE 9 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company had a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, prior to June 30, 2016, following ASC 815-40, the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet prior to June 30, 2016.

On February 17, 2016, a supermajority of more than 67% of the shareholders of the Series A 6% Convertible Preferred Stock approved certain corporate transactions in an effort to settle certain violations of the Series A 6% Convertible Preferred Stock Certificate of Designation and other documents related to the sale of Series A 6% Convertible Preferred Stock in 2014. The transactions approved by a supermajority of the Series A 6% Convertible Preferred Shareholders are to be implemented by the Board of Directors at the Board’s discretion. The approved transactions include the following: (i) the approval of a potential settlement agreement with Chisholm Partners II, LLC and certain members of Chisholm II, (ii) the approval of the amendment of the Certificate of Designation for the Series A 6% Convertible Preferred Stock modifying the Conversion Price to $0.05, (iii) the Removal of Section 7, “Certain Adjustments” in the Series A 6% Convertible Preferred Stock Certificate of Designation (iv) the modification of the permitted indebtedness allowable under the Series A 6% Convertible Preferred Stock Certificate of Designation to $200,000, (v) the approval of promissory notes with related parties in an amount up to $60,000, (vi) the waiver of the right of redemption upon Triggering Events for the Company’s violations of Section 10 of the Certificate of Designation, (vii) the waiver of the accrual of the late fee for unpaid dividends as of January 1, 2016, (viii) the waiver of the first right of refusal to purchase shares from other Series A 6% Convertible Preferred Shareholders, and (ix) waiver of the “Most Favored Nation” provision in the SPA for the Series A 6% Convertible Preferred Stock, among other things.  Items (i) through (iv) were approved by the Board of Directors, items (v) through (ix) listed above were not approved specifically by the Board of Directors.

Activity for derivative instruments liability during the year ended June 30, 2016 and the period ended September 30, 2015 was as follows:

			Change			Change
		Activity	in Fair		Activity	in Fair
		During	Value of		During	Value of
		Fiscal	Derivative	September 30,	Fiscal	Derivative	June 30,
	Inception	Year	Liability	2015	Year	Liability	2016
Derivative liability		(7,723)	$(2,757,776)	$54,240	$-	$(54,240)	$-

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2016

(unaudited)

NOTE 10 – REGISTRATION RIGHTS PENALTY

In connection with the private placement and sale of 2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit, the Company was required to register certain shares of common stock as part of a Registration Rights Agreement.

The Company granted the investors’ registration rights on the underlying shares related to the Series A 6% Convertible Preferred Stock and warrants.  The registration rights agreement provided for a liquidated damages provision imposed upon the Company of 1.5% of the gross proceeds per month for each month that the shares are not registered.  The liquidated damages are not to exceed 9% which was met in 2015.  The Company filed a registration statement that was effective on September 12, 2014 that did not register all of the underlying shares of the Series A 6% Convertible Preferred Stock the warrants and the dividend payments required to be registered in the Registration Rights Agreement.  As of June 30, 2016 and 2015, the Company incurred registration rights penalty of $0 and $133,658, respectively.

The Company has also accrued interest in the amount of $6,543 and $986 as of June 30, 2016 and September 30, 2015, respectively, at the rate of 18% per annum simple interest in accordance with the terms of the Registration Rights Agreement.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of June 30, 2016. There have been no losses in these accounts through June 30, 2016.

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

NOTE 13 – GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of June 30, 2016 of $262,898, and used cash in operations of $82,162 and $650,300 for the nine months ended June 30, 2016 and 2015, respectively. In addition, as of June 30, 2016, the Company had an accumulated deficit and stockholders’ deficiency of $2,948,510 and $1,375,823, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

June 30, 2016

(unaudited)

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

NOTE 14 – SUBSEQUENT EVENT

Pursuant to terms of the PCA, on July 28, 2016, the 1,030,000 shares of common stock delivered by Baldo Sanso (360,000 shares of common stock), Robert Sali (610,000 shares of common stock) and Chris Dabbs (60,000 shares of common stock), were cancelled on the books and records of the Company.  Due to the later delivery of these shares, the Company is in discussions regarding the viability of the divesture of up to 3,659 additional lease acres pursuant to the terms of the PCA and has not fully resolved this matter to date.  See Note 2.

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

During the nine months ended June 30, 2016 and 2015, the Company incurred $0 and $0 in oil and gas expenditures, respectively. As a result of the dry holes encountered, the Company immediately expensed $0 of cost capitalized as impairment expense for the nine months ended June 30, 2016.

Our common stock currently trades on the OTCQB under the symbol “DALP.”

Results of Operations

Three Months Ended June 30, 2016 and 2015

During the three months ended June 30, 2016 and 2015, we had no revenues, respectively, and we incurred $16,817 and $150,201, respectively, of general and administrative expenses.  For the period ended June 30, 2016, those expenses included $11,537 of legal and accounting fees, consulting and other professional fees.  As a result, we incurred a net loss attributable to common stock of $(0.00) per share for the three months ended June 30, 2016.  For the period ended June 30, 2015, those expenses included $22,438 of legal, accounting, consulting and other professional fees, and $95,377 officer and director compensation expense (to include $33,261 of stock-based compensation expense).  Additionally, we paid $30,375 in quarterly dividends on our preferred stock.  As a result, we incurred a net loss attributable to common stock of $(0.06) per share for the three months ended June 30, 2015.

Nine months ended June 30, 2016 and 2015

During the nine months ended June 30, 2016 and 2015, we had no revenues, respectively, and we incurred $145,640 and $600,373, respectively, of general and administrative expenses.  For the period ended June 30, 2016, those expenses included $49,657 of legal and accounting fees, consulting and other professional fees and $49,771 of stock-based compensation expense.  As a result, we incurred a net loss attributable to common stock of $(0.01) per share for the nine months ended June 30, 2016.  For the period ended June 30, 2015, those expenses included $163,834 of legal and accounting fees, consulting and other professional fees, and $279,765 officer and director compensation expense (to include $99,783 of stock-based compensation expense).  Additionally, we paid $90,870 in quarterly dividends on our preferred stock.  As a result, we incurred a net loss attributable to common stock of $(0.13) per share for the nine months ended June 30, 2015.

Liquidity and Capital Requirements

We had $10,722 in cash on hand and negative working capital of $262,898 at June 30, 2016.  We believe these funds will be sufficient to enable us to fund our principal business operations through at least the next 30 days.   The Company plans to raise additional capital from the sale of its securities (including, without limitation common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the development of its oil and gas properties. In the event the Company is unable to raise funding in the near term, we will not be able to pay our liabilities. In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, and if our current creditors elect to foreclose on the outstanding debts then owed, we would be forced to liquidate our assets or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

Cash flows used in operating activities was $82,162 in cash for the nine months ended June 30, 2016, primarily the result of our loss of $112,331, change on fair value of derivative liabilities of $54,240, offset by $49,771 in stock-based compensation, and a decrease in prepaid assets of $33,942.

Cash flows used in investing activities was $0 for the nine months ended June 30, 2016.

Cash flows provided by financing activities was $90,010 for the nine months ended June 30, 2016, related to proceeds received from notes payable.

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

•

The Company intends to appoint additional independent directors;

•

Lack of in-house personnel with the technical knowledge to identify and address some of the reporting issues surrounding certain complex or non-routine transactions. With material, complex and non-routine transactions, management has and will continue to seek guidance from third-party experts and/or consultants to gain a thorough understanding of these transactions;

•

Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting; and

•

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(a)	Amended Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(b)	Certificate of Designation for the Series A 6% Convertible Preferred Shares filed May 30, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
3.1(c)	Amended and Restated Certificate of Designation of the Company’s Series A 6% Convertible Preferred Stock	Filed herewith
3.2	Bylaws	Filed with our initial Form 10-KSB for September 30, 2003 and incorporated herein by reference.
4.1	Registration Rights Agreement dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.2	Form of Warrant dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.3	Form of Lock-Up Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.4	Stock Option Grant Notice for E. Will Gray II dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.5	Stock Option Grant Notice for Clarence Cottman III dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.6	Stock Option Grant Notice for Jonathan S. Wimbish dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.1	Merger Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.2	Master Service Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.3	Option Participation Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.10	Partial Cancellation Agreement	Filed Herewith
10.11	Restated Promissory Note between the Company and Pacific Oil & Gas, LLC	Filed Herewith
10.12	Forms of Release	Filed Herewith
10.13	Lease Assignment for Clay County, Kansas	Filed Herewith
10.14	Lease Assignment for Dickinson County, Kansas	Filed Herewith
10.15	Lease Assignment for Ottawa County, Kansas	Filed Herewith
10.16	Lease Assignment for Saline County, Kansas	Filed Herewith

10.18	Promissory Note with Mill City Ventures III Ltd dated February 17, 2016	Filed with the Form 10-Q filed on February 22, 2016 and incorporated herein by reference.
10.19	Extension Letter with Pacific Oil & Gas LLC dated January 26, 2016	Filed with the Form 10-Q filed on February 22, 2016 and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

DALA PETROLEUM CORP.

Date:	August 16, 2016	By:	/s/ Thomas Howells
Thomas Howells
Chief Executive Officer and Acting
Principal Financial Officer