Form 10-K
period 2016-09-30
DALA PETROLEUM CORP.
filed 2017-01-13
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 001-10171

DALA PETROLEUM CORP.

(Name of Small Business Issuer in its Charter)

Delaware	80-0000245
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

328 Barry Ave S #210, Wayzata, MN 55391
(Address of Principal Executive Offices)

952-479-1923
(Registrant’s Telephone Number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐      Accelerated Filer  ☐      Non-Accelerated Filer  ☐      Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

On March 31, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $149,528.58, based upon the closing price on that date of the common stock of the registrant on the OTC Bulletin Board system of $0.03. For purposes of this response, the registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its Common Stock are deemed affiliates of the registrant.

As of January 9, 2017, the registrant had 2,926,486 shares of its common stock, $0.001 par value, issued, issuable, and outstanding.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Dala Petroleum Corp.,” “Dala,” the “Company,” “we,” “us,” “our” and words of similar import, refer to Dala Petroleum Corp., the Registrant.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended, that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Words such as “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our financial statements for Dala Petroleum Corp. Such discussion represents only the best present assessment from our Management.

PART I

ITEM 1.  BUSINESS

Corporate History

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

Since May 2015, Dala has temporarily suspended its exploration program due to the decline in the price of oil and difficult market conditions. During the year ended September 30, 2016 the Company did not drill any wells.

Dala has established a land position over a shallow, conventional oil play in north central Kansas.  The "Play" or exploration concept is located across a four county area and is geographically defined by the boundaries of the productive North American Rift System.  The land position is concentrated over a lightly explored portion of the Rift, bordered immediately on the south by productive rift-related oil fields, and to the north by significant new discoveries in southeast Nebraska, where productive rates have recently been reported.  This Play concept was developed by a team of highly experienced international geologists, geophysicists and land experts, who applied regional geologic theory, proprietary geophysical databases and high resolution seismic.

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

Pursuant to terms of the PCA, on July 28, 2016, the 1,030,000 shares of common stock delivered after the initial closing by Baldo Sanso (360,000 shares of common stock), Robert Sali (610,000 shares of common stock) and Chris Dabbs (60,000 shares of common stock), were cancelled on the books and records of the Company. The reduction was offset to additional paid-in capital. Chisholm II elected to waive receipt of any additional properties due to it under the PCA.

On May 10, 2016, the Company terminated the Master Services Agreement with Chisholm II and all amounts due thereunder were released by Chisholm II.

Our principal offices are located at 328 Barry Ave S #210, Wayzata, MN 55391.  Our telephone number is 952-479-1923.

Our fiscal year-end is September 30.

Except as otherwise indicated, as used throughout the remainder of this annual report, references to “Company,” “Westcott,” “we,” “us,” or “our” refer to “we,” “us” and “our” refer to Dala Petroleum Corp., formerly known as Westcott Products Corporation, a Delaware corporation, from and after June 2, 2014, and Dala Petroleum Corp., a Nevada corporation, prior to June 2, 2014 since its inception on January 17, 2014, now the Company’s operating subsidiary.

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

Dala has an inventory of drill-ready oil prospects.   Most of the prospects are supported by modern seismic data and are a combination of field extensions, step out locations and offsets to existing production. During the year ended September 30, 2016 the Company drilled zero wells.  The wells drilled had no commercial quantities of oil and were plugged and abandoned.

Dala established a land position over a shallow, conventional oil play in north central Kansas.  The "Play" or exploration concept is located across a four county area and is geographically defined by the boundaries of the productive North American Rift System.  The land position is concentrated over a lightly explored portion of the Rift, bordered immediately on the south by productive rift-related oil fields, and to the north by significant new discoveries in southeast Nebraska, where productive rates have recently been reported.  This Play concept was developed by a team of highly experienced international geologists, geophysicists and land experts, who applied regional geologic theory, proprietary geophysical databases and high resolution seismic.

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

On June 3, 2014, we entered into a Master Services Agreement with Chisholm. Pursuant to the Master Service Agreement, Chisholm agreed to act as an independent contractor for the Company and provide services and personnel to develop, drill, operate, and maintain oil and gas wells and properties used to produce oil and gas within the State of Kansas for a period of twelve (12) months. As of May 10, 2016, the Company terminated the Master Services Agreement and all amounts due thereunder were released by Chisholm II. Any options to participate in future Chisholm II projects was thereby terminated as well.

In general, our current lease agreements have a term of five years from the effective date with an option to extend for an additional three years. The effective dates of the leases vary lease to lease. The oldest effective date is October 3, 2011, and the most recent effective date is March 13, 2013. Lease agreements comprising approximately 25,000 acres are currently possessed by the Company. Royalty rates will be negotiated on a case-by-case basis consistent with industry standard pricing. Once a well is drilled and production established, the leased acreage in the applicable spacing unit is customarily considered developed acreage and is held by production. Other locations within the drilling unit created for a well may also be drilled at any time with no time limit as long as the lease is held by production.

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

Number of Total Employees and Number of Full-Time Employees

We have no full-time employees. We currently engage independent contractors in the areas of accounting, legal and auditing services, corporate finance, as well as marketing and business development. The remuneration paid to our officers and directors is more completely described elsewhere in this Annual report in the “Executive Compensation” section.

Subsidiaries

We have one wholly-owned operating subsidiary: Dala Petroleum Corp., incorporated in Nevada.

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

We may not produce any oil or gas.

We are an exploratory company and we may not actually discover or produce any oil or gas. Additionally, our leases may expire before we are able to complete any additional exploration or discover or produce any oil or gas.

The oil and gas we produce may not be readily marketable at the time of production.

Crude oil, natural gas, condensate and other oil and gas products are generally sold to other oil and gas companies, government agencies and other industries.  The availability of ready markets for oil and gas that we might discover and the prices obtained for such oil and gas depend on many factors beyond our control, including:

•

the extent of local production and imports of oil and gas;

•

the proximity and capacity of pipelines and other transportation facilities;

•

fluctuating demand for oil and gas;

•

the marketing of competitive fuels; and

•

the effects of governmental regulation of oil and gas production and sales.

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

RISKS RELATED TO OUR SECURITIES AND OUR ORGANIZATION

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

Our business is subject to changing regulations related to corporate governance, internal control, and public disclosure that have increased both our costs and the risk of noncompliance.

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board, the SEC and FINRA, have issued requirements and regulations and continue to develop additional regulations and requirements in response to corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities. Because new and modified laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. As our internal controls are currently ineffective, our business and future prospects may suffer.

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

Our common stock is quoted via the OTCQB under the symbol “DALP.” Accordingly, our common stock may have fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on an exchange such as the New York Stock Exchange or the NASDAQ Stock Market. These factors may result in higher price volatility and less market liquidity for the common stock.

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

We will be subject to evolving and expensive corporate governance regulations and requirements.  Our failure to adequately adhere to these requirements or the failure or circumvention of our internal controls and procedures could seriously harm our business.

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

The Company is in default with several of its noteholders as reflected below and disclosed with this report in Note 6 of the Notes of the Financial Statements dated September 30, 2016.

Notes payable	Principal
Mill City Ventures III, Ltd.	$5,195
Lane Ventures, Inc.	488
Alpha Capital Anstalt	7,315
Alpha Capital Anstalt	37,036
Lane Ventures, Inc.	2,469
Mill City Ventures III, Ltd.	24,691
Total	$77,194

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We do not own any property but do have the rights to engage in oil exploration and development on assigned leases in north central Kansas with total acreage of approximately 25,000 acres.  The lease assets are valued at $171,000 as of September 30, 2016.

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

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD,” now “FINRA”) on June 14, 2007, under the symbol “WSPD.” Beginning September 2014, our common stock is listed under the symbol “DALP” on the OTCQB of OTC Markets Group. No assurance can be given that any market for our common stock will develop or be maintained.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	For the Years Ended September 30,
	2016		2015
	High	Low	High	Low
First Quarter	$0.12	$0.03	$0.0015	$0.0015
Second Quarter	$0.10	$0.03	$1.34	$1.15
Third Quarter	$0.03	$0.03	$1.40	$1.10
Fourth Quarter	$0.03	$0.02	$1.40	$0.11

These prices were obtained from OTC Markets Group (www.OTCMarkets.com) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have 562 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

A total of 2,008 shares of Series A 6% Convertible Preferred Stock remain issued and outstanding as of September 30, 2016. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock. The Company has accrued all outstanding dividends due under the Series A 6% Convertible Preferred Stock since June 1, 2015.

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

COMPARISON OF THE YEAR ENDED SEPTEMBER 30, 2016 TO THE YEAR ENDED SEPTEMBER 30, 2015

Results of Operations

For the year ended September 30, 2016 and the year ended September 30, 2015, the Company generated no revenue from operations.  The Company currently supports operations through its financing activities through the sale of equity and issuance of debt securities.

For the year ended September 30, 2016 and the year ended September 30, 2015, general and administrative expenses were $170,669 and $681,095, respectively, for a decrease of $510,426 or 74.9%.

For the year ended September 30, 2016 and the year ended September 30, 2015, impairment of oil and natural gas properties were $0 and $1,954,717, respectively.

For the year ended September 30, 2016, non-operating expenses primarily were gain on derivative valuation were $54,240.  For the year ended September 30, 2015, non-operating expenses primarily were a gain on derivative valuation were $2,757,776.

For the year ended September 30, 2016 and the year ended September 30, 2015, we had a net loss from operations of $135,740 and $12,680, respectively.

Additionally, the Company recognized preferred stock dividends of $121,500 and $78,000 for the year ended September 30, 2016 and the year ended September 30, 2015, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we have $7,222 in cash and cash equivalents on hand. Currently, the Company obtains cash for operating expenses through methods of financings, primarily the issuance of convertible preferred shares of stock for cash and the issuance of debt securities.

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

Cash Flow from Operations

During the year ended September 30, 2016 and the year ended September 30, 2015, cash flow used in operating activities were $85,662 and $631,611, respectively.  Cash flows used in operating activities was primarily attributable to the Company’s net loss of $135,740 and $12,680 for the year ended September 30, 2016 and the year ended September 30, 2015.

The Company recognized noncash items offsetting the net loss for the year ended September 30, 2016 primarily on changes in fair value of derivatives of $54,240 compared primarily to impairment of oil and natural gas properties of $1,954,717 offset by a gain on changes in fair value of derivatives of $2,757,776 for the year ended September 30, 2015.

Cash Flows from Investing Activities

During the period ended September 30, 2016 and the year ended September 30, 2015, cash flow used in investing activities were $0 and $587,044, respectively.  Cash flows used in investing activities for 2015 comprised primarily of $591,044 for cash paid for oil and natural cash properties.

Cash Flows from Financing Activities

During the period ended September 30, 2016 and the period ended September 30, 2015, cash flow provided by financing activities were $90,010 and $39,505, respectively.  The funds provided by financing were comprised primarily of proceeds received from notes payable, $90,010 for 2016 and $100,000 for 2015 offset by payments of dividends on preferred stock of $60,495.

Going Concern

As the Company did not generate any revenue during the year ended September 30, 2016, we have been dependent on debt and equity financing to support our operations.  In addition to our net losses for the period of $135,740, we have experienced negative cash flows from operations of $85,662, and have an accumulated deficit of $2,977,992. These factors raise substantial doubt about our ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the year ended September 30, 2016.

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations set by Regulation S-X, Rule 4-10, whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended September 30, 2016.

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

Loss per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended September 30, 2016, the potentially dilutive shares totaling 2,868,571 are anti-dilutive and are thus not added into the loss per share calculations.  Due to the anti-dilutive impact the weighted average dilutive shares outstanding for the period ended September 30, 2015, for basic and dilutive shares, are the same.

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

September 30, 2016

Green & Company, CPAs A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Dala Petroleum Corp.

We have audited the accompanying consolidated balance sheet of Dala Petroleum Corp. as of September 30, 2016 and 2015, and the related consolidated statement of operations, stockholders’ deficiency, and cash flows for the years ended September 30, 2016 and 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dala Petroleum Corp. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company CPAs

Green & Company CPAs

Tampa, Florida

January 13, 2017

10320 N 56 th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

DALA PETROLEUM CORP.

Consolidated Balance Sheets

September 30,

	2016	2015

ASSETS

Current assets
Cash	$7,222	$2,874
Receivables	-	1,071
Prepaid expenses	-	34,442
Total current assets	7,222	38,387

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	171,000	608,000
Total assets	$178,222	$646,387

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$96,556	$-
Notes payable to related parties	66,656	100,985
Accounts payable and accrued expenses	115,131	228,680
Total current liabilities	278,343	329,665

Derivative liabilities	-	54,240
Total liabilities	278,343	383,905

Commitments and contingencies

Series A 6% preferred convertible stock, $0.01 par value, 2,008 and 2,008 issued and outstanding at September 30, 2016 and 2015, respectively	1,302,925	1,302,925

Stockholders' deficit
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,926,486 and 12,524,286 shares issued and outstanding at September 30, 2016 and 2015, respectively	2,926	12,524
Additional paid-in capital	1,572,020	1,789,285
Accumulated deficit	(2,977,992)	(2,842,252)
Total stockholders' deficit	(1,403,046)	(1,040,443)
Total liabilities and stockholders' deficit	$178,222	$646,387

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Statements of Operations

For the Years Ended September 30,

	2016	2015

Revenue, net	$-	$-

Operating expenses
General and administrative	170,669	681,095
Impairment of oil and natural gas properties	-	1,954,717

Total costs and expenses	170,669	2,635,812

Other income (expense)
Change in derivative valuation	54,240	2,757,776
Registration rights expense	-	(133,658)
Interest expense	(19,312)	(986)

Total non-operating expenses	34,929	2,623,132

Net loss	(135,740)	(12,680)
Dividends on preferred stock	(69,866)	(78,000)
Net loss attributable to common stock	$(205,606)	$(90,680)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	9,371,197	12,521,092

See accompanying notes to consolidated financial statements.

DALA PRETROLEUM CORP.

Consolidated Statement of Shareholders' Deficit

September 30, 2016

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at inception (January 17, 2014)	-	$-	$-	$-	$-
Contributed assets in exchange for common stock	10,000,000	10,000	1,888,947		1,898,947
Recapitalization from reverse merger	2,500,000	2,500	(154,024)		(151,524)
Derivatives related to preferred stock and warrants			(106,763)		(106,763)
Offering costs related to issuance of preferred stock			(35,000)		(35,000)
Stock-based compensation			44,349		44,349
Dividends on preferred stock				(39,488)	(39,488)
Net loss for the period ended September 30, 2014				(2,712,084)	(2,712,084)

Balance at September 30, 2014	12,500,000	$12,500	$1,637,509	$(2,751,572)	$(1,101,563)
Dividends on preferred stock				(78,000)	(78,000)
Convertible preferred stock exercised	24,286	24	11,007		11,031
Derivatives related to preferred stock and warrants			7,725		7,725
Stock-based compensation			133,044		133,044
Net loss for the period ended September 30, 2015				(12,680)	(12,680)

Balance at September 30, 2015	12,524,286	$12,524	$1,789,285	$(2,842,252)	$(1,040,443)
Dividends on preferred stock			(69,866)		(69,866)
Options vesting			49,771		49,771
Treasury stock	(9,597,800)	(9,598)	(427,402)		(437,000)
Dividends forgiven			43,567		43,567
Payable forgiven			139,701		139,701
Note payable forgiven			46,964		46,964
Net loss for the period ended September 30, 2016				(135,740)	(135,740)

Balance at September 30, 2016	2,926,486	$2,926	$1,572,020	$(2,977,992)	$(1,403,046)

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Condensed Statements of Cash Flows

For the Years Ended September 30,

	2016	2015
Cash flows from operating activities:
Net loss	$(135,740)	$(12,680)
Adjustments to reconcile net loss to net cash used in operations:
Impairment of oil and natural gas properties	-	1,954,717
(Gain) loss on changes in fair value of derivatives	(54,240)	(2,757,776)
Amortization of prepaid assets	-	-
Stock-based compensation	49,771	133,044
Changes in operating assets and liabilities:
Receivables	1,071	711
Prepaid assets	34,442	(338)
Accounts payable and accrued expenses	4,032	79,243
Registration rights liability	-	(18,225)
Due to related parties	-	(11,292)
Accrued interest	8,232	985
Accrued interest to related parties	6,770	-
Net cash used in operating activities	(85,662)	(631,611)

Cash flows provided by (used in) investing activities
Proceeds from sale of acreage	-	4,000
Cash paid for oil and natural gas properties	-	(591,044)
Net cash used in investing activities	-	(587,044)

Cash flows from financing activities:
Proceeds received from notes payable	30,124	100,000
Proceeds received from notes payable to related parties	59,886	-
Payments of dividends on preferred stock	-	(60,495)
Net cash provided by financing activities	90,010	39,505

Net decrease in cash	4,348	(1,179,150)

Cash at beginning of period	2,874	1,182,024
Cash at end of period	$7,222	$2,874

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Fair value of common shares issued upon conversion of preferred stock	$-	$18,756
Increase in unproved oil and gas properties through accounts payable	$-	$76,725
Dividends on preferred stock forgiven	$43,567	$-
Payables forgiven	$139,701	$-
Notes payable and accrued interest forgiven	$46,964	$-
Oil and natural gas properties disposed for treasury stock	$(437,000)	$-

 See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

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

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

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

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Unproved oil and natural gas properties are accounted for and measured under Regulation S-X, Rule 4-10.

We currently measure and report at fair value other intangible assets (due to our impairment analysis) and derivative liabilities using ASC 820-10, Fair Value Measurement.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following tables summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

Fair Value Measurements at September 30, 2016
Quoted
Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$171,000	$171,000

			Change in
		Activity	Fair
		During	Value of	Disposal
	September 30,	Fiscal	Intangible	of	September 30,
	2015	Year	Asset	Property	2016
Description
Unproved oil and natural gas properties	$608,000	$-	$-	$(437,000)	$171,000

	Fair Value Measurements at September 30, 2015				Fair Value Measurements at September 30, 2016
	Quoted				Quoted
	Prices				Prices
	In Active	Significant			In Active	Significant
	Markets for	Other	Significant		Markets for	Other	Significant
	Identical	Observable	Unobservable	Total	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value	(Level 1)	(Level 2)	(Level 3)	Value
Description
Derivative liability	$-	$-	$54,240	$54,240	$-	$-	$-	$-

			Change in
		Activity	Fair
		During	Value of
	September 30,	Fiscal	Intangible	September 30,
	2015	Year	Asset	2016
Description
Derivative liability	$54,240	$-	$(54,240)	$-

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended September 30, 2016 as it was not required.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

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

During the year ended September 30, 2016, the Company incurred total $0 in oil and natural gas expenditures.

As of September 30, 2015, the Company’s oil and natural gas properties were determined to be impaired thereby reducing the unproved oil and natural gas properties to $608,000.  No additional impairment was realized for the year ended September 30, 2016.

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

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. As of the year ending September 30, 2016, no revenue has been recognized as all wells are still unproved and non-producing.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of September 30, 2016, the Company had no ARO liability as no wells have been established.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of September 30, 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Net Loss Per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended September 30, 2016, the potentially dilutive shares totaling 2,868,571 are anti-dilutive and are thus not added into the loss per share calculations.  Due to the anti-dilutive impact the weighted average dilutive shares outstanding for the period ended September 30, 2015, for basic and dilutive shares, are the same.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of September 30, 2016 and 2015.

Effect of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

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

NOTE 4 – GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of September 30, 2016 of $271,121, and used cash in operations of $85,662 and $631,611 for the years ended September 30, 2016 and 2015, respectively. In addition, as of September 30, 2016, the Company had an accumulated deficit and stockholders’ deficiency of $2,977,992 and $1,403,046, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 2, 2014, the Company issued 10,000,000 shares of its common stock to Chisholm II in exchange for oil and gas assets.  Chisholm II was the sole stockholder of Dala Petroleum Corp. (a Nevada corporation) prior to the Merger and now is the Company’s wholly-owned operating subsidiary.

The Company had a service agreement, which has been suspended by the Company since May 2015 and has since been cancelled, with Chisholm II to use its existing technical exploration team for general and administrative-type services on behalf of the Company.   The Company was obligated to pay Chisholm II $25,000 per month plus expenses for these services under the Master Services Agreement.  For the year ended September 30, 2015, the Company paid $225,472 and had accrued $50,000 for its services prior to suspending the Master Services Agreement and cancelling all amounts due thereunder.

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

On December 22, 2015, the Company entered into four Promissory Notes (the “Notes”) in the total amount of $20,000 in favor of Chisholm Partners II, LLC, Mill City Ventures III, LLC (“Mill City”), Lane Ventures, Inc. and Alpha Capital Anstalt (collectively, the “Lenders”). The Notes all bear an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 22, 2016. The Note is unsecured. The managing partner of Chisholm Partners II, LLC is the Company’s director, Clancy Cottman.  The other three Lenders are the shareholders in the Company’s Series A 6% Convertible Preferred offering.  On July 16, 2016, a principal of Mill City, Daniel Ryweck (“Ryweck”), was appointed as a Director of the Company.

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

On February 17, 2016, the Company entered into a promissory note with Mill City for $30,000.  The note matures on January 28, 2017 and bears interest at the rate of 12%.  During the year ended September 30, 2016, the Company accrued $5,125 interest expense under this note.  See Note 6.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

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

On May 10, 2016, the Company entered into a Partial Cancellation Agreement (the “PCA”) by and among its subsidiary, Dala Petroleum Corp., a Nevada corporation (“Dala NV”), Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”)(a company that is managed by one of the Company’s then-directors), and certain members of Chisholm II (the “Chisholm Members”)(some of which are beneficially controlled by the Company’s then-officer and then-directors) through which Chisholm II (after receiving shares from certain of its Chisholm Members) is to return a total of 8,567,800 shares of the Company common stock to the Company’s treasury for cancellation.  In exchange for the return of these shares for cancellation, the Company assigned 55,000 acres of the Company’s property rights (approximately 65% of its total holdings) to Chisholm II. On May 10, 2016, the Company terminated the Master Services Agreement entered into with Chisholm II on June 3, 2014 and all amounts due thereunder were released by Chisholm II.

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

The above notes, as of December 31, 2016, are in default.

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

NOTE 6- NOTES PAYABLE

Notes payable, all classified as current at September 30, 2016 and September 30, 2015, consists of the following:

Related Party	September 30, 2016			September 30, 2015
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Pacific Oil & Gas	$-	$-	$-	$99,999	$986	$100,985
Mill City Venture	5,195	484	5,679	-	-	-
Mill City Venture	30,000	5,125	35,125	-	-	-
Mill City Venture	24,691	1,161	25,852	-	-	-
Total	$59,886	$6,770	$66,656	$99,999	$986	$100,985

	September 30, 2016			September 30, 2015
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Lane Ventures	$488	$45	$533	$-	$-	$-
Alpha Capital	40,010	2,419	42,429	-	-	-
Alpha Capital	37,037	5,711	42,748	-	-	-
Alpha Capital	7,315	681	7,996
Lane Ventures	2,469	381	2,850	-	-	-
Total	$87,319	$9,237	$96,556	$-	$-	$-

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

On June 15, 2015, the Company received funds from a demanded Promissory Note (the “Note”) that it entered into on June 8, 2015 in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders. As of September 30, 2016, the Company received proceeds of $97,500.  On January 26, 2016, Lender extended the maturity date to March 1, 2016.  During the period ended May 26, 2016, the Company accrued $10,849 interest expense under this note.  On May 26, 2016, as part of the PCA (see Note 2), the Lender forgave the principal and interest of $110,848.  On May 10, 2016, the Company and the Lender (a company managed by Clancy Cottman, the Company’s then-director), restated the Pacific Note by assigning the amounts due to four different creditors based on their initial participation in the Pacific Note as reflected in the Restated Pacific Note (see Note 5).  The restated Pacific note was accounted for by separate notes.  The balance of $39,771 (includes principal and accrued interest) that was forgiven was offset to additional paid-in capital.

As part of the settlement with the Preferred Shareholders, and in association with the PCA, on May 10, 2016 certain creditors of the Company agreed to release and waive all amounts owed to them by the Company, including all amounts owed to Pacific Oil & Gas, LLC under the Restated Pacific Note.

On December 22, 2015, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $5,195.  The note matures on December 22, 2016 and bears interest at the rate of 12%. As of December 22, 2016, the note was in default (see Note 14).  During the year ended September 30, 2016, the Company accrued $483 interest expense under this note.

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

On December 22, 2015, the Company entered into a promissory note with Lane Ventures, Inc. for $488.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  As of December 22, 2016, the note was in default (see Note 14).  During the year ended September 30, 2016, the Company accrued $45 interest expense under this note.

On December 22, 2015, the Company entered into a promissory note with Alpha Capital Anstalt for $7,315.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  As of December 22, 2016, the note was in default (see Note 14).  During the year ended September 30, 2016, the Company accrued $681 interest expense under this note.

On February 17, 2016, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $30,000.  The note matures on January 28, 2017 and bears interest at the rate of 12%.  During the year ended September 30, 2016, the Company accrued $5,125 interest expense under this note.  See Note 5.

On March 30, 2016, the Company entered into a promissory note with Alpha Capital Anstalt for $40,010.  The note matures on March 30, 2017 and bears interest at the rate of 12%.  During the year ended September 30, 2016, the Company accrued $2,420 interest expense under this note.

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

As of December 31, 2016, these notes are in default.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

NOTE 7 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in Note 2, in fiscal year 2014, the Company sold 2,025 units consisting of a total of 2,025 shares of Series A 6% Convertible Preferred Stock and 2,893,725 warrants at the price of $1,000 per unit.  Proceeds received totaled $2,025,000 (with a net of offering costs of $1,990,000).  The warrants were valued at $711,044 and this amount was separated from the value of the preferred stock.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment) and (ii) 1,429 warrants (issued for each Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date, ” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 shares of Series A 6% Convertible Preferred Stock, exercisable into 2,868,571 shares of common stock, remain issued and outstanding as of September 30, 2016. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock.

The Company discontinued paying the quarterly dividend as of June 1, 2015 and the amount owed thereunder has been accruing since that time until May 10, 2016 at which time all accrued dividends on 675 of the 2,025 shares were waived and cancelled by those certain preferred shareholders.  The cancelled dividends were accounted for by offsetting to additional paid-in capital.

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

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of September 30, 2016, 2,008 Convertible Preferred Shares remain outstanding.

Effective December 31, 2015, the valuation of the derivative from the warrants using the Black Sholes model was no longer a liability given the decrease in the Company’s stock and the exercise price of the warrants.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

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

As part of the Partial Cancellation Agreement executed in May 2016 (see Note 2), 9,597,800 shares of common stock were returned to the Company and recorded in treasury.

As of September 30, 2016, there are a total of 2,926,486 common shares outstanding.

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options.  The options had an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with an expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  For the year ended September 30, 2016, the Company recorded $49,771 of stock-based compensation expense.

On December 21, 2015, ninety days after the resignation of a former officer of the Company, his 400,000 stock options expired.

On May 9, 2016, two former directors of the Company each voluntarily cancelled 100,000 stock options awarded on June 2, 2014, related to the Partial Cancellation Agreement and their subsequent resignations.

The following is a summary of the status of all of the Company’s stock options as of September 30, 2016 and changes during the period ended on that date:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
Outstanding at September 30, 2015	600,000	$0.70	5.93
Granted	-	-	-
Exercised	-	-	-
Expired	(400,000)
Cancelled	(200,000)	-	-
Outstanding at September 30, 2016	-	$-	-
Exercisable at September 30, 2016	-	$-	-

As of September 30, 2016, the intrinsic value of outstanding stock options was $0.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

NOTE 9 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company had a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, prior to September 30, 2016, following ASC 815-40, the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet prior to September 30, 2016.

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

Activity for derivative instruments liability during the years ended September 30, 2016 and 2015 was as follows:

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

The Company granted the investors’ registration rights on the underlying shares related to the Series A 6% Convertible Preferred Stock and warrants.  The registration rights agreement provided for a liquidated damages provision imposed upon the Company of 1.5% of the gross proceeds per month for each month that the shares are not registered.  The liquidated damages are not to exceed 9% which was met in 2015.  The Company filed a registration statement that was effective on September 12, 2014 that did not register all of the underlying shares of the Series A 6% Convertible Preferred Stock the warrants and the dividend payments required to be registered in the Registration Rights Agreement.  As of September 30, 2016 and 2015, the Company incurred registration rights penalty of $0 and $133,658, respectively.

The Company has also accrued interest in the amount of $19,312 and $986 as of September 30, 2016 and 2015, respectively, at the rate of 18% per annum simple interest in accordance with the terms of the Registration Rights Agreement.

NOTE 11 – INCOME TAX

For the fiscal year 2016 and 2015, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of September 30, 2016 and 2015, the Company has net operating loss carry forwards of approximately $2,900,000 and $2,800,000, respectively. The carry forwards expire through the year 2036. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes).

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2016 and 2015, respectively, are as follows:

	September 30,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$1,012,517	$966,366
Derivatives liabilities	(325,069)	(318,799)
Stock options	15,380	15,380
Total gross deferred tax assets	702,828	662,947
Less: Deferred tax asset valuation allowance	(702,828)	(662,947)
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2016 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $702,828 and $662,947 as of September 30, 2016 and 2015, respectively.

NOTE 12 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of September 30, 2016. There have been no losses in these accounts through September 30, 2016.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2016

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

Legal Matters

The Company at times is subject to other legal proceedings that arise in the ordinary course of business.  In the opinion of management, as of September 30, 2016, there are no pending or threatened legal matters.

NOTE 14 – SUBSEQUENT EVENT

On October 18, 2016, the Company entered into a promissory note with Mill City for $10,000.  The promissory note bears an interest rate of 12% per annum and all principal and accrued interest of $11,200 will be due and payable by the Company to Mills City on October 17, 2017. See Note 6.

On December 16, 2016, the Company entered into a promissory note with Mill City for $12,500. The note is payable on December 15, 2017 in the amount of $14,000. The note bears interest of 12% which is payable on December 15, 2017.

On December 22, 2016, the promissory notes with Mill City, Ltd., Lane Ventures, Inc., and Alpha Capital Anstalt, matured, and are in default (see Note 6).

On January 4, 2017, the Company entered into a promissory note with Alpha Capital Anstalt for $12,500. The note is payable on January 3, 2018 in the amount of $14,000. The note bears interest of 12%.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO) identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2016, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•

The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2016.

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

ITEM 9B:  OTHER INFORMATION

The Company is in default with several of its noteholders as reflected below and disclosed with this report in Note 6 of the Notes of the Financial Statements dated September 30, 2016.

Notes payable	Principal
Mill City Ventures III, Ltd.	$5,195
Lane Ventures, Inc.	488
Alpha Capital Anstalt	7,315
Alpha Capital Anstalt	37,036
Lane Ventures, Inc.	2,469
Mill City Ventures III, Ltd.	24,691
Total	$77,194

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
Mark Perman	48	CEO, CFO, Director	May 2016
Daniel Ryweck	52	Director	July 2016

Background and Business Experience

Mark Perman is the Chief Executive Officer, Chief Financial Officer, and Director of the Company.  Mr. Perman is currently a Director of Product Development for U.S. Energy Services.  Prior to this position, he served as partner and chief financial officer of Beachfront Energy and president and co-founder of PM Rail Co.  He has also worked as a director at RBC Capital Markets and as an executive director at UBS Investment Bank.  Mr. Perman received a Bachelor’s of Science degree in Finance from Minnesota State University-Mankato in 1992.

Daniel Ryweck is a Director of the Company.  Since 2013, Mr. Ryweck has served as Chief Compliance Officer of Mill City Ventures III Ltd.  From June 2015 through September 2015, he served as interim Chief Financial Officer of Sun BioPharma, Inc., guiding that company through a reverse merger.  Since 2000, Mr. Ryweck has maintained an individual accounting practice in the Minneapolis, Minnesota area.  Mr. Ryweck graduated from the Carlson School of Management at the University of Minnesota in 1990 with a degree in accounting.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended September 30, 2016, the following were filed:

Name	Type	Filed
Thomas J. Howells	Form 3	May 17, 2016
Clarence Cottman III	Form 4	May 31, 2016
Jonathan S. Wimbish	Form 4	May 31, 2016
William Gumma	Form 4	May 31, 2016
Terry L. Looper	Form 4	May 31, 2016
Mark W. Perman	Form 3	July 6, 2016
Daniel E. Ryweck	Form 3	July 18, 2016

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

SUMMARY COMPENSATION TABLE

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

Mark Perman (1)	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2015	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer
and Director

Daniel Ryweck (2)	2016	$-	$-	$-	$-	$-	$-	$-
Director	2015	$-	$-	$-	$-	$-	$-	$-

Thomas Howells (3)	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2015	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer
and Director

William Gumma (4)	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2015	$-	$-	$-	$-	$-	$-	$-
Chief Financial Officer
and Director

Jon Wimbish (5)	2016	$-	$-	$-	$-	$-	$20,000	$20,000
Director	2015	$-	$-	$-	$-	$70,000	$10,000	$80,000

Clancy Cottman (6)	2016	$-	$-	$-	$-	$-	$-	$-
Director	2015	$-	$-	$-	$-	$70,000	$10,000	$80,000

E. Will Gray II (7)	2016	$-	$-	$-	$-	$-	$-	$-
Chief Executive Officer,	2015	$73,077	$-	$-	$-	$280,000	$-	$353,077
Chief Financial Officer
and Director

(1) Mr. Perman was appointed as Director on May 10, 2016 and as CEO and CFO on November 1, 2016.

(2) Mr. Ryweck was appointed as Director on July 6, 2016.

(3) Mr. Howells was appointed as CEO, CFO and Director on May 10, 2016 and resigned on November 1, 2016.

(4) Mr. Gumma was appointed as CEO, CFO and Director on August 24, 2015 and resigned on June 30, 2016.

(5) Mr. Wimbish was appointed in June 2014 and resigned on May 10, 2016.

(6) Mr. Cottman was appointed in June 2014 and resigned on May 10, 2016.

(7) Mr. Gray was appointed in June 2014 and resigned on August 21, 2015.

Outstanding Equity Awards at Fiscal Year-End

None.

Compensation of Directors

Currently, our non-executive directors do not receive any compensation.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of December 20, 2016.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

E. Will Gray 1306 W. Ohio Avenue Midland, Texas 79701	Common	890,000	30.41%

Thomas Howells 1914 E. 9400 S. #233 Sandy, Utah 84093	Common	464,200(3)	15.86%

Duane Jenson 4685 S. Highland Drive, Suite 202 Salt Lake City, Utah 84117	Common	247,200(4)	8.45%

Brunson Chandler & Jones, PLLC 175 S. Main Street, Suite 1410 Salt Lake City, Utah 84111	Common	180,000	6.15%

Security Ownership of Officers and Directors

Name and Address of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Mark Perman (5) 328 Barry Avenue South Suite 210 Wayzata, Minnesota 55391	Common	0	0%

Daniel Ryweck (6) 328 Barry Avenue South Suite 210 Wayzata, Minnesota 55391	Common	0	0%

Officers and Directors as a group	Common	0	0%

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

2. Based on 2,926,486 issued (or issuable and fully-paid) and outstanding shares of common stock as of December 20, 2016.

3. Includes 364,200 common shares held by Clearline Ventures, LLC, of which Mr. Howells is the managing member.

4. Includes 200,000 common shares held by Jenson Services, Inc., of which Mr. Jenson is the president.

5. Mark Perman is a director and the Company’s President, CEO, and CFO.

6. Daniel Ryweck is a director of the Company.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company granted 600,000 incentive employee stock options to its former Chief Executive Officer and Directors pursuant to the Merger Agreement, none of which are still outstanding.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Dala has suspended a service agreement with Chisholm II, giving Dala the rights to use Chisholm II’s existing technical exploration team to further explore and develop the Property. This arrangement may be resumed when the market conditions related to oil prices improve.

The Company has several promissory notes with Mill City Ventures III, LLC, which Daniel Ryweck, a Director of the Company, is a member of Mill City Ventures III, LLC.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the years ended September 30, 2016 and 2015, respectively:

Fee Category	2016	2015
Audit Fees	$22,500	$50,407
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$22,500	$50,407

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the period ended September 30, 2016 contained in Item 8 above which are incorporated herein by this reference.

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

DALA PETROLEUM CORP.

Date:	January 13, 2017	By:	/s/ Mark Perman
Mark Perman
Chief Executive Officer and Acting Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 13, 2017	By:	/s/ Mark Perman
Mark Perman
Director

Date:	January 13, 2017	By:	/s/ Daniel Ryweck
Daniel Ryweck
Director