Form 10-Q
period 2016-12-31
DALA PETROLEUM CORP.
filed 2017-02-10
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

______________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 001-10171

DALA PETROLEUM CORP.

(Exact name of the issuer as specified in its charter)

Delaware	80-0000245
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

328 Barry Ave. S. #210

Wayzata, MN 55391

(Address of Principal Executive Offices)

(952) 479-1923

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	2,926,486 shares
Class	Outstanding as of February 10, 2016

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

DALA PETROLEUM CORP.

FORM 10-Q

DECEMBER 31, 2016

INDEX

PART I - FINANCIAL STATEMENTS

December 31, 2016

C O N T E N T S

Item 1. Financial Statements.

DALA PETROLEUM CORP.

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2016	2016
	(unaudited)
ASSETS

Current assets
Cash	$17,047	$7,222
Total current assets	17,047	7,222

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	171,000	171,000
Total assets	$188,047	$178,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$99,197	$96,556
Notes payable to related parties	91,279	66,656
Accounts payable and accrued expenses	154,651	115,131
Total current liabilities	345,127	278,343
Total liabilities	345,127	278,343

Commitments and contingencies

Series A 6% preferred convertible stock, $0.01 par value, 2,008 and 2,008 issued and outstanding at December 31, 2016 and September 30, 2016, respectively	1,302,925	1,302,925

Stockholders' deficit
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,926,486 shares issued and outstanding at December 31, 2016 and September 30, 2016, respectively	2,926	2,926
Additional paid-in capital	1,552,476	1,572,020
Accumulated deficit	(3,015,407)	(2,977,992)
Total stockholders' deficit	(1,460,005)	(1,403,046)
Total liabilities and stockholders' deficit	$188,047	$178,222

See accompanying notes to unaudited condensed consolidated financial statements.

DALA PETROLEUM CORP.

Condensed Consolidated Statements of Operations

For the Three Months Ended December 31,

(unaudited)

	2016	2015

Revenue, net	$-	$-

Operating expenses
General and administrative	32,650	76,938
Total costs and expenses	32,650	76,938

Other income (expense)
Change in derivative valuation	-	54,240
Interest expense	(4,765)	(5,632)
Total non-operating expenses	(4,765)	48,608

Net loss	(37,415)	(28,330)
Dividends on preferred stock	(19,544)	(30,375)
Net loss attributable to common stock	$(56,959)	$(58,705)

Net loss per share - basic and diluted	$(0.02)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	2,926,486	12,524,286

See accompanying notes to unaudited condensed consolidated financial statements.

DALA PETROLEUM CORP.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended December 31,

(unaudited)

	2016	2015
Cash flows from operating activities:
Net loss	$(37,415)	$(28,330)
Adjustments to reconcile net loss to net cash used in operations:
(Gain) loss on changes in fair value of derivatives	-	(54,240)
Stock-based compensation	-	33,261
Changes in operating assets and liabilities:
Receivables	-	1,071
Prepaid assets	-	12,788
Accounts payable and accrued expenses	24,740	18,067
Net cash used in operating activities	(12,675)	(17,383)

Cash flows from financing activities:
Proceeds received from notes payable	-	25,616
Proceeds received from notes payable to related parties	22,500	-
Net cash provided by financing activities	22,500	25,616

Net increase in cash	9,825	8,233
Cash at beginning of period	7,222	2,874
Cash at end of period	$17,047	$11,107

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Dividends on preferred stock accrued	$19,544	$30,375

See accompanying notes to unaudited condensed consolidated financial statements.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

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

December 31, 2016

(unaudited)

Pursuant to terms of the PCA, on July 28, 2016, the 1,030,000 shares of common stock delivered after the initial closing by Baldo Sanso (360,000 shares of common stock), Robert Sali (610,000 shares of common stock) and Chris Dabbs (60,000 shares of common stock), were cancelled on the books and records of the Company. The reduction was offset to additional paid-in capital.

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Dala Petroleum, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended December 31, 2016 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended September 30, 2016 filed on January 13, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short term loans the carrying amounts approximate fair value due to their short maturities.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

(unaudited)

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Unproved oil and natural gas properties are accounted for and measured under Regulation S-X, Rule 4-10.

We currently measure and report at fair value other intangible assets (due to our impairment analysis) and derivative liabilities using ASC 820-10, Fair Value Measurement.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The fair value of derivative liabilities is measured using the Black-Scholes option pricing method.  The following tables summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

Fair Value Measurements at December 31, 2016
Quoted
Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$171,000	$171,000

			Change in
		Activity	Fair
		During	Value of	Disposal
	September 30,	Fiscal	Intangible	of	December 31,
	2016	Year	Asset	Property	2016
Description
Unproved oil and natural gas properties	$171,000	$-	$-	$-	$171,000

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended December 31, 2016 as it was not required.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

(unaudited)

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

During the period ended December 31, 2016, the Company incurred total $0 in oil and natural gas expenditures.

As of September 30, 2015, the Company’s oil and natural gas properties were determined to be impaired thereby reducing the unproved oil and natural gas properties to $608,000.  No additional impairment was realized for the year ended September 30, 2016 or the period ended December 31, 2016.

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

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. For the three months ended December 31, 2016, no revenue has been recognized as all wells are still unproved and non-producing.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of December 31, 2016, the Company had no ARO liability as no wells have been established.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

(unaudited)

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of December 31, 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Net Loss Per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended December 31, 2016, the potentially dilutive shares totaling 2,868,571 are anti-dilutive and are thus not added into the loss per share calculations.  Due to the anti-dilutive impact the weighted average dilutive shares outstanding for the period ended December 31, 2016, for basic and dilutive shares, are the same.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of December 31, 2016 and September 30, 2016.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

(unaudited)

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815) Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity.  This update amends existing guidance with the objective to eliminate the use of different methods in practice with respect to the consideration of redemption features in relation to other features when determining whether the nature of a host contract is more akin to debt or equity and thereby reduce existing diversity under GAAP in accounting for hybrid financial instruments issued in the form of a share.  The amendments clarify how current GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. The amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of a host contract, but rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument.  In addition, the amendments in this update clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features when considering how to weight those terms and features. The guidance applies to all entities that are issuers of, or investor in, hybrid instruments that are issued in the form of a share.   The effects of initially adopting the amendments in this update should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective.  Retrospective application is permitted to all relevant prior periods.  The updates in this pronouncement are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2016.  The Company is currently evaluating the adoption of ASU 2014-16 and the impact of the updates upon the Company.  The Company plans on adopting the pronouncement for periods beginning after December 15, 2016 and does not anticipate early adoption of this pronouncement.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

(unaudited)

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

On February 17, 2016, the Company entered into a promissory note with Mill City for $30,000.  The note matures on January 28, 2017 and bears interest at the rate of 12%.  During the year ended September 30, 2016, the Company accrued $5,125 interest expense under this note.  This note is in default as of January 28, 2017.  See Note 6.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

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

On October 18, 2016, the Company entered into a promissory note with Mill City for $10,000.  The promissory note bears an interest rate of 12% per annum and all principal and accrued interest of $11,200 will be due and payable by the Company to Mills City on October 17, 2017. As of December 31, 2016, the accrued interest was $247.  See Note 6.

On December 16, 2016, the Company entered into a promissory note with Mill City for $12,500. The note is payable on December 15, 2017 in the amount of $14,000. The note bears interest of 12% which is payable on December 15, 2017.  As of December 31, 2016, the accrued interest was $66.  See Note 6.

NOTE 6 – NOTES PAYABLE

Notes payable, all classified as current at December 31, 2016 and September 30, 2016, consists of the following:

	December 31, 2016			September 30, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Lane Ventures	$488	$60	$548	$488	$45	$533
Alpha Capital	40,010	3,631	43,641	40,010	2,419	42,429
Alpha Capital	37,037	5,710	42,747	37,037	5,711	42,748
Alpha Capital	7,315	2,022	9,337	7,315	681	7,996
Lane Ventures	2,469	455	2,924	2,469	381	2,850
Total	$87,319	$11,878	$99,197	$87,319	$9,237	$96,556

Related Party	December 31, 2016			September 30, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Mill City Venture	$5,195	$640	$5,835	$5,195	$484	$5,679
Mill City Venture	30,000	6,032	36,032	30,000	5,125	35,125
Mill City Venture	24,691	1,908	26,599	24,691	1,161	25,852
Mill City Venture	10,000	247	10,247	-	-	-
Mill City Venture	12,500	66	12,566	-	-	-
Total	$82,386	$8,893	$91,279	$59,886	$6,770	$66,656

On June 15, 2015, the Company received funds from a demanded Promissory Note (the “Note”) that it entered into on June 8, 2015 in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders. As of December 31, 2016, the Company received proceeds of $97,500.  On January 26, 2016, Lender extended the maturity date to March 1, 2016.  During the period ended May 26, 2016, the Company accrued $10,849 interest expense under this note.  On May 26, 2016, as part of the PCA (see Note 2), the Lender forgave the principal and interest of $110,848.  On May 10, 2016, the Company and the Lender (a company managed by Clancy Cottman, the Company’s then-director), restated the Pacific Note by assigning the amounts due to four different creditors based on their initial participation in the Pacific Note as reflected in the Restated Pacific Note (see Note5).  The restated Pacific note was accounted for by separate notes.  The balance of $39,771 (includes principal and accrued interest) that was forgiven was offset to additional paid-in capital.

As part of the settlement with the Preferred Shareholders, and in association with the PCA, on May 10, 2016 certain creditors of the Company agreed to release and waive all amounts owed to them by the Company, including all amounts owed to Pacific Oil & Gas, LLC under the Restated Pacific Note.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

(unaudited)

On December 22, 2015, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $5,195.  The note matures on December 22, 2016 and bears interest at the rate of 12%. During the three months ended December 31, 2016, the Company accrued $156 interest expense under this note and the accrued interest as of December 31, 2016 was $640.  This note is in default as of December 22, 2016.

On December 22, 2015, the Company entered into a promissory note with Chisholm Partners II, LLC for $7,002.  The note matures on December 22, 2016 and bears interest at the rate of 12%. During the period ended May 26, 2016, the Company accrued $322 interest expense under this note.  On May 26, 2016, as part of the PCA (see Note 2), the Lender forgave the principal and interest of $7,324 as offset to additional paid-in capital.  This note is in default as of December 22, 2016.

On December 22, 2015, the Company entered into a promissory note with Lane Ventures, Inc. for $488.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the three months ended December 31, 2016, the Company accrued $15 interest expense under this note.  As of December 31, 2016, the accrued interest was $60.  This note is in default as of December 22, 2016.

On December 22, 2015, the Company entered into a promissory note with Alpha Capital Anstalt for $7,315.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the three months ended December 31, 2016, the Company accrued $221 interest expense under this note.  As of December 31, 2016, the accrued interest was $902.  This note is in default as of December 22, 2016.

On February 17, 2016, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $30,000.  The note matures on January 28, 2017 and bears interest at the rate of 12%.  During the three months ended December 31, 2016, the Company accrued $907 interest expense under this note.  As of December 31, 2016, the accrued interest was $6,032.  This note is in default as of January 28, 2017.  See Note 5.

On March 30, 2016, the Company entered into a promissory note with Alpha Capital Anstalt for $40,010.  The note matures on March 30, 2017 and bears interest at the rate of 12%.  During the three months ended December 31, 2016, the Company accrued $1,210 interest expense under this note.  As of December 31, 2016, the accrued interest was $3,631.

On October 18, 2016, the Company entered into a promissory note with Mill City for $10,000.  The promissory note bears an interest rate of 12% per annum and all principal and accrued interest of $11,200 will be due and payable by the Company to Mills City on October 17, 2017. As of December 31, 2016, the accrued interest was $247.  See Note 5.

On December 16, 2016, the Company entered into a promissory note with Mill City for $12,500. The note is payable on December 15, 2017 in the amount of $14,000. The note bears interest of 12% which is payable on December 15, 2017.  As of December 31, 2016, the accrued interest was $66.  See Note 5.

On December 22, 2016, the promissory notes with Mill City, Ltd., Lane Ventures, Inc., and Alpha Capital Anstalt, matured, and are in default (see Note 5).

On January 4, 2017, the Company entered into a promissory note with Alpha Capital Anstalt for $12,500. The note is payable on January 3, 2018 in the amount of $14,000. The note bears interest of 12%.  See Note 14.

On May 10, 2016, the Company and one of its creditors, Pacific Oil & Gas Company, LLC (a company managed by Clancy Cottman, the Company’s then-director), restated the Pacific Note by assigning the amounts due to four different creditors based on their initial participation in the Pacific Note. The reallocation in the Restated Promissory Note (the “Restated Pacific Note”) is as follows:

Name of Creditor	Amount of Principal Due	Amount of Interest Due	Total Amount Due
Alpha Capital Anstalt	$37,036	$5,711	$4,2,747
Lane Ventures Inc.	$2,469	$455	$2,924
Mill City Ventures III, Ltd.	$24,691	$1,908	$26,599

As of December 31, 2016, these notes are in default.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

(unaudited)

NOTE 7 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in Note 2, in fiscal year 2014, the Company sold 2,025 units consisting of a total of 2,025 shares of Series A 6% Convertible Preferred Stock and 2,893,725 warrants at the price of $1,000 per unit.  Proceeds received totaled $2,025,000 (with a net of offering costs of $1,990,000).  The warrants were valued at $711,044 and this amount was separated from the value of the preferred stock.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment) and (ii) 1,429 warrants (issued for each Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date, ” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 shares of Series A 6% Convertible Preferred Stock, exercisable into 2,868,571 shares of common stock, remain issued and outstanding as of December 31, 2016. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock. The Company discontinued paying the quarterly dividend as of July 1, 2015 and the amount owed thereunder has been accruing since that time until May 10, 2016 at which time all accrued dividends on 675 of the 2,025 shares were waived and cancelled by those certain preferred shareholders. The cancelled dividends were accounted for by offsetting to additional paid-in capital.

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

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of December 31, 2016, 2,008 Convertible Preferred Shares remain outstanding.

Effective December 31, 2015, the valuation of the derivative from the warrants using the Black Sholes model was no longer a liability given the decrease in the Company’s stock and the exercise price of the warrants.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

(unaudited)

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

As of December 31, 2016, there are a total of 2,926,486 common shares outstanding.

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options.  The options have an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with an expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  For the three months ended December 31, 2016, the Company recorded approximately $0 of stock-based compensation expense.

On December 21, 2015, ninety days after the resignation of a former officer of the Company, his 400,000 stock options expired.

On May 9, 2016, two former directors of the Company each voluntarily cancelled 100,000 stock options awarded on June 2, 2014, related to the Partial Cancellation Agreement and their subsequent resignations.

As of December 31, 2016, there are no outstanding stock options.

NOTE 9 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company had a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, prior to December 31, 2016, following ASC 815-40, the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet prior to December 31, 2016.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

(unaudited)

NOTE 10 – REGISTRATION RIGHTS PENALTY

In connection with the private placement and sale of 2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit, the Company was required to register certain shares of common stock as part of a Registration Rights Agreement.

The Company granted the investors’ registration rights on the underlying shares related to the Series A 6% Convertible Preferred Stock and warrants.  The registration rights agreement provided for a liquidated damages provision imposed upon the Company of 1.5% of the gross proceeds per month for each month that the shares are not registered.  The liquidated damages are not to exceed 9% which was met in 2015.  The Company filed a registration statement that was effective on September 12, 2014 that did not register all of the underlying shares of the Series A 6% Convertible Preferred Stock the warrants and the dividend payments required to be registered in the Registration Rights Agreement.  As of December 31, 2016 and September 30, 2016, the Company incurred registration rights penalty of $0 and $0, respectively.

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of December 31, 2016. There have been no losses in these accounts through December 31, 2016.

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

NOTE 13 – GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of December 31, 2016 of $328,080, and used cash in operations of $12,675 and $17,383 for the three months ended December 31, 2016 and 2015, respectively. In addition, as of December 31, 2016, the Company had an accumulated deficit and stockholders’ deficiency of $3,015,407 and $1,460,005, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

December 31, 2016

(unaudited)

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

On January 31, 2017, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $10,000.  The note is payable on January 30, 2018 in the amount of $12,500.  The note bears interest of 12%.

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

During the three months ended December 31, 2016 and 2015, the Company incurred $0 and $0 in oil and gas expenditures, respectively. As a result of the dry holes encountered, the Company immediately expensed $0 of cost capitalized as impairment expense for the three months ended December 31, 2016.

Our common stock currently trades on the OTCQB under the symbol “DALP.”

Results of Operations

Three Months Ended December 31, 2016 and 2015

During the three months ended December 31, 2016 and 2015, we had no revenues, respectively, and we incurred $32,650 and $76,938, respectively, of general and administrative expenses.  For the period ended December 31, 2016, those expenses included $21,050 of legal and accounting fees, consulting and other professional fees.  As a result, we incurred a net loss attributable to common stock of $(0.02) per share for the three months ended December 31, 2016.  Our net loss for the period ended December 31, 2015 was $28,330.

Liquidity and Capital Requirements

We had $17,047 in cash on hand and negative working capital of $328,080 at December 31, 2016.  We believe these funds will be sufficient to enable us to fund our principal business operations through at least the next 30 days.   The Company plans to raise additional capital from the sale of its securities (including, without limitation common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the development of its oil and gas properties. In the event the Company is unable to raise funding in the near term, we will not be able to pay our liabilities. In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, and if our current creditors elect to foreclose on the outstanding debts then owed, we would be forced to liquidate our assets or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

Cash flows used in operating activities was $12,675 in cash for the three months ended December 31, 2016, primarily the result of our loss of $37,415 offset by $24,740 increase in accounts payable.

Cash flows used in investing activities was $0 for the three months ended December 31, 2016.

Cash flows provided by financing activities was $22,500 for the three months ended December 31, 2016, related to proceeds received from notes payable to related parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

The Company is in default with several of its noteholders as reflected below and disclosed with this report in Note 6 of the Notes of the Financial Statements dated December 31, 2016.

Notes payable	Principal
Mill City Ventures III, Ltd.	$5,195
Lane Ventures, Inc.	488
Alpha Capital Anstalt	7,315
Mill City Ventures III, Ltd.	30,000
Total	$42,998

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(a)	Amended Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(b)	Certificate of Designation for the Series A 6% Convertible Preferred Shares filed May 30, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
3.1(c)	Amended and Restated Certificate of Designation of the Company’s Series A 6% Convertible Preferred Stock	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
3.2	Bylaws	Filed with our initial Form 10-KSB for September 30, 2003 and incorporated herein by reference.
4.1	Registration Rights Agreement dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.2	Form of Warrant dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.3	Form of Lock-Up Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.4	Stock Option Grant Notice for E. Will Gray II dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.5	Stock Option Grant Notice for Clarence Cottman III dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.6	Stock Option Grant Notice for Jonathan S. Wimbish dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.1	Merger Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.2	Master Service Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.3	Option Participation Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.10	Partial Cancellation Agreement	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.11	Restated Promissory Note between the Company and Pacific Oil & Gas, LLC	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.12	Forms of Release	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.13	Lease Assignment for Clay County, Kansas	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.14	Lease Assignment for Dickinson County, Kansas	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.15	Lease Assignment for Ottawa County, Kansas	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.16	Lease Assignment for Saline County, Kansas	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.18	Promissory Note with Mill City Ventures III Ltd dated February 17, 2016	Filed with the Form 10-Q filed on February 22, 2016 and incorporated herein by reference.
10.19	Extension Letter with Pacific Oil & Gas LLC dated January 26, 2016	Filed with the Form 10-Q filed on February 22, 2016 and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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

DALA PETROLEUM CORP.

Date:	February 10, 2017	By:	/s/ Mark Perman
Mark Perman
Chief Executive Officer and Acting
Principal Financial Officer