Form 10-Q
period 2017-06-30
DALA PETROLEUM CORP.
filed 2017-08-11
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 001-10171

DALA PETROLEUM CORP.

(Exact name of the issuer as specified in its charter)

Delaware	80-0000245
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

P.O Box 947

Crosslake, MN 56442

 (Address of Principal Executive Offices)

(612) 801-0789

 (Registrant Telephone Number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files Yes  ☒   No  ☐ (The Registrant does not maintain a website.)

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	13,692,286 shares
Class	Outstanding as of August 11, 2017

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

DALA PETROLEUM CORP.

FORM 10-Q

JUNE 30, 2017

INDEX

PART I - FINANCIAL STATEMENTS

June 30, 2017

C O N T E N T S

Item 1. Financial Statements.

DALA PETROLEUM CORP.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	September 30,
	2017	2016

ASSETS

Current assets
Cash	$44,700	$7,222
Total current assets	44,700	7,222

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	171,000	171,000

Total assets	$215,700	$178,222

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Notes payable	$128,056	$96,556
Notes payable to related parties	106,794	66,656
Accounts payable and accrued expenses	163,971	115,131

Total current liabilities	398,821	278,343
Non-current liabilities	50,000	-
Total liabilities	448,821	278,343

Commitments and contingencies

Series A 6% preferred convertible stock, $0.01 par value, 2,008 issued and outstanding at June 30, 2017 and September 30, 2016, respectively	1,302,925	1,302,925

Stockholders' deficit
Common stock, $0.001 par value, 50,000,000 shares authorized, 2,926,486 shares issued and outstanding at June 30, 2017 and September 30, 2016, respectively	2,926	2,926
Additional paid-in capital	1,513,389	1,572,020
Accumulated deficit	(3,052,361)	(2,977,992)
Total stockholders' deficit	(1,536,046)	(1,403,046)

Total liabilities and stockholders' deficit	$215,700	$178,222

See accompanying notes to unaudited condensed consolidated financial statements.

DALA PETROLEUM CORP.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue, net	$-	$-	$-	$-

Operating expenses
General and administrative	14,341	16,817	57,741	145,640

Total costs and expenses	14,341	16,817	57,741	145,640

Other income (expense)
Change in derivative valuation	-	-	-	54,240
Interest expense	(6,202)	(4,966)	(16,629)	(14,859)

Total non-operating expenses	(6,202)	(4,966)	(16,629)	39,381

Net loss	(20,542)	(21,783)	(74,369)	(106,258)

Dividends on preferred stock	(19,544)	(30,375)	(58,632)	(91,125)

Net loss attributable to common stock	$(40,086)	$(52,158)	$(133,001)	$(197,383)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.05)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	2,926,486	9,228,978	2,926,486	11,429,859

See accompanying notes to unaudited condensed consolidated financial statements.

DALA PETROLEUM CORP.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended June 30,

(unaudited)

	2017	2016
Cash flows from operating activities:
Net loss	$(74,369)	$(106,258)
Adjustments to reconcile net loss to net cash used in operations:
(Gain) loss on changes in fair value of derivatives	-	(54,240)
Stock-based compensation	-	49,771
Changes in operating assets and liabilities:
Receivables	-	1,071
Prepaid assets	-	33,942
Accounts payable and accrued expenses	6,837	(11,122)
Accrued interest	-	4,674
Net cash used in operating activities	(67,532)	(82,162)

Cash flows from financing activities:
Deposit for stock purchase	50,000	-
Proceeds received from notes payable (including related parties)	55,010	90,010
Net cash provided by financing activities	105,010	90,010

Net increase in cash	37,478	7,848

Cash at beginning of period	7,222	2,874
Cash at end of period	$44,700	$10,722

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Dividends on preferred stock accrued	$58,632	$-
Dividends on preferred stock forgiven	$-	$43,567
Payables forgiven	$-	$148,010
Notes payable and accrued interest forgiven	$-	$39,771
Oil and natural gas properties disposed for treasury stock	$-	$(418,000)

See accompanying notes to unaudited condensed consolidated financial statements.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

As a condition precedent to the Merger, Westcott raised $2,025,000 from persons who were “accredited investors” in consideration of the sale of 2,025 shares of its Series A 6% Convertible Preferred Stock and 2,893,725 warrants at the offering price of $1,000 per unit.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that was convertible at any time at the option of the Holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested and (ii) 1,429 warrants (issued for each Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the Company at an exercise price of $1.35 with a life of three years as of the “Effective Date” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents had been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.

The Merger was accounted for as a reverse-merger and recapitalization of Dala.

Dala possesses rights to engage in oil and natural gas exploration and development in north central Kansas, with total acreage of approximately 25,000 acres (the “Property”).  Since the time of the Merger, Dala is operating as an early-stage oil exploration company focused on the Property, which has oil potential at depths of less than 6,000 feet. Since May 2015, Dala had previously temporarily suspended its exploration program due to the decline in the price of oil and difficult market conditions; however the Company is presently evaluating potential options for the extension of terms of the leases comprising the Property and funding the development of the Property, either singly or as a joint venture or with a working interest, carried or fully funded.

May 2016 Transaction

The Company entered into a Partial Cancellation Agreement (the “PCA”) by and among its subsidiary, Dala Petroleum Corp., a Nevada corporation (“Dala NV”), Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”), certain members of Chisholm II (the “Chisholm Members”), through which Chisholm II (after receiving shares from certain of its Chisholm Members) returned a total of 8,567,800 shares of the Company common stock to the Company’s treasury for cancellation.  In exchange for the return of these shares for cancellation, the Company assigned 55,000 acres of the Company’s Property rights (approximately 68.75% of its total holdings) to Chisholm II.

Pursuant to terms of the PCA, on May 26, 2016, the 8,567,800 shares of common stock delivered by Chisholm II stockholders were cancelled on the books and records of the Company. Prior to that, Company delivered 55,000 acres of its leased Property to Chisholm II.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

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

Pursuant to terms of the PCA, on July 28, 2016, the 1,030,000 shares of common stock delivered after the initial closing by Baldo Sanso (360,000 shares of common stock), Robert Sali (610,000 shares of common stock) and Chris Dabbs (60,000 shares of common stock) were cancelled on the books and records of the Company. The reduction was offset to additional paid-in capital.

July 2017 Transaction

On July 19, 2017, the Company entered into a Common Stock Purchase Agreement with M2 Equity Partners LLC, a Minnesota limited liability company (“M2”), whereby M2 has purchased 12,100,000 newly issued shares of the Company’s common stock (the “Common Stock”) for an aggregate purchase price of $347,500 (the “Purchase Price”), pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506(b) promulgated thereunder.  Prior to the closing (the “Closing”) of the Common Stock Purchase Agreement, the Company had the following outstanding securities: (i) 2,926,486 shares of Common Stock; (ii) 2,008 shares of Series A 6% Convertible Preferred Stock (the “Preferred Stock”); and (iii) 1,928,571 warrants (the “Warrants”) to acquire 1,928,571 shares of Common Stock that were issued in connection with the issuance of our Preferred Stock. In connection with this purchase of Common Stock, certain of the Company’s shareholders agreed to cancel an aggregate 1,584,200 shares of the Company’s Common Stock for an aggregate amount of $15,842; and 2,008 shares of the Company’s Preferred Stock and all outstanding Warrants for an aggregate amount of $53,841, with an additional sum of approximately $4,700 due to those shareholders who have agreed to cancel their respective shares of Preferred Stock and Warrants being reserved for the payment of miscellaneous expenses or other liabilities of the Company not provided for in the schedules and exhibits to the Common Stock Purchase Agreement, and any remainder of this sum will be paid to these shareholders, pro rata, based upon the respective percentage that the aggregate amount being paid for the cancellation of the Preferred Stock and Warrants bears, if any, to these additional funds, following payment of any such miscellaneous expenses or other liabilities of the Company.  $10,750 of the Purchase Price is being held in the Trust Account of the Company’s legal counsel to be expended on behalf of the Company or deposited into a new bank account to be opened by the Company.

As a result of the cancellation of the 1,584,200 shares of Common Stock, Preferred Stock and Warrants immediately prior to or simultaneous with the Closing, the Company had 1,342,286 shares of Common Stock issued and outstanding (the “Existing Shares”) and no shares of Preferred Stock or Warrants issued and outstanding; and taking into account the share cancellation and the 12,100,000 share Common Stock purchase and issuance, the Company presently has issued and outstanding (i) 13,442,286 shares of its Common Stock, consisting of (a) the 1,342,286 Existing Shares, and (b) the 12,100,000 shares purchased by M2; and (ii) no other securities (as defined in the Securities Act) issued or outstanding.

The Company will use the remainder of the $347,500 to, among other items set forth in the schedules and exhibits to the Common Stock Purchase Agreement, pay or compromise all outstanding indebtedness and other liabilities of the Company, amounting to approximately $262,367, which includes a payment of an aggregate of $10,000 ($5,000 to each) to our two directors and executive officers, with the understanding that our then current assets will consist of approximately $10,750, our Property, consisting of our oil and gas lease assets that we presently own, along with other intangible assets, and following the payment of the indebtedness and other liabilities and financial obligations of the Company, there will be no liabilities of the Company at Closing.

M2 has agreed to pay M2 Capital Advisors, Inc., a Minnesota corporation (“M2 Capital”), which is wholly-owned by Mark Savage, a founding member of M2, an Introduction Fee of $25,000 for introducing the Company to M2. These funds will be divided between M2 Capital and Elev8 Marketing, a firm owned by Matt Atkinson, who is also a founding member of M2 and M2’s sole Manager, and will be utilized to repay these entities for legal costs and miscellaneous expenses incurred by them in connection with the formation and funding of M2.

The Closing of the Common Stock Purchase Agreement resulted in a change in control of the Company.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

NOTE 3 – BASIS OF PRESENTATION

The accompanying unaudited financial statements of Dala Petroleum, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X. The results of operations for the interim period ended June 30, 2017 shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2017. In the opinion of the Company’s management, the information contained herein reflects all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s results of operations, financial position and cash flows. The unaudited interim financial statements should be read in conjunction with the audited financial statements in the Company’s Form 10-K for the year ended September 30, 2016 filed on January 13, 2017 and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, and short-term loans the carrying amounts approximate fair value due to their short maturities.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

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

We currently measure and report at fair value other intangible assets (due to our impairment analysis) and derivative liabilities using ASC 820-10, Fair Value Measurement.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method.  The fair value of derivative liabilities is measured using the Black-Scholes option pricing method.  The following tables summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and September 30, 2016:

Fair Value Measurements at June 30, 2017
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$171,000	$171,000

		Activity	Change in
		During	Fair Value of	Disposal
	September 30,	Fiscal	Intangible	of	June 30,
	2016	Year	Asset	Property	2017
Description
Unproved oil and natural gas properties	$171,000	$-	$-	$-	$171,000

Fair Value Measurements at September 30, 2016
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$171,000	$171,000

		Activity	Change in
		During	Fair Value of	Disposal
	September 30,	Fiscal	Intangible	of	September 30,
	2015	Year	Asset	Property	2016
Description
Unproved oil and natural gas properties	$608,000	$-	$-	$(437,000)	$171,000

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to Property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended June 30, 2017 as it was not required.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

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

During the period ended June 30, 2017, the Company incurred total $0 in oil and natural gas expenditures.

As of September 30, 2015, the Company’s oil and natural gas properties were determined to be impaired thereby reducing the unproved oil and natural gas properties to $608,000.  No additional impairment was realized for the year ended September 30, 2016 or the period ended June 30, 2017.

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

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. For the nine months ended June 30, 2017, no revenue has been recognized as all wells are still unproved and non-producing.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of June 30, 2017, the Company had no ARO liability as no wells have been established.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of June 30, 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

Net Loss Per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended June 30, 2017, the potentially dilutive shares totaling 0 are anti-dilutive and are thus not added into the loss per share calculations.  Due to the anti-dilutive impact the weighted average dilutive shares outstanding for the period ended June 30, 2017, for basic and dilutive shares, are the same.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of June 30, 2017, and September 30, 2016.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Topic 205) Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  The guidance requires management to perform an evaluation each annual and interim reporting period of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within the one-year period after the date that the financial statements are issued. If such conditions are identified, the guidance requires an entity to provide certain disclosures about the principal conditions or events that gave rise to the substantial doubt about the entity’s ability to continue as a going concern, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans to alleviate or mitigate substantial doubt about the entity’s ability to continue as a going concern. The guidance is currently effective. The Company currently does not expect the adoption of ASU 2014-15 to have a material impact on its financial statements.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 2, 2014, the Company issued 10,000,000 shares of its common stock to Chisholm II in exchange for oil and gas assets.  Chisholm II was the sole stockholder of Dala Petroleum Corp. (a Nevada corporation) prior to the Merger.

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

On December 22, 2015, the Company entered into four Promissory Notes (the “Notes”) in the total amount of $20,000 in favor of Chisholm Partners II, LLC, Mill City Ventures III, LLC (“Mill City”), Lane Ventures, Inc. and Alpha Capital Anstalt (collectively, the “Lenders”). The Notes all bear an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lenders on December 22, 2016. The Note is unsecured. The managing partner of Chisholm Partners II, LLC is the Company’s director, Clancy Cottman. The other three Lenders are the shareholders in the Company’s Series A 6% Convertible Preferred offering.  On July 16, 2016, a principal of Mill City, Daniel Ryweck (“Ryweck”), was appointed as a Director of the Company.

On January 26, 2016, the Company entered into a letter agreement through which Pacific Oil & Gas, LLC extended the maturity date of that certain Promissory Note dated June 8, 2015 and made pursuant to the terms and conditions of the Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated June 8, 2015. See Note 6.

On January 28, 2016, the Company entered into a Promissory Note (the “Mill City Note”) in the amount of $30,000 in favor of Mill City Ventures III, LLC (the “Lender”). The Mill City Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on January 28, 2017. The Mill City Note is unsecured. The Lender is a shareholder in the Company’s Series A 6% Convertible Preferred offering. The funds have been used by the Company to pay liabilities and to maintain the Company’s listing on the OTCQB.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

On February 17, 2016, the Company entered into a promissory note with Mill City for $30,000.  The note matures on January 28, 2017 and bears interest at the rate of 12%.  During the year ended September 30, 2016, the Company accrued $5,125 interest expense under this note.  This note is in default as of June 30, 2017.  See Note 6.

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

On May 10, 2016, the Company and one of its creditors, Pacific Oil & Gas Company, LLC (a company managed by Clancy Cottman, the Company’s then-director), restated the Pacific Note by assigning the amounts due to three different creditors based on their initial participation in the Pacific Note. The reallocation in the Restated Promissory Note (the “Restated Pacific Note”) is as follows:

Name of Creditor	Amount of Principal Due	Amount of Interest Due	Total Amount Due
Alpha Capital Anstalt	$37,037	$7,927	$44,964
Lane Ventures Inc.	$2,469	$603	$3,072
Mill City Ventures III, Ltd	$24,691	$3,385	$28,076

The above notes, as of June 30, 2017, are in default.

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

On October 18, 2016, the Company entered into a promissory note with Mill City for $10,000.  The promissory note bears an interest rate of 12% per annum and all principal and accrued interest of $11,200 will be due and payable by the Company to Mills City on October 17, 2017. As of June 30, 2017, the accrued interest was $930.  See Note 6.

On December 16, 2016, the Company entered into a promissory note with Mill City for $12,500. The note is payable on December 15, 2017 in the amount of $14,000. The note bears interest of 12% which is payable on December 15, 2017.  As of June 30, 2017, the accrued interest was $814.  See Note 6.

NOTE 6 – NOTES PAYABLE

Notes payable, all classified as current at June 30, 2017 and September 30, 2016, consists of the following:

	June 30, 2017			September 30, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Lane Ventures	$488	$89	$577	$488	$45	$533
Alpha Capital	40,010	6,024	46,034	40,010	2,419	42,429
Alpha Capital	37,037	7,927	44,964	37,037	5,711	42,748
Alpha Capital	7,315	2,460	9,775	7,315	681	7,996
Alpha Capital	10,000	388	10,388	-	-	-
Alpha Capital	12,510	736	13,246	-	-	-
Lane Ventures	2,469	603	3,072	2,469	381	2,850
Total	$109,829	$18,227	$128,056	$87,319	$9,237	$96,556

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Related Party	June 30, 2017			September 30, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Mill City Venture	$5,195	$951	$6,146	$5,195	$484	$5,679
Mill City Venture	30,000	6,940	36,940	30,000	5,125	35,125
Mill City Venture	24,691	3,385	28,076	24,691	1,161	25,852
Mill City Venture	10,000	931	10,931	-	-	-
Mill City Venture	10,000	1,387	11,387	-	-	-
Mill City Venture	12,500	814	13,314	-	-	-
Total	$92,386	$14,408	$106,794	$59,886	$6,770	$66,656

On June 15, 2015, the Company received funds from a demanded Promissory Note (the “Note”) that it entered into on June 8, 2015 in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders. As of June 30, 2017, the Company received proceeds of $97,500.  On January 26, 2016, Lender extended the maturity date to March 1, 2016.  During the period ended May 26, 2016, the Company accrued $10,849 interest expense under this note.  On May 26, 2016, as part of the PCA (see Note 2), the Lender forgave the principal and interest of $110,848.  On May 10, 2016, the Company and the Lender (a company managed by Clancy Cottman, the Company’s then-director), restated the Pacific Note by assigning the amounts due to four different creditors based on their initial participation in the Pacific Note as reflected in the Restated Pacific Note (see Note 5). The restated Pacific note was accounted for by separate notes.  The balance of $39,771 (includes principal and accrued interest) that was forgiven was offset to additional paid-in capital.

As part of the settlement with the Preferred Shareholders, and in association with the PCA, on May 10, 2016 certain creditors of the Company agreed to release and waive all amounts owed to them by the Company, including all amounts owed to Pacific Oil & Gas, LLC under the Restated Pacific Note.

On December 22, 2015, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $5,195. The note matures on December 22, 2016 and bears interest at the rate of 12%. As of June 30, 2017, the accrued interest was $951.  This note is in default as of June 30, 2017.

On December 22, 2015, the Company entered into a promissory note with Chisholm Partners II, LLC for $7,002. The note matures on December 22, 2016 and bears interest at the rate of 12%. During the period ended May 26, 2016, the Company accrued $322 interest expense under this note.  On May 26, 2016, as part of the PCA (see Note 2), the Lender forgave the principal and interest of $7,324 as offset to additional paid-in capital.  This note is in default as of June 30, 2017.

On December 22, 2015, the Company entered into a promissory note with Lane Ventures, Inc. for $488.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the nine months ended June 30, 2017, the Company accrued $15 interest expense under this note.  As of June 30, 2017, the accrued interest was $89.  This note is in default as of June 30, 2017.

On December 22, 2015, the Company entered into a promissory note with Alpha Capital Anstalt for $7,315.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  During the nine months ended June 30, 2017, the Company accrued $221 interest expense under this note.  As of June 30, 2017, the accrued interest was $2,460.  This note is in default as of June 30, 2017.

On February 17, 2016, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $30,000.  The note matures on January 28, 2017 and bears interest at the rate of 12%.  During the nine months ended June 30, 2017, the Company accrued $907 interest expense under this note.  As of June 30, 2017, the accrued interest was $6,940.  This note is in default as of June 30, 2017.  See Note 5.

On March 30, 2016, the Company entered into a promissory note with Alpha Capital Anstalt for $40,010.  The note matures on March 30, 2017 and bears interest at the rate of 12%.  During the nine months ended June 30, 2017, the Company accrued $1,210 interest expense under this note.  As of June 30, 2017, the accrued interest was $6,024.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

On October 18, 2016, the Company entered into a promissory note with Mill City for $10,000.  The promissory note bears an interest rate of 12% per annum and all principal and accrued interest of $11,200 will be due and payable by the Company to Mills City on October 17, 2017. As of June 30, 2017, the accrued interest was $1,387.  See Note 5.

On December 16, 2016, the Company entered into a promissory note with Mill City for $12,500. The note is payable on December 15, 2017 in the amount of $14,000. The note bears interest of 12% which is payable on December 15, 2017.  As of June 30, 2017, the accrued interest was $814.  See Note 5.

On December 22, 2016, the promissory notes with Mill City, Ltd., Lane Ventures, Inc., and Alpha Capital Anstalt, matured, and are in default (see Note 5).

On January 4, 2017, the Company entered into a promissory note with Alpha Capital Anstalt for $12,510. The note is payable on January 3, 2018 in the amount of $14,000. The note bears interest of 12%.  As of June 30, 2017, the accrued interest was $736.

On January 31, 2017, the Company entered into a promissory note with Mill City for $10,000.  The note is payable on January 31, 2018.  The note bears interest of 12%.  As of June 30, 2017, the accrued interest was $931.

On March 6, 2017, the Company entered into a promissory note with Alpha Capital Anstalt for $10,000.  The note is payable on March 6, 2018.  The note beards interest of 12%.  As of June 30, 2017, the accrued interest was $388.

On May 10, 2016, the Company and one of its creditors, Pacific Oil & Gas Company, LLC (a company managed by Clancy Cottman, the Company’s then-director), restated the Pacific Note by assigning the amounts due to three different creditors based on their initial participation in the Pacific Note. The reallocation in the Restated Promissory Note (the “Restated Pacific Note”) is as follows:

Name of Creditor	Amount of Principal Due	Amount of Interest Due	Total Amount Due
Alpha Capital Anstalt	$37,037	$7,927	$44,964
Lane Ventures Inc.	$2,469	$603	$3,072
Mill City Ventures III, Ltd	$24,691	$3,385	$28,076

As of June 30, 2017, these notes are in default.

NOTE 7 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in Note 2, in fiscal year 2014, the Company sold 2,025 units consisting of a total of 2,025 shares of Series A 6% Convertible Preferred Stock and 2,893,725 warrants at the price of $1,000 per unit.  Proceeds received totaled $2,025,000 (with a net of offering costs of $1,990,000).  The warrants were valued at $711,044 and this amount was separated from the value of the preferred stock.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment) and (ii) 1,429 warrants (issued for each Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date, “ defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 shares of Series A 6% Convertible Preferred Stock, exercisable into 2,868,571 shares of common stock, remain issued and outstanding as of June 30, 2017. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock. The Company discontinued paying the quarterly dividend as of July 1, 2015 and the amount owed thereunder has been accruing since that time until May 10, 2016 at which time all accrued dividends on 675 of the 2,025 shares were waived and cancelled by those certain preferred shareholders.  The cancelled dividends were accounted for by offsetting to additional paid-in capital.

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

The Series A 6% Convertible Preferred Stock has no voting rights.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

On February 17, 2016, a supermajority of more than 67% of the shareholders of the Series A 6% Convertible Preferred Stock approved certain corporate transactions in an effort to settle certain violations of the Series A 6% Convertible Preferred Stock Certificate of Designation and other documents related to the sale of Series A 6% Convertible Preferred Stock in 2014. The transactions approved by a supermajority of the Series A 6% Convertible Preferred Shareholders are to be implemented by the Board of Directors at the Board’s discretion. The approved transactions include the following: (i) the approval of a potential settlement agreement with Chisholm Partners II, LLC and certain members of Chisholm II, (ii) the approval of the amendment of the Certificate of Designation for the Series A 6% Convertible Preferred Stock modifying the Conversion Price to $0.05, (iii) the Removal of Section 7, “Certain Adjustments” in the Series A 6% Convertible Preferred Stock Certificate of Designation, (iv) the modification of the permitted indebtedness allowable under the Series A 6% Convertible Preferred Stock Certificate of Designation to $200,000, (v) the approval of promissory notes with related parties in an amount up to $60,000, (vi) the waiver of the right of redemption upon Triggering Events for the Company’s violations of Section 10 of the Certificate of Designation, (vii) the waiver of the accrual of the late fee for unpaid dividends as of January 1, 2016, (viii) the waiver of the first right of refusal to purchase shares from other Series A 6% Convertible Preferred Shareholders, and (ix) waiver of the “Most Favored Nation” provision in the SPA for the Series A 6% Convertible Preferred Stock, among other things. None of the items approved by the shareholders have yet been effected by the Board.

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

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of June 30, 2017, 2,008 Convertible Preferred Shares remain outstanding.

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

As of June 30, 2017, there are a total of 2,926,486 common shares outstanding.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options.  The options have an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  For the nine months ended June 30, 2017, the Company recorded approximately $0 of stock-based compensation expense.

On December 21, 2015, ninety days after the resignation of a former officer of the Company, his 400,000 stock options expired.

On May 9, 2016, two former directors of the Company each voluntarily cancelled 100,000 stock options awarded on June 2, 2014, related to the Partial Cancellation Agreement and their subsequent resignations.

As of June 30, 2017, there are no outstanding stock options.

NOTE 9 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company had a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, prior to June 30, 2017, following ASC 815-40, the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet prior to June 30, 2017.

On February 17, 2016, a supermajority of more than 67% of the shareholders of the Series A 6% Convertible Preferred Stock approved certain corporate transactions in an effort to settle certain violations of the Series A 6% Convertible Preferred Stock Certificate of Designation and other documents related to the sale of Series A 6% Convertible Preferred Stock in 2014. The transactions approved by a supermajority of the Series A 6% Convertible Preferred Shareholders are to be implemented by the Board of Directors at the Board’s discretion. The approved transactions include the following: (i) the approval of a potential settlement agreement with Chisholm Partners II, LLC and certain members of Chisholm II, (ii) the approval of the amendment of the Certificate of Designation for the Series A 6% Convertible Preferred Stock modifying the Conversion Price to $0.05, (iii) the Removal of Section 7, “Certain Adjustments” in the Series A 6% Convertible Preferred Stock Certificate of Designation, (iv) the modification of the permitted indebtedness allowable under the Series A 6% Convertible Preferred Stock Certificate of Designation to $200,000, (v) the approval of promissory notes with related parties in an amount up to $60,000, (vi) the waiver of the right of redemption upon Triggering Events for the Company’s violations of Section 10 of the Certificate of Designation, (vii) the waiver of the accrual of the late fee for unpaid dividends as of January 1, 2016, (viii) the waiver of the first right of refusal to purchase shares from other Series A 6% Convertible Preferred Shareholders, and (ix) waiver of the “Most Favored Nation” provision in the SPA for the Series A 6% Convertible Preferred Stock, among other things.  Items (i) through (iv) were approved by the Board of Directors, items (v) through (ix) listed above were not approved specifically by the Board of Directors.

NOTE 10 – REGISTRATION RIGHTS PENALTY

In connection with the private placement and sale of 2,025 units of Series A 6% Convertible Preferred Stock and related warrants at the price of $1,000 per unit, the Company was required to register certain shares of common stock as part of a Registration Rights Agreement.

The Company granted the investors’ registration rights on the underlying shares related to the Series A 6% Convertible Preferred Stock and warrants.  The registration rights agreement provided for a liquidated damages provision imposed upon the Company of 1.5% of the gross proceeds per month for each month that the shares are not registered.  The liquidated damages are not to exceed 9% which was met in 2015.  The Company filed a registration statement that was effective on September 12, 2014 that did not register all of the underlying shares of the Series A 6% Convertible Preferred Stock the warrants and the dividend payments required to be registered in the Registration Rights Agreement.  As of June 30, 2017, and September 30, 2016, the Company incurred registration rights penalty of $0 and $0, respectively.

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

NOTE 11 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of June 30, 2017. There have been no losses in these accounts through June 30, 2017.

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

NOTE 13 – GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of June 30, 2017 of $354,121, and used cash in operations of $67,532 and $82,162 for the nine months ended June 30, 2017 and 2016, respectively. In addition, as of June 30, 2017, the Company had an accumulated deficit and stockholders’ deficiency of $3,052,361 and $1,536,046, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying consolidated unaudited financial statements have been prepared in conformity with U.S. GAAP, which contemplates continuation of the Company as a going concern and the realization of assets and satisfaction of liabilities in the normal course of business. The ability of the Company to continue its operations is dependent on the execution of management’s plans, which include the raising of capital through the debt and/or equity markets, until such time that funds provided by operations are sufficient to fund working capital requirements. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

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

Dala Petroleum Corp.

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

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

NOTE 14 – SUBSEQUENT EVENT

On July 19, 2017, the Company entered into a Common Stock Purchase Agreement with M2 Equity Partners LLC, a Minnesota limited liability company (“M2”), whereby M2 has purchased 12,100,000 newly issued shares of the Company’s common stock (the “Common Stock”) for an aggregate purchase price of $347,500 (the “Purchase Price”), pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506(b) promulgated thereunder.  Prior to the closing (the “Closing”) of the Common Stock Purchase Agreement, the Company had the following outstanding securities: (i) 2,926,486 shares of Common Stock; (ii) 2,008 shares of Series A 6% Convertible Preferred Stock (the “Preferred Stock”); and (iii) 1,928,571 warrants (the “Warrants”) to acquire 1,928,571 shares of Common Stock that were issued in connection with the issuance of our Preferred Stock. In connection with this purchase of Common Stock, certain of the Company’s shareholders agreed to cancel an aggregate 1,584,200 shares of the Company’s Common Stock for an aggregate amount of $15,842; and 2,008 shares of the Company’s Preferred Stock and all outstanding Warrants for an aggregate amount of $53,841, with an additional sum of approximately $4,700 due to those shareholders who have agreed to cancel their respective shares of Preferred Stock and Warrants being reserved for the payment of miscellaneous expenses or other liabilities of the Company not provided for in the schedules and exhibits to the Common Stock Purchase Agreement, and any remainder of this sum will be paid to these shareholders, pro rata, based upon the respective percentage that the aggregate amount being paid for the cancellation of the Preferred Stock and Warrants bears, if any, to these additional funds, following payment of any such miscellaneous expenses or other liabilities of the Company.  $10,750 of the Purchase Price is being held in the Trust Account of the Company’s legal counsel to be expended on behalf of the Company or deposited into a new bank account to be opened by the Company.

As a result of the cancellation of the 1,584,200 shares of Common Stock, Preferred Stock and Warrants immediately prior to or simultaneous with the Closing, the Company had 1,342,286 shares of Common Stock issued and outstanding (the “Existing Shares”) and no shares of Preferred Stock or Warrants issued and outstanding; and taking into account the share cancellation and the 12,100,000 share Common Stock purchase and issuance, the Company presently has issued and outstanding (i) 13,442,286 shares of its Common Stock, consisting of (a) the 1,342,286 Existing Shares, and (b) the 12,100,000 shares purchased by M2; and (ii) no other securities (as defined in the Securities Act) issued or outstanding.

The Company will use the remainder of the $347,500 to, among other items set forth in the schedules and exhibits to the Common Stock Purchase Agreement, pay or compromise all outstanding indebtedness and other liabilities of the Company, amounting to approximately $262,367, which includes a payment of an aggregate of $10,000 ($5,000 to each) to our two directors and executive officers, with the understanding that our then current assets will consist of approximately $10,750, our Property, consisting of our oil and gas lease assets that we presently own, along with other intangible assets, and following the payment of the indebtedness and other liabilities and financial obligations of the Company, there will be no liabilities of the Company at Closing.

M2 has agreed to pay M2 Capital Advisors, Inc., a Minnesota corporation (“M2 Capital”), which is wholly-owned by Mark Savage, a founding member of M2, an Introduction Fee of $25,000 for introducing the Company to M2. These funds will be divided between M2 Capital and Elev8 Marketing, a firm owned by Matt Atkinson, who is also a founding member of M2 and M2’s sole Manager, and will be utilized to repay these entities for legal costs and miscellaneous expenses incurred by them in connection with the formation and funding of M2.

The Closing of the Common Stock Purchase Agreement resulted in a change in control of the Company.  See Note 2 and the heading the “July 2017 Transaction.”

On July 25, 2017, we resolved to issue 250,000 shares of our common stock as compensation.  We issued 50,000 shares to Daniel Ryweck for his service on our board of directors, and 200,000 to our attorney Leonard W. Burningham for his legal services in the change of control and pursuant to an Engagement Letter.

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

Plan of Operations

Our revenues and future profitability are substantially dependent on our ability to raise additional funds. We have suspended drilling and other exploration and development operations until the market conditions related to the price of oil have improved; however, subsequent to June 30, 2017, however the Company is presently evaluating potential options for the extension of terms of the leases comprising the oil and gas leases it presently holds an interest in (the “Property”) and funding the development of the Property, either singly or as a joint venture or with a working interest, carried or fully funded.

We have substantially cut administrative expenses to conserve our cash resources.  The management and directors are no longer paid any salary or bonus.  We also are not immediately planning any other leasing activity in our areas of operation.  We continue to search for a financial and/or operational partner to assist in developing our oil and gas properties.  If we were to partner with another entity, we would consider all options in developing our properties.

During the nine months ended June 30, 2017, and 2016, the Company incurred $0 and $0 in oil and gas expenditures, respectively. As a result of the dry holes encountered, the Company expensed $0 of cost capitalized as impairment expense for the nine months ended June 30, 2017.

M2 is party to a binding Letter of Intent dated July 24, 2017, with KonaTel, Inc., a Nevada corporation (respectively, “KonaTel” and the “KonaTel LOI”).  Under the KonaTel LOI, M2 is to introduce KonaTel to a publicly-traded company that would be willing to acquire KonaTel, thereby making KonaTel a “successor” publicly-held company and a wholly-owned subsidiary of the publicly-held company; and M2 intends to introduce the Company to KonaTel as the publicly-traded candidate to acquire KonaTel with the Closing of the Common Stock Purchase Agreement referenced in Note 2 of our Condensed Consolidated Financial Statements in this Quarterly Report, subject to an anticipated closing at the early of September 30, 2017, or the completion of an audit of KonaTel’s financial statements for the years ended December 31, 2015, and 2016, and a review of its interim financial statements for the six months ended June 30, 2017.  No assurance can be given that the acquisition of KonaTel will be completed.

KonaTel was organized under the laws of the State of Nevada on October 14, 2014, as a full service cellular provider that delivers cellular products and services to individual and business customers in various retail and wholesale markets.  Through its network, it provides these services nationwide.  KonaTel has one retail store in Johnstown, New York, that currently has six employees; its principal executive office location is in Johnstown, Pennsylvania, where it has 14 employees, including its sole owner; and in Dallas, Texas, it has three employees that handle Virtual ETC., one of its divisions.  For additional information about this potential acquisition, see the Company’s 8-K Current Report dated July 19, 2017, filed with the SEC on July 20, 2017, in Item 8.01.

Our common stock currently trades on the OTCQB under the symbol “DALP.”

Results of Operations

Three Months Ended June 30, 2017 and 2016

During the three months ended June 30, 2017 and 2016, we had no revenues, respectively, and we incurred $14,341 and $16,817, respectively, of general and administrative expenses.  For the period ended June 30, 2017, those expenses included $7,000 of legal and accounting fees, consulting and other professional fees.  As a result, we incurred a net loss attributable to common stock of $(0.01) per share for the three months ended June 30, 2017.  Our net loss for the period ended June 30, 2017 was $20,542.

Nine months Ended June 30, 2017 and 2016

During the nine months ended June 30, 2017 and 2016, we had no revenues, respectively, and we incurred $57,741 and $145,640, respectively, of general and administrative expenses.  For the period ended June 30, 2017, those expenses included $38,800 of legal and accounting fees, consulting and other professional fees.  As a result, we incurred a net loss attributable to common stock of $(0.05) per share for the nine months ended June 30, 2017.  Our net loss for the period ended June 30, 2017 was $74,369.

Liquidity and Capital Requirements

We had $44,700 in cash on hand and negative working capital of $354,121 at June 30, 2017.  We believe these funds will be sufficient to enable us to fund our principal business operations through at least the next 30 days.   The Company plans to raise additional capital from the sale of its securities (including, without limitation common stock, preferred stock, promissory notes, etc.) and achieve operating revenues with the development of its oil and gas properties. In the event the Company is unable to raise funding in the near term, we will not be able to pay our liabilities. In the event we are unable to raise adequate funding in the future for our operations and to pay our outstanding debt obligations, and if our current creditors elect to foreclose on the outstanding debts then owed, we would be forced to liquidate our assets or may be forced to seek bankruptcy protection, which could result in the value of our outstanding securities declining in value or becoming worthless.

Cash flows used in operating activities was $67,532 in cash for the nine months ended June 30, 2017, primarily the result of our loss of $74,369.

Cash flows used in investing activities was $0 for the nine months ended June 30, 2017.

Cash flows provided by financing activities was $105,010 for the nine months ended June 30, 2017, related to proceeds received from notes payable.

Off-Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

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

Limitations on the Effectiveness of Controls

The Company’s sole officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; however, see Note 14 of our Consolidated Condensed Financial Statements above regarding the change in control of our Company subsequent to June 30, 2017.

Item 3. Defaults upon Senior Securities

The Company is in default with several of its noteholders as reflected below and disclosed with this report in Note 6 of the Notes of the Financial Statements dated June 30, 2017; however, see Note 14 of our Consolidated Condensed Financial Statements above regarding the payment and/or compromise of all of these noteholders’ obligations.

Notes payable	Principal
Mill City Ventures III, Ltd.	$5,195
Lane Ventures, Inc.	488
Alpha Capital Anstalt	7,315
Mill City Ventures III, Ltd.	30,000
Total	$42,998

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits.

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(a)	Amended Articles of Incorporation	Filed with the SEC on January 23, 1989 and incorporated herein by reference.
3.1(b)	Certificate of Designation for the Series A 6% Convertible Preferred Shares filed May 30, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
3.1(c)	Amended and Restated Certificate of Designation of the Company’s Series A 6% Convertible Preferred Stock	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
3.2	Bylaws	Filed with our initial Form 10-KSB for September 30, 2003 and incorporated herein by reference.
4.1	Registration Rights Agreement dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.2	Form of Warrant dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.3	Form of Lock-Up Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.4	Stock Option Grant Notice for E. Will Gray II dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.5	Stock Option Grant Notice for Clarence Cottman III dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
4.6	Stock Option Grant Notice for Jonathan S. Wimbish dated June 3, 2014	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.1	Merger Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.2	Master Service Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.3	Option Participation Agreement	Filed with the Form 8-K filed on June 3, 2014 and incorporated herein by reference.
10.10	Partial Cancellation Agreement	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.11	Restated Promissory Note between the Company and Pacific Oil & Gas, LLC	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.12	Forms of Release	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.13	Lease Assignment for Clay County, Kansas	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.14	Lease Assignment for Dickinson County, Kansas	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.15	Lease Assignment for Ottawa County, Kansas	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.16	Lease Assignment for Saline County, Kansas	Filed with the Form 10-K filed on January 13, 2017 and incorporated herein by reference.
10.18	Promissory Note with Mill City Ventures III Ltd dated February 17, 2016	Filed with the Form 10-Q filed on February 22, 2016 and incorporated herein by reference.
10.19	Extension Letter with Pacific Oil & Gas LLC dated January 26, 2016	Filed with the Form 10-Q filed on February 22, 2016 and incorporated herein by reference.
10.20	Common stock Purchase Agreement	Filed with the Form 8-K filed on July 20, 2017 and incorporated herein by reference
10.21	Form of Common Stock Agreement	Filed with the Form 8-K filed on July 20, 2017 and incorporated herein by reference

Exhibit Number	Description of Exhibit	Filing
10.22	Form of Preferred Stock and Warrant Cancellation Agreement	Filed with the Form 8-K filed on July 20, 2017 and incorporated herein by reference
10.23	Form of Preferred Stock and Warrant Cancellation Agreement	Filed with the Form 8-K filed on July 20, 2017 and incorporated herein by reference
10.24	Form of Debt Cancellation Agreement / Pay-Off Letter	Filed with the Form 8-K filed on July 20, 2017 and incorporated herein by reference
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

8-K Current Report dated July 19, 2017, filed with the SEC on July 20, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALA PETROLEUM CORP.

Date:	August 11, 2017	By:	/s/ Mark Savage
Mark Savage
Chief Executive Officer and Acting
Principal Financial Officer