Form 10-K
period 2017-09-30
DALA PETROLEUM CORP.
filed 2018-02-01
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended September 30, 2017

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 001-10171

DALA PETROLEUM CORP.

(Name of Small Business Issuer in its Charter)

Delaware	80-0000245
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

13601 Preston Road, # E816 Dallas, Texas 75240
(Address of Principal Executive Offices)

214-323-8410
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

On March 31, 2017, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $146,324, based upon the closing price on that date of the common stock of the Registrant on the OTC Markets Group (“OTC Markets”) “OTCQB Tier” system of $0.05. For purposes of this response, the Registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock on March 31, 2017, were deemed “affiliates” of the Registrant.

As of January 30, 2018, the Registrant had 27,192,286 shares of its common stock, $0.001 par value, issued and outstanding.

Explanatory Note

On December 18, 2017 (the “Effective Time”), we completed an Agreement and Plan of Merger between our newly formed and wholly-owned acquisition subsidiary, and KonaTel, Inc., a Nevada corporation (respectively, “KonaTel” the “KonaTel Merger Agreement”), whereby at the Effective Time, KonaTel was the surviving corporation and became our wholly-owned subsidiary (the “KonaTel Merger”).  Following the Merger, our primary operations will be those currently carried on by KonaTel.  Additional information about the KonaTel Merger is contained in our 8-KA-1 Current Report dated November 15, 2017, and filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2017 (the “KonaTel Merger 8-K”), and is incorporated herein by reference and available by Hyperlink in Part IV, Item 15 hereof.  Under the KonaTel Merger Agreement, we changed our fiscal year end from September 30, 2017, to a calendar year end; accordingly, we will be filing a 10-K Transition Report for the year ended December 31, 2017.  Except as required by SEC Regulation S-K, and to the extent we believe additional information will be helpful in an understanding of the information presented herein, all disclosures in this 10-K Annual Report relate primarily to our business, affairs and related matters through September 30, 2017.

Cautionary Statements

We have a limited public float of 1,692,286 shares of our outstanding common stock, and there has been no established trading market in our common stock during the past three years. See generally, the caption “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” of Part II, Item 5 hereof, for additional information regarding these matters. These factors, along with the closing of the KonaTel Merger, may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.  Our common stock is currently quoted on the OTC Markets “OTC Pink Tier” under the trading symbol “DALP.”  On or about September 29, 2017, our application for continued quotations of our common stock on the OTC Markets OTCQB Tier was not approved because of our limited public float and the high concentration of ownership in our common stock in one entity at the time of our renewal application.  See Part III, Item 12 hereof, for information about our controlling shareholders.  No further application can be made by us to the OTC Markets for consideration of quotations of our common stock on the OCTQB Tier for at least six months from the denial of our September 29, 2017, application, or on or about March 31, 2018.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Dala Petroleum Corp.,” “Dala,” the “Company,” “we,” “us,” “our” and words of similar import, refer to Dala Petroleum Corp., the Registrant, and where applicable, our wholly-owned subsidiary, KonaTel.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should read this Annual Report completely, and it should be read and considered with other reports filed by us with  the SEC. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I

ITEM 1.  BUSINESS

THE COMPANY CORPORATE HISTORY AND BUSINESS

We were incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984.  A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation.   All of our prior operations were conducted through Lee Building Products and T. A. Kilgore & Company, which owned and operated a home center in League City, Texas, about 30 miles southeast of downtown Houston, Texas. During 1990, we ceased all operations, and the secured lenders took possession of all of its assets.

On March 11, 2000, our Board of Directors began the process of re-entering the development stage with the appointment of new officers and directors, and began the process of seeking the acquisition of new business opportunities. These efforts resulted in the completion of the acquisition of Dala Petroleum Corp., a Nevada Corporation (“Dala Nevada”), pursuant to a transaction that is more specifically described below.

On June 2, 2014, we and our newly formed and wholly-owned subsidiary, Dala Acquisition Corp., a Nevada corporation (“Dala Acquisition”), and Dala Nevada, which was wholly-owned by Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”), executed and delivered an Agreement and Plan of Merger (the “Dala Merger Agreement”) and all required or necessary documentation to complete the merger (collectively, the “Dala Merger Transaction Documents”), whereby Dala Acquisition merged with and into Dala Nevada, with Dala Nevada being the surviving company and becoming our wholly-owned subsidiary on the closing of the merger (the “Dala Merger”). Articles of Merger were filed with the Secretary of State of the State of Nevada on such date, which was the effective date of the Dala Merger.  We issued 10,000,000 shares of our common stock in exchange for all of the outstanding shares of common stock of Dala Nevada, to Dala Nevada’s sole shareholder. Following the receipt of the 10,000,000 shares, Chisholm II’s managing director approved the transfer of all of these shares to its members (or its members’ designees) on a pro rata basis. The transfer of shares to the members of Chisholm II occurred on June 8, 2014.  A condition precedent to the closing of the Dala Merger was that we would raise no less than $2,000,000 (the “Offering”) from persons who were “accredited investors” in consideration of the issuance (or the conversion) of a minimum of 2,000 shares and up to a maximum of 2,500 shares of our Series A 6% Convertible Preferred Stock at the offering price of $1,000 per Unit. Upon the closing of the Offering, we sold 2,025 Units in the Offering, raising $2,025,000, which funds were planned to be utilized in the development of the 300 oil and gas leases we acquired in north central Kansas under the Dala Merger, with total leased acreage of approximately 80,000 acres, more or less. For additional information about the Dala Merger, see our 8-K Current Report dated June 2, 2014, and filed with the SEC on June 3, 2014, which is accessible by Hyperlink in Part IV, Item 15 hereof.

On July 24, 2014, we filed an S-1 Registration Statement to register shares of common stock underlying the conversion rights of our Series A 6% Convertible Preferred Stock, which became effective on September 12, 2014.

On August 29, 2014, we filed a Certificate of Amendment of Certificate of Incorporation with the State of Delaware changing our name to “Dala Petroleum Corp.,” as approved by a majority of the common shareholders and 67% of our preferred shareholders.

Since the time of the Dala Merger, we have been operating as an early-stage oil exploration company focused on the leased acreage, which has oil potential at depths of less than 6,000 feet. We assigned the rights to explore the leased acreage to Chisholm II, which is an exploration and production company focused on the acquisition of Kansas oil leasehold interests and exploration and development and was Dala Nevada’s sole shareholder prior to the Dala Merger.

In June 2015, we temporarily suspended or exploration program due to the decline in the price of oil and difficult market conditions. During our fiscal year ended September 30, 2016, we did not drill any wells.

We established a land position over a shallow, conventional oil play in north central Kansas.  The “Play” or exploration concept was located across a four county area and was geographically defined by the boundaries of the productive North American Rift System.  The land position is concentrated over a lightly explored portion of the rift, bordered immediately on the south by productive rift-related oil fields, and to the north by significant new discoveries in southeast Nebraska, where productive rates had then been reported.  This Play concept was developed by a team of highly experienced international geologists, geophysicists and land experts, who applied regional geologic theory, proprietary geophysical databases and high resolution seismic data.

On May 16, 2016, we entered into a Partial Cancellation Agreement (the “PCA”) by and among our subsidiary, Dala Nevada, Chisholm II and certain members of Chisholm II (the “Chisholm Members”) through which Chisholm II (after receiving shares from certain of its Chisholm Members) returned a total of 8,567,800 shares of our common stock to us for cancellation.  In exchange for the return of these shares for cancellation, we assigned 55,000 acres of our leased acreage (approximately 68.75% of our total holdings) to Chisholm II.  Additionally, on May 16, 2016, our Board of Directors, as part of a settlement with our Series A 6% Convertible Preferred Stock shareholders, authorized the filing of an Amended and Restated Certificate of Designation of our Series A 6% Convertible Preferred Stock (the “COD”), which (i) changed the conversion price of such preferred stock from $0.70 per share to $0.05 per share, and (ii) eliminated Section 7 “Certain Adjustments” of the COD. For additional information about the PCA and these settlement arrangements with our Series A 6% Convertible Preferred Stock shareholders, see our 8-K Current Report dated May 16, 2016, and filed with the SEC on May 27, 2016, which is accessible by Hyperlink in Part IV, Item 15 hereof.

On May 10, 2016, we terminated our Master Services Agreement with Chisholm II and all amounts due thereunder were released by Chisholm II. For additional information about the termination of this Master Service Agreement, see our 8-K Current Report dated May 10, 2016, and filed with the SEC on May 17, 2016, which is accessible by Hyperlink in Part IV, Item 15 hereof.

On July 20, 2017, pursuant to a Common Stock Purchase Agreement dated July 19, 2017, M2 Equity Partners, LLC, a Minnesota limited liability company (“M2”), acquired 12,100,000 shares of our common stock in consideration of the sum of $347,500, which resulted in a change in control of our Company.  As part of this transaction, substantially all of our outstanding liabilities were paid or compromised, and 1,584,200 shares of our common stock, 2008 shares of our Series A 6% Convertible Preferred Stock, which comprised all of this outstanding series of preferred stock, and 1,928,571 warrants that were issued in connection with the issuance of such series of preferred stock, were cancelled. For additional information about the closing of this Common Stock Purchase Agreement, see our 8-K Current Report dated July 19, 2017, and filed with the SEC on July 20, 2017, which is accessible by Hyperlink in Part IV, Item 15 hereof.

We estimate that we had leases with landowners on approximately 7,892 acres, more or less, at June 30, 2017; approximately 3,744, acres at September 30, 2017; and presently, approximately 1,290 acres.

Prior to the expiration of the leases on all but approximately 1,290 acres of our leasehold interests in mid-November, 2017, we have been evaluating these leasehold interests for several months to determine their present value and future potential for exploration, with the intention of contacting property owners and oil and gas operators active in the area of our current and expired leasehold interests to determine whether there is potential future value to us in retaining, renewing or acquiring other leasehold interests with the prospect of entering into favorable arrangements with oil and gas operators that are active in these areas to develop these properties as part of a coalition of landowners, leaseholders and operators, if and when economically feasible. These activities may include seeking others with an interest in funding the development, extension and renewal of leases or the acquisition of other leases, either singly or with a joint venture partner or with a working interest, carried or fully funded by any such partner or other oil and gas operator.  We are in the process of contacting current and former parties to our leased acreage, as well commencing the process of identifying oil and gas operators conducting development activities in this area of north Kansas; and we have received permission from Chisholm II to contact all landowners who were lessors of the leased acreage assigned to Chisholm II under the PCA referenced above. It is highly likely that that our current oil and gas industry activities will become secondary to those operations assumed by our acquisition of KonaTel; however, management has expressed its intention to maximize the value of our present oil and gas leased acreage and our substantial geologic, proprietary geophysical database and high resolution seismic data information for the mutual benefit of the Company and our shareholders, to the extent that these activities do not adversely affect the benefits of the KonaTel acquisition in any reasonable respect.  Since formulating this plan for a coalition, we have made our initial contacts to approximately 140 landowners with whom we hold or have held oil and gas leases; and depending upon the responses we receive from the pre-paid post cards enclosed with our letters to these landowners, we intend to contact other landowners and oil and gas operators in the northern Kansas of our leased area concerning this planned coalition.

Regardless of the foregoing business activities since 2014, we may be deemed to have been a “shell company” prior to the KonaTel Merger, which would require that holders of any shares of our outstanding common stock that comprise “restricted securities” may be limited to resales of their respective shares under the provisions of subparagraph (i) of Rule 144 or Section 4(a)(1) of the Securities Act.  For additional information in this respect, see the heading “Shell Companies” of the caption “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” of Part II, Item 5 hereof.

All of our designated series of shares of preferred stock have been converted, reacquired or cancelled. Accordingly, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware on November 13, 2017, which removed all of our designated series of preferred stock from our Certificate of Incorporation, while reserving our 50,000,000 authorized and unissued $0.01 mill par value shares of preferred stock for future issuance as the Board of Directors may designate and approve.  A copy of our Amended and Restated Certificate of Incorporation is filed as an Exhibit to this Current Report.  See Part IV, Item 15 hereof.

On November 29, 2017, we filed a Post-Effective Amendment to our registration statement that became effective on September 12, 2014, regarding the registration of the shares of common stock underlying our Series A 6% Convertible Preferred Stock, withdrawing from registration all shares that had not been converted, amounting to 1,949,333 shares.  Only 17 of our 2025 shares of such series of preferred stock had been converted, and the remaining shares of such series were cancelled under the above referenced Common Stock Purchase Agreement with M2.  This Post-Effective Amendment was declared effective on December 1, 2017.

The KonaTel Merger was effective on December 18, 2017.  We issued 13,500,000 shares of our $0.001 mill par value common stock comprised of “restricted securities” as defined in SEC Rule 144 in exchange for all of the outstanding shares of common stock of KonaTel. Post-KonaTel Merger, and except as discussed below about conditions to the closing of the Merger, there were approximately 27,192,286 outstanding shares of our common stock, 13,500,000 shares of which are owned by D. Sean McEwen, who was the sole shareholder of KonaTel and a party to the KonaTel Merger Agreement; 12,100,000 shares of which are owned by M2 (Messrs. Mark Savage and Matthew Atkinson are members of M2 and collectively own approximately 66.1% of M2, which equates to an indirect beneficial ownership of approximately 4,000,000 shares of our common stock each, and with Mr. Atkinson being the sole Manager of M2, he is also the present beneficial owner of all of M2’s shares of our common stock; and 1,692,286 shares, which are owned by public shareholders.  M2 and Messrs. Savage and Atkinson were also parties to the KonaTel Merger Agreement, and Mr. Savage was our President and a director; and Mr. Atkinson was our Secretary.  See Part III, Items 10 and 12 hereof.  The following additional actions were taken at the closing of the Merger, through the execution and delivery of various additional agreements among the parties and others, and which were conditions precedent to the closing :

•

the execution and delivery of a Stock Option Cancellation Agreement by the sole option holder of shares of KonaTel (Exhibit 5.4(c) to the KonaTel Merger Agreement);

•

the assumption of the Employment Agreements of two key employees of KonaTel (Section 6.4(b) of the KonaTel Merger Agreement [for additional information, see the heading “Significant Employees” of the caption “Directors and Executive Officers” of Part III, Item 10 hereof]);

•

the execution and delivery of an Employment Agreement with Mr. McEwen, employing him as the President, Chairman of the Board and a director (Exhibit 6.4(c) to the KonaTel Merger Agreement [for additional information, see the heading “McEwen Employment Agreement” of the caption “Executive Compensation” of Part III, Item 10 hereof]);

•

the execution and delivery of a Shareholder Voting Agreement between the Company, Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen whereby Mr. McEwen was granted an irrevocable proxy coupled with an interest from each of the foregoing, together with the following rights, including a right of veto, for a period of two (2) years, on the following matters: (i) an increase in the compensation of any employee of the Company by more than $20,000 in any one calendar year and for these purposes, the term compensation includes any form of remuneration or monetary benefit; (ii) the issuance of stock, the creation of a new class of stock, the grant of options or warrants, modification of any shareholder, option holder or warrant holder’s rights, grants, conversion rights or the taking of any other action that directly or indirectly dilutes the outstanding securities of the Company, excepting a current private placement of common stock of the Company for an equity funding of $1,300,000 through the offer and sale of 6,500,000 shares of the Company’s common stock solely to “accredited investors”; (iii) the issuance of debt in excess of $100,000 in the aggregate in any one calendar year; (iv) the approval of a plan of merger, reorganization or conversion; (v) the sale, transfer or other conveyance of assets of the Company having an aggregate value in excess of $100,000 in any one calendar year, other than in the ordinary course of the business; (vi) the entry into a contract or other transaction having a total aggregate contractual liability for the Company in excess of $100,000 in any one calendar year; (vii) any change in the Bylaws of the Company modifying these requirements (all of which are included in our Amended and Restated Bylaws filed as an Exhibit herewith [see Part IV, Item 15, Exhibit 3(ii)]); and (viii) that Mr. McEwen be named as a “nominee” to the Board of Directors of the Company at any special or annual meeting of the Company’s shareholders to elect members to the Board of Directors and to vote all proxies provided to management in connection with any such meeting for Mr. McEwen as one of the “nominees” to our Board of Directors, so long as Mr. McEwen owns 5% or more of the outstanding shares of our common stock, among other provisions. The Shareholder Voting Agreement also provides, however, that if Mr. McEwen has been removed as a director for cause by our shareholders and such removal has been confirmed by a Delaware court of competent jurisdiction under Delaware Law, this “nominee” provision shall not be enforceable by Mr. McEwen and shall be void (Exhibit 6.4(d) to the KonaTel Merger Agreement [for additional information, see the heading “Shareholder Voting Agreement” of the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 10 hereof]);

•

the reservation of 5,000,000 shares of our authorized common stock for issuance to directors, executive officers and employees, as incentives or bonuses, and the granting of an aggregate of 3,850,000 of those options at the Closing of the Merger, including grants to Messrs. Savage, Atkinson, Mr. McEwen and the two key employees whose Employment Agreements were assumed by the Company at the Closing of the Merger (Exhibit 6.4(e) to the KonaTel Merger Agreement [the “Form of Incentive Stock Option Agreement”]); and for additional information, see the heading “Outstanding Equity Awards” of the caption “Executive Compensation” of Part III, Item 10 hereof;

•

the execution and delivery of a Lock-Up/Leak-Out Agreement by Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen respecting the resale of their respective shares of common stock beneficially owned or subsequently acquired in the Company covering an 18 month period commencing at the Closing of the Merger (Exhibit 6.4(f) to the Merger Agreement [the “Form of the Lock-Up/Leak-Out Agreement]); and for additional information, see the heading “Lock-Up/Leak-Out Agreements” of the caption “Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters” of Part II, Item 5 hereof; and

•

the adoption of Amended and Restated Bylaws.

See Part IV, Item 15, for reference to the filed Exhibits that are briefly summarized above.  These summaries do not purport to be complete and are qualified in their entirety to the complete text of such Exhibits.

At the Effective Time, we changed our fiscal year from September 30 to a calendar year end of December 31 to coincide with the calendar fiscal year end of KonaTel.

We will use our “best efforts” to complete the above referenced equity funding and to file a registration statement with the SEC within a reasonable time of the availability of the required audited and reviewed financial statements of the Company and KonaTel, to register a reasonable portion of the outstanding shares of our common stock that are deemed to be “restricted securities” on a pro rata basis for resale by Company shareholders who are non-“affiliates,” with the primary purpose thereof being to increase the public float of our outstanding shares. A portion of our shares of common stock owned by our “affiliates” may also be included in any such registration statement, with all of such shares being subject to pro rata cutbacks by the SEC under SEC Rule 415 or otherwise. Substantially all of these shares are or will be subject to the Lock-Up/Leak-Out Agreement referenced above, though the “Lock-Up Period” for any shares included in an effective registration statement will cease, while the provisions of the “Leak-Out Period” contained therein shall continue to apply during the 18 month term of the Lock-Up/Leak-Out Agreement.

Following the Merger, our primary operations will be those currently carried on by KonaTel. For information about our current and expired oil and gas leasehold interests and the area of north central Kansas where these leaseholder interest are located, including maps, see Part I, Item I, of our 10-K Annual Report for fiscal year ended September 30, 2016, filed with the SEC on January 13, 2017, which is incorporated herein by reference in Part IV, Item 15 hereof; and see the discussion above about our present plans and our current activities regarding the existing, expired and other leasehold interests in this area.

On January 8, 2017, we filed a Definitive Information Statement with the SEC to change our name to “KonaTel, Inc.”  See Part IV, Item 15 hereof.

KONATEL BUSINESS

Introduction

KonaTel was organized under the laws of the State of Nevada on October 14, 2014, by its founder and sole shareholder, D. Sean McEwen, to conduct the business of a full service cellular provider that delivers cellular products and services to individual and business customers in various retail and wholesale markets. Through its sales network, it provides these services nationwide.  In furtherance of its proposed business, on November 1, 2014, it acquired most of the assets of Coast to Coast Cellular, Inc. (“Coast to Coast”), including inventories, property, plant and equipment and goodwill valued at approximately $950,000 net of liabilities in the approximate amount of $415,000; and on November 1, 2016, it acquired the assets of CS Agency LLC (“CS Agency”), consisting of contract rights related to the cellular industry, in consideration of assuming liabilities of CS Agency in the approximate amount of $300,000.

KonaTel’s cellular industry segment operations currently comprise mostly “Wholesale Mobile Voice,” which includes wholesale priced minutes, text and data to mobile resellers; “B2B Mobile Voice (agents),” which includes traditional post-paid cellular services, primarily acquired from Verizon Communications, Inc. (“Verizon”), sold to small and medium sized businesses and marketed through independent commissioned sales agents; “B2B & B2C Retail,” which comprises one retail location in upstate New York that functions as a Sprint Corporation (“Sprint”) reseller of cellular services and products, primarily selling B2C Retail Service, and which also sells Verizon service from that location, mostly consisting of B2B Mobile Service; and “Internet of Things” or wireless data (“IoT”), an untapped area of KonaTel.  The Internet of things is the network of physical devices, vehicles and other items embedded with electronics, software, sensors and network connectivity, which enable these objects to collect and exchange data.  Each “thing” is uniquely identifiable through its embedded computing system, but is able to interoperate within the existing Internet infrastructure. KonaTel plans to devote additional resources to IoT and has direct wholesale mobile data agreements with Verizon and AT&T, Inc. (“AT&T”) to provide it with wireless data services.  Many of the services provided by KonaTel are contracted from aggregators or Mobile Virtual Network Enablers (“MVNEs”) that are wholesale distributors of these services, like Telispire of Wichita Falls, Texas (“Telispire”), which provides nationwide access to trusted wireless networks; and Orbcomm Inc., of Rochelle Park, New Jersey (“Orbcomm” [NASDAQ-“ORBC”]), a global provider of IoT solutions.  In addition to KonaTel’s current wholesale mobile data agreements with Verizon, AT&T and others, KonaTel has also developed its own IoT software suite, “CROSS” system, for provisioning or activating and managing mobile devices, which allows it to resell mobile data singly, and which a sub-reseller customer of KonaTel may require in providing these services to customers; and “Lifeline (virtual),” which KonaTel recently commenced marketing as a virtual eligible telecommunications carrier (“VETC”) of “Lifeline services” in California under the license of an eligible telecommunications carrier or “ETC.”  This initiative was implemented by KonaTel as a precursor to eventually purchasing a licensed Lifeline ETC so it can market these services directly in various markets where it may be licensed to provide these services. Lifeline is a Federal Communications Commission (“FCC”) program that provides subsidized, fixed or mobile, telecommunications services to low-income consumers.  KonaTel primarily distributes its products and services through independent field agents.

KonaTel has facilities in Johnstown, New York (approximately 1,500 square feet), which includes a sales office and store front business, supervised under an Area Sales Manager, with a total of six employees; Johnstown, Pennsylvania (approximately 7,500 square feet [KonaTel’s former Headquarters]), which is primarily used for accounting, engineering, compliance and the customer service departments of KonaTel’s B2B agent program and its wholesale service providers, and having 11 employees; and Dallas, Texas (approximately 3,000 square feet), which is KonaTel’s principal executive offices, and where D. Sean McEwen, the Company’s and KonaTel’s Chairman, and Charles L. Schneider, Jr., KonaTel’s CEO, are located, with three full-time employees and one part-time employee. This office houses the VETC operations of KonaTel.  KonaTel maintains a website at www.konatel.com, for easy access to KonaTel and its products and services.

Principal Products or Services and their Markets

KonaTel’s principal products and services include its wholesale priced minutes, text and data to mobile resellers, wireless data services, its Cross System for provisioning or activating and managing mobile devices and its Lifeline (virtual), through which it recently commenced marketing eligible FCC subsidized, fixed or mobile, telecommunications services to low-income consumers through an existing agreement with an ETC in over 20 states.  All of these product offerings are available nationwide, except the Lifeline services, from its three current locations in Johnstown, New York, Johnstown, Pennsylvania and Dallas, Texas.

The following are the principal revenue streams of KonaTel

•

The first revenue channel is our voice, text and data MVNO channel.  The MVNO, mobile virtual network operator or retail channel, is a wireless communications services provider that does not own the wireless network infrastructure over which the MVNO provides services to its customers.  The MVNO channel provides KonaTel with the greatest ARPU (average revenue per unit) and the highest gross profit per unit.  The products sold are traditional post-paid wireless plans that include voice, text and data, wireless data only plans, and equipment that support the wireless plans. The equipment includes, but is not limited to, phones, tablets and accessories.  We market the MVNO channel products through our retail store in Johnstown, New York, under the “Telecon Wireless” brand.  These current products are sold to consumers, B2C business to consumer, out of the storefront, and to businesses direct, B2B business to business, by our Area Sales Manager.  We also market our products and services through independent (commissioned) sales agents through the KonaTel brand.  These agents market to small and medium sized businesses throughout the United States. This type of marketing is also considered B2B.

•

The second revenue channel that provides us the greatest revenue is the voice, text and data MNVE channel.  The MVNE, or mobile virtual network enabler, or wholesale channel, provides network infrastructure and related services, such as network subsystems, business support systems, provisioning, administration and operations support systems to MVNOs.  KonaTel provides a suite of services to the MVNOs.  All of our MVNO customers purchase the wireless network service from us and can choose, if they require, any suite of services KonaTel provides.  The services that KonaTel provides include, but are not limited to, customer service, billing service and equipment procurement.

•

The third revenue channel is our Sprint commission channel.  This channel is exclusive to the Johnstown, New York, retail location.  It is a consumer product, and the customer is a Sprint direct customer.  KonaTel receives a commission from Sprint for selling the product.  All products that are sold by a direct Sprint store, including their Boost product, are sold at the Johnstown, New York, location.

•

The fourth revenue channel for us is the VETC, virtual eligible telecommunications carrier, our Lifeline service in California. KonaTel operates under the license an ETC or eligible telecommunications carrier.  We currently market through four master agencies that specialize in Lifeline products.  These master agencies support hundreds of agents who market directly to the individuals requesting Lifeline cellular phone service.  KonaTel provides phones and wireless service to the individual requiring Lifeline service.  This channel is currently KonaTel’s fourth largest revenue producer.

•

Our final revenue channel is relatively new to KonaTel.  It is the IoT or Internet of Things wireless data channel. IoT refers to the ever-growing network of physical objects that feature an IP address for Internet connectivity, and the communication that occurs between these objects and other Internet-enabled devices and systems. KonaTel markets as an IoT B2B MVNO or retailer through the independent agents and an IoT MVNE or distributor.  KonaTel offers the wireless data service to an MVNO or a direct product producer.  The direct product producer may be a company that has developed an IoT product and needs to have a wireless data carrier to make the product work.  Although, this is our newest revenue stream, we expect it to eventually be our largest.

Distribution Methods of the Products or Services

Almost all of KonaTel’s products and services are primarily sold through agents and resellers, excepting some sales direct to consumers through our single retail location in Johnstown, New York.

In New York, our retail store resells Sprint cellular service (as an agent for Sprint) and sells the Verizon cellular service; we purchase product from Telispire wholesale and repackage the product under our brand name.  Our main business revolves around our Verizon products (Verizon cellular purchased from Telispire and Verizon IoT data purchased directly from Verizon) sold both to consumers, businesses and other resellers.  Recently, KonaTel signed a direct reseller agreement with AT&T to resell their APEX suite of services, a bundle of voice (cellular) and data (IoT) services targeted specifically to businesses (not consumers).

We distribute B2B mobile, IoT and Lifeline services through independent field agents.  Agents are recruited and obtained to market these services via various means such as tradeshows, our website, word of mouth from other agents and cold calling.  Wholesale mobile and B2C retail services are sold and distributed via direct KonaTel employees.  Wholesale mobile customers are solicited and obtained also via tradeshows, our website, word of mouth within the industry and cold calling.  B2C customers are sold products and services at our Johnstown, New York, retail store location.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Wholesale cellular services are sourced either directly from the carrier or from wholesalers that sit between KonaTel and the carrier.  Carriers include Verizon and AT&T.  Wholesalers include PWG and Telispire.

Mobile Virtual Network Operator (“MVNOs”) like KonaTel or a wireless communications services provider that does not own the wireless infrastructure over which it provides services to its customers, are not required to have any licenses with any carrier to do business. KonaTel purchases services from the following sources:

•

Telispire: Verizon, Sprint and T-Mobile US, Inc. (“T-Mobile”) voice, text or data service.  Telispire, through a contract with KonaTel, has set pricing for voice, text and data wireless services per unit.  Pricing per unit is in the form of a monthly recurring charge (“MRC”) that may or may not include minutes of use, text units or data units.  Additional add on pricing per unit is available for additional data units;

•

ATT Apex: ATT voice, text or data service and ATT IoT service.  ATT Apex through a contract with KonaTel has set pricing for voice, text and data and IoT wireless services per unit.  Pricing per unit is in the form of an MRC that may or may not include minutes of use, text units or data units.  Additional add on pricing per unit is available for additional data units;

•

Verizon Wireless VPP, a Verizon IoT product: Verizon VPP, through a contract with KonaTel, has set pricing for IoT wireless services per unit.  Pricing per unit is in the form of an MRC that includes data units with defined over plan use pricing;

•

Orbcomm, an Orbcomm T-Mobile IoT Product: Orbcomm, through a contract with KonaTel, has set pricing for IoT wireless services per unit.  Pricing per unit is in the form of an MRC that include data units with defined over plan use pricing; and

•

Global Connection Inc. of America, doing business as “StandUP Wireless”: StandUP Wireless through a contract with KonaTel has set pricing for Lifeline wireless services per unit.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

KonaTel was recently approved by the United States Patent and Trademark Office for the trademark “Lifeline+” and now needs to demonstrate the use of this trademark to finalize the Trademark.

Its current ETC agreement expires on July 27, 2018, and is automatically renewed for an additional 12 months unless either party provides notice to the other within three months of the end of the term of its intention to terminate the agreement.

We are under contract with all our service providers, some under an initial term, but all with automatic one-year renewals.

All of our MVNOs (Sub-Resellers), under our MVNE model, are under contract with KonaTel, some under an initial term, but all with automatic one-year renewals, unless KonaTel is notified 120 days prior to contract expiration term.

Competition

The wireless telecommunications industry is highly competitive.  Our primary competitors include national carriers, such as AT&T, Verizon, Sprint and T-Mobile. These national providers are facility-based and are significantly larger than us and enjoy trade name and trademark public recognition internationally, as well as greater resources scale and competitive advantages and direct FCC licenses, among other substantial factors, as compared to us. In addition, our competitors include numerous smaller regional carriers, existing MVNOs and ETCs, such as TracFone Wireless, Inc. (“TracFone”) and Assurance Wireless, many of which offer or plan to offer Lifeline services, and no-contract postpaid and prepaid service plans. Competitive factors within the wireless telecommunications industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies, and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation.  Other competitors have sought to add ancillary services, like mobile video, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on margins as companies compete to retain their current customer base and continue to add new developments, many proprietary or patented, and customers.

Need for any Governmental Approval of Principal Products or Services

The FCC has a number of complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911 and E-911 services, porting telephone numbers, roaming, disabilities access, privacy and cyber security, consumer protection, and the universal service and Lifeline programs. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or results of operations. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

KonaTel is pursuing the purchase of a United States Lifeline carrier with an FCC approved Compliance Plan.  Approval for the acquisition of a Lifeline carrier with an approved Compliance Plan rests with the FCC. Without FCC approval, we will be unable to purchase a Lifeline carrier with an FCC approved Compliance Plan.  Lifeline was created 33 years ago under President Ronald Reagan as part of the 1984 Telecommunications Act.  Under President George W. Bush, the program began to allow cell phones, and there was some initial duplication of service.  Unlike a traditional landline phone, a cell phone is not tied to a physical address. Since that time (2010 to 2012), the FCC implemented the National Lifeline Accountability Database (“NLAD”) to curb duplications.  Today, a strict process is followed and multiple forms of government issued identification are required to prove eligibility.  For every single Lifeline applicant and before Lifeline eligibility is ever approved, this information is cross-checked, in real time via software and via human oversight, against the FCC’s NLAD database.  Duplications plummeted after implementation of these new FCC procedures. Management believes there are an estimated 39 million Lifeline eligible households in the United States, and only 12 million are believed to be currently served, leaving approximately 27 million unserved/eligible households.  There are only 18 current ETCs who hold an FCC approved Compliance Plan.  No new Compliance Plans have been approved by the FCC since 2012, so Lifeline is a tightly controlled market.  We anticipate that approximately one-third of our future gross revenues will come from Lifeline services, which will be overseen by Charles L. Schneider, Jr., one of our key personnel, who has over 30 years’ experience in the Telecom Industry and was the CEO of the nation’s eighth largest Lifeline carrier for five years.  See the heading “Significant Employees” of the caption “Directors and Executive Officers” of this Item, below.

If this purchase is completed, we will be subject to substantial additional FCC rules and regulations that could have an adverse affect on this segment of our business.

Existing and Probable Government Regulation to Our Current and Intended Business

FCC

The FCC has a number of complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911 and E-911 services, porting telephone numbers, roaming, disabilities access, privacy and cyber security, consumer protection, and the universal service and Lifeline programs. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or results of operations. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our shareholders.

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

Number of Total Employees and Number of Full-Time Employees

We have 21 full time employees and, one part time employee.

Subsidiaries

We have one wholly-owned operating subsidiary: KonaTel, Inc., incorporated in Nevada.

Research and Development Costs During the Last Two Fiscal Years

We are not engaged in any research or development and have not devoted any efforts to research and development during our last two calendar years ended December 31, 2016, and 2015, or to the nine month period ended September 30, 2017.

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

ITEM 1A.  RISK FACTORS

RISK FACTORS

As we are a “smaller reporting company” as defined by Section 12b-2 of the Exchange Act, we are not required to provide the information under this Item or in our annual or quarterly reports filed with the SEC; however, we believe this information may be of value to our shareholders or potential investors in our Company for this filing. These risk factors should be considered in light of the caption “Forward-Looking Statements” at the forepart of this Current Report. We reserve the right not to provide risk factors in our future filings. Our primary risk factors and other considerations include:

Risks Related to the Company

We have a limited operating history (October 2014) and cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have a limited operating history, and our wireless marketing technology and solutions are an evolving business offering. As a result, investors have a limited track record by which to evaluate our future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to successfully accomplish and fund our current endeavors, which would materially impact our ability to implement our business plan, including:

•

establishing and maintaining broad market acceptance of our technology, solutions, services and platforms, and converting that acceptance into direct and indirect sources of revenue;

•

establishing and maintaining adoption of our technology, solutions, services and platforms in and on a variety of environments, experiences and device types;

•

timely and successfully developing new technology, solutions, services and platform features, and increasing the functionality and features of our existing technology, solutions, services and platform offerings;

•

developing technology, solutions, services and platforms that result in a high degree of customer satisfaction and a high level of end-customer usage;

•

successfully responding to competition, including competition from emerging technologies and solutions;

•

developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our technology, solutions, services and platforms;

•

identifying, attracting and retaining talented engineering, network operations, program management, technical services, creative services and other personnel at reasonable market compensation rates in the markets in which we employ such personnel; and

•

integration of potential evolving offerings of products and acquisitions.

Our business strategy may be unsuccessful, and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully accomplish these tasks, our business will be harmed, and we may fail.

We have experienced minimal net income since our inception in October 2014, and substantial losses, and there is no assurance that we will not continue to experience losses in our business.

We had unaudited and accountant reviewed gross revenues of approximately $9,740,000 during the year ended December 31, 2016, with cost of revenues being approximately $7,070,000, together with operating and other expenses of approximately $3,090,000, resulting in a net income of approximately $422,000; unaudited and accountant reviewed gross revenues for the year ended December 31, 2015, were approximately $6,925,000, with cost of revenues being approximately $4,470,000, along with operating and other expenses of approximately $2,830,000, resulting in a net loss of approximately ($467,000); and unaudited and accountant reviewed gross revenues for the nine month period ended September 30, 2017, of approximately $9,350,000, with cost of revenues being approximately $7,645,000, along with operating and other expenses of approximately $2,630,000, resulting in a net loss of approximately ($925,000) during this fiscal period.  If we cannot eliminate our losses and achieve profitability, our business may fail.  Audited financial statements for the years ended December 31, 2016, and 2015, and reviewed financial statements for the nine-month period ended September 30, 2017, all by a PCAOB registered auditing firm, will not be available until on or before 75 days from the Effective Time of the KonaTel Merger. Accordingly, the foregoing amounts should not be relied upon and may change in the referenced audited and reviewed financial statements.

The United States Government’s dissolution or reduction of the Lifeline Program would have a substantial adverse affect on our current and planned business operations.

•

Considering there are over 10 million current Lifeline recipients or customers, this would be a draconian move, like dissolving Medicare or Social Security, however, it is a possibility.  Government (federal and/or state) could also significantly reduce or delay Lifeline reimbursement payments to Lifeline carriers forcing Lifeline carriers to continue to provide minimum Lifeline services and at a reduced reimbursement rate.  Depending on the reimbursement reduction, a reduction would diminish earnings or even make Lifeline unprofitable.  “The FCC established the Lifeline program in 1985 to ensure that qualifying low-income consumers could afford phone service and the opportunities and security it provides. Congress supported and strengthened Lifeline in the Telecommunications Act of 1996, requiring that affordable service and advanced communications be available to low-income consumers across the country.”

•

Lifeline requires several factors to be successful.  The impact of negative government change and negative national carrier pricing have been outlined above.  In addition to those two risks, an interruption to the supply of low cost phones and/or a reduction of Lifeline agents (no access to or not enough access to agents) would have a negative impact on Lifeline.

•

Proper equipment financiering and cash resources to pay up-front commission payments (sometimes required) is critical to facilitate Lifeline, B2B and retail sales and would have a negative impact on our business.

A national carrier (Verizon, AT&T, T-Mobile or Sprint) could dissolve, reduce or restrict any wholesale program, agent program or reseller program.  This includes both voice and data IoT, which would adversely affect our business.

KonaTel, like all voice and data resellers, is dependent on the FCC licensed national carriers to provide services that can be resold for a profit.  The wireless carriers own/control their respective network (towers) and provide the wireless service.  Resellers do not own their own network and are dependent on the national carriers to provide a reseller program.  These carriers could eliminate a reseller program or reduce the profit margins making any applicable program unprofitable.  They could also implement market restorations reducing markets we could sell into and thereby having a direct adverse effect on our current and future prospects.  Similarly, one of these national carriers could reduce their own retail pricing, with no corresponding reduction in their wholesale pricing that in-turn would create a situation where a reseller is unable to make enough profit to sustain operations.  This has happened in the past with Verizon until Verizon’s wholesale (reseller) division finally reduced wholesale prices.

A wireless reseller could gain a significant price advantage over other wireless resellers by entering into a special national carrier pricing agreement not available to other resellers.

This would in-turn allow that particular reseller to “undercut” all other resellers.  This scenario could also apply to a national wireless carrier acquiring a reseller then allowing that reseller to operate with special wholesale pricing not available to other resellers.  This scenario has happened in the past (i.e., Cricket Communications, Inc. (“Cricket”) and Ultra Mobile (“Ultra”), resellers acquired by a national carrier).  Any such event could have a substantial adverse impact on our business and revenues.

The increase in the number of resellers of services and products that we provide by any national carrier could saturate the markets and market segments that KonaTel targeted customers.

Market saturation could occur when a national carrier allows too many resellers into the market and margins drop so low the reseller business model is unsustainable, and our business may suffer and fail.

A decrease in the number of wholesale voice from aggregators of these services could cause a substantial reduction in our business and customers.

We purchase IoT directly from national carriers, and purchase some of our wholesale voice from wholesale aggregators or MVNEs like Telispire and Orbcomm.  If one of these aggregators vacated the market, such action could strand many resellers of these services, like us, and could substantially reduce our current and anticipated revenues from this IoT service.

Adequate funds for our current and intended operations may not be available, requiring us to raise additional financing or curtail our current and plan operations significantly.

We will likely be required to raise additional funding through public or private debt or equity financings. Any additional equity financings may be dilutive to shareholders and may be completed at a discount to the then-current market price of our common stock, which common stock currently trades in an ill-liquid market on the OTC Pink Tier. Debt financing, if available, would likely involve restrictive covenants on our operations or pertaining to future debt or equity financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected, and we could be required to curtail our activities significantly and/or cease operating.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay a high price for capital based on the current ill-liquid market for our common stock, among other factors.

We anticipate that we will need additional capital to implement our business plan, and if we cannot attract sufficient capital from customary sources, we may be required to pay a high price for capital.

We will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a high price for any required capital. Factors affecting the availability and price of capital may include the following:

•

the availability and cost of capital generally;

•

our financial results;

•

the experience and reputation of our management team;

•

market interest, or lack of interest, in our industry and business plan;

•

the trading volume of, and volatility in, the market for our common stock, if there is a reasonable trading market for our common stock;

•

our ongoing success, or failure, in executing our business plan;

•

the amount of our capital needs; and

•

the amount of debt, options, warrants and convertible securities that may be outstanding in our Company at any time.

We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital. If we are unable to obtain capital for an extended period of time, we may be forced to discontinue or curtail our operations and we may fail.

We expect that there will be significant consolidation in our industry. Our failure or inability to lead that consolidation would have a severe adverse impact on our access to financing, customers, technology, and human resources.

Our industry is currently composed of a small number of substantial entities, and a relatively large number of small businesses, no single one of which is dominant, or which provides integrated solutions and product offerings incorporating much of the available technology. Accordingly, we believe that substantial consolidation of the smaller companies may occur in our industry in the near future as has occurred with many larger participants. If we do not play a positive role in that consolidation, either as a leader or as a participant whose capabilities and offerings are merged into a larger entity, we may be left out of this process, with product and service offerings of limited value compared with those of our competitors. Moreover, even if we lead the consolidation process, the market may not validate the decisions we make in that process.

Our success depends on our product and service technologies achieving and maintaining widespread acceptance in our targeted markets.

Our success will depend to a large extent on broad market acceptance of our wireless solutions among our current and prospective customers. Our prospective customers may still not use our solutions for a number of other reasons, including preference for static advertising, lack of familiarity with our technology, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of our technologies by prospective customers will depend primarily on the following factors:

•

our ability to demonstrate the economic and other benefits attendant to our products and services;

•

our customers becoming comfortable with using our wireless technologies; and

•

the reliability of these services and technologies.

Because we do not have long-term purchase commitments from our customers, the failure to obtain anticipated orders or the deferral or cancellation of commitments could have adverse effects on our business.

Our business is characterized by short-term purchase orders and contracts that do not require that purchases be made. This makes forecasting our sales difficult. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse effect on our business, financial condition and results of operations. We have experienced such challenges in the past and may experience such challenges in the future.

Most of our contracts are terminable by our customers with limited notice and without penalty payments, and early terminations could have a material adverse effect on our business, operating results and financial condition.

Most of our contracts are terminable by our customers following limited notice and without early termination payments or liquidated damages due from them. In addition, each stage of a project often represents a separate contractual commitment, at the end of which the customers may elect to delay or not to proceed to the next stage of the project. We cannot assure you that one or more of our customers will not terminate a material contract or materially reduce the scope of a large project. The delay, cancellation or significant reduction in the scope of a large project or a number of projects could have a material adverse effect on our business, operating results and financial condition.

Our industry is characterized by frequent technological change. If we are unable to adapt our products and services and develop new products and services to keep up with these rapid changes, we will not be able to obtain or maintain market share.

The market for our products and services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, heavy competition and frequent new product and service introductions. If we fail to develop new products and services or modify or improve existing products and services in response to these changes in technology, customer demands or industry standards, our products and services could become less competitive or obsolete.

We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in using new technologies, developing new products and services or enhancing existing products and services in a timely and cost-effective manner. Furthermore, even if we successfully adapt our products and services, these new technologies or enhancements may not achieve market acceptance.

A portion of our business involves the use of software technology that we have developed or licensed. Industries involving the ownership and licensing of software-based intellectual property are characterized by frequent intellectual-property litigation, and we could face claims of infringement by others in the industry. Such claims are costly and add uncertainty to our operational results.

A portion of our business involves our ownership and/or licensing of software. This market space is characterized by frequent intellectual-property claims and litigation. We could be subject to claims of infringement of third-party intellectual-property rights resulting in significant expense and the potential loss of our own intellectual-property rights. From time to time, third parties may assert copyright, trademark, patent or other intellectual-property rights to technologies that are important to our business. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

•

pay substantial damages;

•

cease the development, use, licensing or sale of infringing products;

•

discontinue the use of certain technology; or

•

obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms or at all.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our customers’ computer systems and interfere with the operation and use of our products or products that impact our business. These applications may attempt to interfere with our ability to communicate with our customers’ devices. The interference may occur without disclosure to or consent from our customers, resulting in a negative experience that our customers may associate with our products and services. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to provide customers with a superior interactive marketing technology experience is critical to our success. If our efforts to combat these malicious applications fail, or if our products and services have actual or perceived vulnerabilities, there may be claims based on such failure or our reputation may be harmed, which would damage our business and financial condition.

We compete with other companies that have more resources, which means we are at a distinct competitive disadvantage in our chosen industry.

The market for products and service solution technologies is generally highly competitive, and we expect competition to increase in the future. Some of our competitors or potential competitors may have significantly greater financial, technical and marketing resources than us. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than us.

We expect competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product and service introductions or enhancements by our competitors could reduce sales and the market acceptance of our products and services, cause intense price competition or make our products and services obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could adversely affect our business and financial condition.

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our success is dependent upon attracting and maintaining key personnel, including KonaTel’s founder and current sole owner, D. Sean McEwen, and various key employees, including Charles L. Schneider, Jr., from whom KonaTel acquired CS Agency, and J. William Riner, a former co-owner of Coast to Coast.  Further, if we fail to retain our key personnel or to attract, retain and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages.

Unpredictability in financing markets could impair our ability to grow our business through acquisitions.

We anticipate that opportunities to acquire similar businesses will materially depend on the availability of financing alternatives with acceptable terms. As a result, poor credit and other market conditions or uncertainty in financial markets could materially limit our ability to grow through acquisitions since such conditions and uncertainty make obtaining financing more difficult.

Our reliance on information management and transaction systems to operate our business exposes us to cyber incidents and hacking of our sensitive information if our outsourced service provider experiences a security breach.

Effective information security internal controls are necessary for us to protect our sensitive information from illegal activities and unauthorized disclosure in addition to denial of service attacks and corruption of our data. In addition, we rely on the information security internal controls maintained by our outsourced service provider. Breaches of our information management system could also adversely affect our business reputation. Finally, significant information system disruptions could adversely affect our ability to effectively manage operations or reliably report results.

Because our technology, products, platforms and services are complex and are deployed in and across complex environments, they may have errors or defects that could seriously harm our business.

Our technology, proprietary platforms, products and services are highly complex and are designed to operate in and across data centers, large and complex networks, and other elements of the digital media workflow that we do not own or control. On an ongoing basis, we need to perform proactive maintenance services on our platform and related software services to correct errors and defects. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate reporting, tracking, monitoring, and quality assurance procedures to ensure that we detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively fix errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers.

We may have insufficient network or server capacity, which could result in interruptions in our services and loss of revenues.

Our operations are dependent in part upon: network capacity provided by third-party telecommunications networks; data center services provider owned and leased infrastructure and capacity; server capacity located at the data center services provider partner or partners; and our own infrastructure and equipment. Collectively, this infrastructure, equipment, and capacity must be sufficiently robust to handle all of our customers’ wireless requirements, particularly in the event of unexpected surges in high-definition video traffic and network services incidents. We may not be adequately prepared for unexpected increases in bandwidth and related infrastructure demands from our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, outages, or such service providers going out of business. Any failure of these service providers or our own infrastructure to provide the capacity we require, due to financial or other reasons, may result in a reduction in, or interruption of, service to our customers, leading to an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses.

We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

In light of our limited resources in general, we have made no material investments in research and development over the past several years. This conserves capital in the short term. In the long term, as a result of our failure to invest in research and development, our technology and product offerings may not keep pace with the market and we may lose any existing competitive advantage. Over the long term, this may harm our revenues growth and our ability to become profitable.

Our business operations are susceptible to interruptions caused by events beyond our control.

Our business operations are susceptible to interruptions caused by events beyond our control. We are vulnerable to the following potential problems, among others:

•

our platform, technology, products, and services and underlying infrastructure, or that of our key suppliers, may be damaged or destroyed by events beyond our control, such as fires, earthquakes, floods, power outages or telecommunications failures;

•

we and our customers and/or partners may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers or current or former employees;

•

we may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers; and

•

the failure of our systems or those of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers), adversely affect our relationships with our customers and lead to lawsuits and contingent liability.

The occurrence of any of the foregoing could result in claims for consequential and other damages, significant repair and recovery expenses and extensive customer losses and otherwise have a material adverse effect on our business, financial condition and results of operations.

General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

Our business has been and could continue to be affected by general economic and market conditions. Weakness in the United States and worldwide economy could have a negative effect on our operating results. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slowdown in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by our customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for equipment, field services, servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our operations or revenues. Flat or worsening economic conditions may harm our operating results and financial condition.

The markets in which we operate are rapidly emerging, and we may be unable to compete successfully against existing or future competitors to our business.

The markets in which we operate is becoming increasingly competitive. Our current competitors generally include those that offer similar products and services. These competitors, including future new competitors who may emerge, may be able to develop comparable or superior solution capabilities, platforms, services, products and/or a series of services that provide a similar or more robust set of features and functionality than the technology, products and services we offer. If this occurs, we may be unable to grow as necessary to make our business profitable.

Whether or not we have superior products, many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven. In addition, our existing and potential future competitors may be able to use their extensive resources:

•

to develop and deploy new products and services more quickly and effectively than we can;

•

to develop, improve and expand their platforms and related infrastructures more quickly than we can;

•

to reduce costs, particularly hardware costs, because of discounts associated with large volume purchases and longer term relationships and commitments;

•

to offer less expensive products, technology, platform, and services as a result of a lower cost structure, greater capital reserves or otherwise;

•

to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

•

to take advantage of acquisition and other opportunities more readily; and

•

to devote greater resources to the marketing and sales of their products, technology, platform, and services.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our products and services, our business, financial condition and results of operations may suffer.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public “reporting company” in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited and reviewed financial statements in our reports to shareholders are substantial. If we do not provide current information about our Company to those broker-dealers who may trade in our common stock, they will not be able to trade our common stock. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financial condition, the value of our common stock, and the ability of our shareholders to resell their common stock.

Increased costs as a result of being a public company.

We have incurred, and expect to continue to incur costs associated with becoming and continuing as a public company, including, but not limited to, legal, accounting, filing and other related costs and expenses.

We do not intend to pay dividends on our common stock for the foreseeable future.

All future revenues are anticipated to be utilized for research, development and the furtherance of the business plan of KonaTel, and accordingly, it is highly unlikely that you will receive any dividends from the reorganized KonaTel in the near future, if ever.

We do not intend to provide guidance about future events in the foreseeable future.

Our Board of Directors anticipates adopting a policy that will preclude us from providing guidance about matters that may happen in the foreseeable future, though any such policy will not prohibit our responsibilities to provide forward-looking information to our shareholders and to the public in our Exchange Act filings with the SEC, including our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” required in a number of SEC reports and registration statements.

Risks Related to Our Common Stock

Our common stock trades only in an illiquid trading market.

Trading of the Company’s common stock is conducted on the OTC Markets OTC Pink Tier under the trading symbol “DALP.” This has an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and the common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock, regardless of whether we are successful in our current and planned business operations.

There is not now and there may not ever be an active market for shares of or common stock.

In general, there has been minimal trading volume in the Company’s common stock. The small trading volume will likely make it difficult for shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of the Company’s common stock publicly at the time and prices that you feel are fair or appropriate.

The Company also has a limited public float of approximately 1,629,286 shares, with approximately 1,062,050 of these shares being reflected as “restricted securities,” and there has not been an “established trading market” in the Company’s common stock.  All of the 1,062,050 shares reflected as being “restricted securities” have been held approximately three years and are believed to be freely tradeable under Rule 144 or Section 4(a)(1) of the Securities Act, based upon legal counsel’s advice. Because of the Company’s current limited public float, among other unknown factors, the OTC Markets has refused to allow the Company’s common stock to be listed on its “OTCQB Tier,” and no new application can be filed for such a listing until on or about March 31, 2018.

Furthermore, the Company may be deemed to be a “shell company” by reason of its limited business operations.  If that were the case, and assuming your shareholdings were “restricted securities, you may not be able to sell any common stock in the Company for at least one year from the filing of Form 10 Information, among other factors outlined in subparagraph (i) of SEC Rule 144, and this information would include audited financial statements of KonaTel for the years ended December 31, 2016, and 2015, and reviewed financial statements for the nine month period ended September 30, 2017, which may not be available for 75 days from the Effective Time; and this designation could certainly inhibit the ability of the Company to raise any required funding for planned operations.

If an active market for our common stock develops, there is a significant risk that the Company’s common stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control, including, but not limited to:

•

variations in our quarterly operating results;

•

announcements that our revenue or income are below analysts’ expectations;

•

general economic slowdowns;

•

sales of large blocks of our common stock by insiders and others; and

•

announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital raises.

Our common stock is subject to the “penny stock” rules of the Securities and Exchange Commission, which may make it more difficult for shareholders to sell our common stock.

The SEC has adopted Rule 15g-9, which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination, and that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of the Company’s common stock if and when such shares are eligible for sale and may cause a decline in the market value of its stock.

Because of increased regulatory efforts of governmental and quasi-governmental agencies regarding the trading of securities in the over-the-counter market, where the Company’s shares of common stock presently are quoted, the cost and expense of depositing and inducing a broker-dealer to effect sales of these shares is very costly, often in excess of price of the shares sought to be sold.

Currently, broker-dealers require legal opinions of shareholders of almost all over-the-counter stocks to deposit and sell these shares, and all of these legal opinions are required to be paid for by the shareholder; and often, two legal opinions are required, one from the shareholder’s legal counsel and one from the broker-dealer’s legal counsel.  This policy has been required of all over-the-counter shares, regardless of whether the shares have been registered with the SEC, or whether there is no legend on the stock certificate representing the shares and always if the shares are designated as “restricted securities.”  Larger, national broker-dealers will generally not even trade these securities.  The high cost of these types of legal opinions is often more than the value of the shares sought to be sold, and the process can take two to three weeks or more.  Accordingly, shareholders with limited shares of low priced stocks will be unable to economically sell their shares, regardless of whether an “established trading market” for the shares exists, and if they could sell their shares, the required selling process will inhibit their ability to sell the shares when they desire to sell their shares.

Because we became public by means of a reverse acquisition, we may not be able to attract the attention of brokerage firms.

Because we became public through a “reverse acquisition,” securities analysts of brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. Moreover, no assurance can be given that brokerage firms will want to conduct capital raises on our behalf, presently or in the future.

We have granted “piggy-back” registration rights to certain of our shareholders who hold or may purchase shares of our common stock that are “restricted securities,” and the sale of these shares of common stock could have an adverse affect on any market for the Company’s common stock that may develop in the future.

Shares of our common stock registered for resale by other shareholders may create a ceiling on any market that develops for our common stock, and may enable persons to “short” or otherwise cause material adverse affects on any such market; you may not be able to sell your shares and could lose your entire investment in our shares of common stock.

Our investors’ ownership in the Company may be diluted in the future.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present shareholders. We expect to need to issue a substantial number of shares of common stock or other securities convertible into or exercisable for common stock in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations and other business purposes. We currently anticipate offering incentive stock options for our officers, directors and others. Additional shares of common stock issued by us in the future will dilute an investor’s investment in the Company.

Directors, executive officers, principal shareholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our shareholders do not consider to be in their best interests.

As of the date of this Current Report, our directors, executive officers, principal shareholders and affiliated entities beneficially own, in the aggregate, approximately 94% of our issued and outstanding shares of common stock as of the date hereof, excluding Incentive Stock Options granted and outlined in this Current Report under the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in this Item 5.01, below. Mr. McEwen, our Chairman and Chief Executive Officer beneficially owns approximately 94% of our issued and outstanding common stock by reason of his personal holdings and the irrevocable proxies granted to him under the Shareholder Voting Agreement. As a result this ownership and various other provisions of the Shareholder Voting Agreement, he may have the ability to control the election of our board of directors and the outcome of issues requiring approval by our shareholders. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision-making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock, whether by making a tender offer or attempting to obtain control of our Company. For a more detailed discussion of the provisions of the Shareholder Voting Agreement, see the caption “Certain Relationships and Related Party Transactions and Director Independence” set forth in this Item 5.01, below.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease any trading price of our common stock.

We must maintain effective internal controls to provide reliable financial reports and to detect and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as would be possible with an effective control system in place. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

We have been assessing our internal controls to identify areas that need improvement. We are in the process of implementing changes to internal controls, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We do not own any property but do have the rights to engage in oil exploration and development on assigned leases in north central Kansas with total acreage of approximately 3,744 acres at September 30, 2017; and presently, approximately 1,290 acres.  The lease assets are valued at $171,000 as of September 30, 2017.

KonaTel has leases on the following properties:

Our Pennsylvania office and former Headquarters, consisting of approximately 7,500 square feet and located at 1910 Minno Drive, # 210, Johnstown, Pennsylvania 15905, under a lease that commenced on January 1, 2014, and expires on April 30, 2019, at a monthly rent of $5,500.

Our New York retail store, consisting of approximately of 1,500 square feet and located at 299 N Comrie Avenue, Johnstown, New York 12095, under a lease that commenced on January 1, 2003, and expired on January 1, 2007, and which is now leased on a month to month basis, at a monthly rent of $2,200.

Our Texas and Principal Executive Offices, consisting of approximately 3,000 square feet and located at 13601 Preston, Road, # E816, Dallas, Texas 75240, under a lease that commenced on December 1, 2016, and expires on December 31, 2017, at a monthly rent of $3,759.

ITEM 3:  LEGAL PROCEEDINGS

Except as indicated below, we are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any legal proceeding.

On November 1, 2014, KonaTel purchased most of the assets of Coast to Coast Cellular, Inc.  Approximately 10 months following this purchase, Coast to Coast filed for bankruptcy protection, and the bankruptcy Trustee for Coast to Coast filed legal proceedings in the United States Bankruptcy Court for the Western District of Pennsylvania on September 23, 2016, Case No. 15-70602-JAD, known as Eric E. Bononi as Trustee to Coast to Coast Cellular, Inc. v. KonaTel, Inc. et. al.  The bankruptcy Trustee alleges that KonaTel acquired the assets of Coast to Coast for less than their fair market value in its November 2014, purchase, and is seeking damages against the owners of Coast to Coast, as well as KonaTel.  KonaTel has retained legal counsel to represent it in this matter and has aggressively defended this action. KonaTel’s expert report establishes that the assets were, if anything, overvalued at date of sale, and KonaTel’s counsel anticipates that this may lead to a resolution of this case in the short term.

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (“NASD,” now “FINRA”) on June 14, 2007, under the symbol “WSPD.” Beginning September 2014, our common stock was listed under the symbol “DALP” on the OTCQB of OTC Markets.  Presently, our common stock is quoted on the OTC Pink Tier under the symbol “DALP.” No assurance can be given that any market for our common stock will develop or be maintained.

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

We have a limited public float of approximately 1,629,286 shares, with approximately 1,062,050 of these shares being reflected as “restricted securities,” and there has not been an “established trading market” in the Company’s common stock for many years.  All of the 1,062,050 shares reflected as being “restricted securities” have been held approximately three years and are believed to be freely tradeable under Rule 144 or Section 4(a)(1) of the Securities Act, based upon legal counsel’s advice. Because of our current limited public float, among other unknown factors (see the heading “Risk Related to Our Common Stock” of the caption “Risk Factors” herein), the OTC Markets has refused to allow the Company’s common stock to be listed on its “OTCQB Tier,” and no new application can be filed for such a listing until on or about March 31, 2018.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

For the Years Ended September 30,
	2017		2016
	High	Low	High	Low
First Quarter	$0.03	$0.02	$0.12	$0.03
Second Quarter	$0.35	$0.03	$0.10	$0.03
Third Quarter	$0.05	$0.05	$0.03	$0.03
Fourth Quarter	$0.20	$0.05	$0.03	$0.02

These prices were obtained from OTC Markets (www.OTCMarkets.com) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Rule 144

The following is a summary of the current requirements of Rule 144:

Securities	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Either:

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

(3)

The term ‘Form 10 information’ means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.”

Securities of a “shell company” cannot be publicly sold under Rule 144 in the absence of compliance with subparagraph (i) of Rule 144, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a “shell company” prior to it having been determined to be a “shell company.” The filing of this Current Report is intended to satisfy the filing of the “Form 10 Information” and commence the one year holding period of Rule 144(i).

If we are deemed to be a “shell company” by reason of our limited business operations, and assuming your shareholdings are “restricted securities, you may not be able to sell any common stock in the Company for at least one year from the filing of Form 10 Information, among other factors outlined in subparagraph (i) of SEC Rule 144, and this information would include audited financial statements of KonaTel for the years ended December 31, 2016, and 2015, and reviewed financial statements for the nine month period ended September 30, 2017, which may not be available for 75 days from the Effective Time; and this designation could certainly inhibit the ability of the Company to raise any required funding for planned operations.

Holders

We currently have 559 shareholders, not including an indeterminate number who may hold shares in “street name.”

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

Securities Authorized for Issuance Under Equity Compensation Plans

See the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part III, Item 11 hereof.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

12,100,000 Shares-M2 (July 19, 2017)

50,000 Shares-Daniel Ryweck (July 25, 2017)

200,000 Shares-Leonard W. Burningham (July 25, 2017)

13.500,000 Shares-D. Sean McEwen-KonaTel Merger (December 18, 2017)

3,850,000 Incentive Stock Option Agreement grants under the KonaTel Merger (December 18, 2017)

These securities were all offered and sold in reliance on the exemption from registration contained in the Securities Act under Section 4(a)(2).

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

Comparison of the Year Ended September 30, 2017, to the Year ended September 30, 2016 (Dala Petroleum only)

Results of Operations

For the year ended September 30, 2017, and the year ended September 30, 2016, we generated no revenue from operations.  We currently support operations through our financing activities through the sale of equity and issuance of debt securities.

For the year ended September 30, 2017, and the year ended September 30, 2016, general and administrative expenses were $126,853 and $170,669, respectively, for a decrease of $43,816 or 25.7%.

For the year ended September 30, 2017, non-operating expenses primarily were a gain on derivative valuation were $0 compared to $54,240 for the year ended September 30, 2016.

For the year ended September 30, 2017, and the year ended September 30, 2016, we had a net loss from operations of $140,782 and $135,740, respectively.

Additionally, we recognized preferred stock dividends of $62,758 and $69,866 for the years ended September 30, 2017, and 2016, respectively.

Liquidity and Capital Resources

As of September 30, 2017, we have $0 in cash and cash equivalents on hand. Currently, we obtain cash for operating expenses through methods of financings, primarily the issuance of convertible preferred shares of stock for cash and the issuance of debt securities.

We anticipate future losses in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next six months with existing cash on hand and issuance of equity securities.  There is no assurance funds will continue to be available through these methods of financing operations until the Company begin generating satisfactory revenue from operations.

Cash Flow from Operations

During the year ended September 30, 2017, and the year ended September 30, 2016, cash flow used in operating activities were $222,517 and $85,662, respectively.  Cash flows used in operating activities was primarily attributable to the Company’s net loss of $140,782 and $135,740 for the year ended September 30, 2017, and the year ended September 30, 2016.

Cash Flows from Investing Activities

During the period ended September 30, 2017, and the year ended September 30, 2016, cash flow used in investing activities were $0 and $0, respectively.

Cash Flows from Financing Activities

During the period ended September 30, 2017, and the year ended September 30, 2016, cash flow provided by financing activities were $215,295 and $90,010, respectively.  The funds provided by financing were comprised primarily of proceeds received from notes payable, $70,010 for 2017 and $90,010 for 2016, and proceeds from the sale of common stock of $347,500 for 2017, offset by payments of notes payable of $202,215 in 2017.

Going Concern

As the Company did not generate any revenue during the year ended September 30, 2017, we have been dependent on debt and equity financing to support our operations.  In addition to our net losses for the period of $140,782, we have experienced negative cash flows from operations of $222,517, and have an accumulated deficit of $3,118,774. These factors raise substantial doubt about our ability to continue as a going concern.

In order to obtain capital, we may need to sell additional shares of our common stock, preferred stock, debt securities or borrow funds from private lenders or banking institutions. There can be no assurance that we will be successful in obtaining additional funding in the amounts or on terms acceptable to us, if at all. If we are unable to raise additional funding as necessary, we may have to suspend our operations temporarily or cease operations entirely.

Plan of Operation

Our revenues and future profitability are substantially dependent on our ability to raise additional funds. We have suspended drilling and other exploration and development operations until the market conditions related to the price of oil have improved.  We have substantially cut administrative expenses to conserve to conserve cash.   Prior to the expiration of the leases on all but approximately 1,290 acres of our leasehold interests in mid-November, 2017, we have been evaluating these leasehold interests for several months to determine their present value and future potential for exploration, with the intention of contacting property owners and oil and gas operators active in the area of our current and expired leasehold interests to determine whether there is potential future value to us in retaining, renewing or acquiring other leasehold interests with the prospect of entering into favorable arrangements with oil and gas operators that are active in these areas to develop these properties as part of a coalition of landowners, leaseholders and operators, if and when economically feasible. Since formulating this plan for a coalition, we have made our initial contacts to approximately 140 landowners with whom we hold or have held oil and gas leases; and depending upon the responses we receive from the pre-paid post cards enclosed with our letters to these landowners, we intend to contact other landowners and oil and gas operators in the northern Kansas of our leased area concerning this planned coalition, with the intention of maximizing the value of our present oil and gas leased acreage and our substantial geologic, proprietary geophysical database and high resolution seismic data information for the mutual benefit of the Company and our shareholders.

Since the Company’s introduction to KonaTel in the summer of 2017, we have also been active in a review of many aspects of the cellular industry, and with the closing of the KonaTel Merger, our plans are to assume and execute the current and anticipated business operations of KonaTel outlined under the heading “KonaTel Business” in Part I, Item 1 hereof.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the year ended September 30, 2017.

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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations set by Regulation S-X, Rule 4-10, whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended September 30, 2017.

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

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of September 30, 2016, the Company had no outstanding obligations related to ARO liability.

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income (loss) in the years in which those temporary differences are expected to be recovered or settled.

The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return.  The Company has no liability for uncertain tax positions as of September 30, 2017 and 2016. Interest and penalties in any, related to unrecognized tax benefits would be recognized as interest expense. The Company does not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the year ended September 30, 2017 and the period ended September 30, 2016.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%.  In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet.  Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation passed prior to our September 30, 2017, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

Loss per Share

The Company follows ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended September 30, 2017, there are no potentially dilutive shares.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder's equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company chose to adopt ASU No. 2014-10 early, effective in its financial statements for the period ended September 30, 2016.

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

On November 30, 2017, the Company adopted ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet.  A reporting entity should apply the amendment prospectively or retrospectively.  The adoption of ASU 2015-17 did not have a significant impact on its consolidated financial statements as the Company continues to provide a full valuation allowance against its net deferred tax assets.

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

(This space intentionally left blank)

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DALA PETROLEUM CORP.

FINANCIAL STATEMENTS

September 30, 2017

Green & Company, CPAs A PCAOB Registered Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:

Dala Petroleum Corp.

We have audited the accompanying consolidated balance sheet of Dala Petroleum Corp. as of September 30, 2017 and 2016, and the related consolidated statement of operations, stockholders’ deficiency, and cash flows for the years ended September 30, 2017 and 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dala Petroleum Corp. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Green & Company CPAs

Green & Company CPAs

Tampa, Florida

January 31, 2018

10320 N 56 th Street, Suite 330	Temple Terrace, FL 33617	813.606.4388

DALA PETROLEUM CORP.

Consolidated Balance Sheets

September 30,

	2017	2016

ASSETS

Current assets
Cash	$-	$7,222
Total current assets	-	7,222

Oil and natural gas properties, at cost, using the full cost method of accounting
Unproved	171,000	171,000
Total assets	$171,000	$178,222

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Notes payable	$-	$96,556
Notes payable to related parties	15,127	66,656
Accounts payable and accrued expenses	28,420	115,131
Total current liabilities	43,547	278,343
Total liabilities	43,547	278,343

Commitments and contingencies

Series A 6% preferred convertible stock, $0.01 par value, 0 and 2,008 issued and outstanding at September 30, 2017 and 2016, respectively	-	1,302,925

Stockholders’ deficit
Common stock, $0.001 par value, 50,000,000 shares authorized, 13,692,286 and 2,926,486 shares issued and outstanding at September 30, 2017 and 2016, respectively	13,692	2,926
Additional paid-in capital	3,232,535	1,572,020
Accumulated deficit	(3,118,774)	(2,977,992)
Total stockholders’ equity (deficit)	127,453	(1,403,046)

Total liabilities and stockholders’ equity (deficit)	$171,000	$178,222

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Statements of Operations

For the Years Ended September 30,

	2017	2016

Revenue, net	$-	$-

Operating expenses
General and administrative	126,853	170,669
Total costs and expenses	126,853	170,669

Other income (expense)
Gain on settlement of debt	4,912	-
Change in derivative valuation	-	54,240
Interest expense	(18,841)	(19,312)
Total non-operating expenses	(13,929)	34,929

Net loss	(140,782)	(135,740)
Dividends on preferred stock	(62,758)	(69,866)
Net loss attributable to common stock	$(203,540)	$(205,606)

Net loss per share - basic and diluted	$(0.04)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	5,075,536	9,371,197

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Statement of Shareholders’ Deficit

September 30, 2017

			Additional
	Common Stock		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2015	12,524,286	$12,524	$1,789,285	$(2,842,252)	$(1,040,443)
Dividends on preferred stock			(69,866)		(69,866)
Options vesting			49,771		49,771
Treasury stock	(9,597,800)	(9,598)	(427,402)		(437,000)
Dividends forgiven			43,567		43,567
Payable forgiven			139,701		139,701
Note payable forgiven			46,964		46,964
Net loss for the period ended September 30, 2016				(135,740)	(135,740)

Balance at September 30, 2016	2,926,486	$2,926	$1,572,020	$(2,977,992)	$(1,403,046)
Dividends on preferred stock			(62,758)		(62,758)
Forgiveness of dividends on preferred stock			145,497		145,497
Cancellation of stock	(1,584,200)	(1,584)	(14,258)		(15,842)
Issuance of common stock	12,100,000	12,100	335,400		347,500
Retirement of preferred stock			1,244,384		1,244,384
Issuance of common stock for services	250,000	250	12,250		12,500
Net loss for the period ended September 30, 2017				(140,782)	(140,782)

Balance at September 30, 2017	13,692,286	$13,692	$3,232,535	$(3,118,774)	$127,453

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

Consolidated Statements of Cash Flows

For the Years Ended September 30,

	2017	2016

Cash flows from operating activities:
Net loss	$(140,782)	$(135,740)
Adjustments to reconcile net loss to net cash used in operations:
Gain on changes in fair value of derivatives	-	(54,240)
Stock-based compensation	12,500	49,771
Changes in operating assets and liabilities:
Receivables	-	1,071
Prepaid assets	-	34,442
Accounts payable and accrued expenses	(78,355)	4,032
Accrued interest	(9,238)	8,232
Accrued interest to related parties	(6,642)	6,770
Net cash used in operating activities	(222,517)	(85,662)

Cash flows from financing activities:
Proceeds received from notes payable (including related parties)	70,010	90,010
Payments on notes payable (including related parties)	(202,215)	-
Proceeds from the sale of common stock	347,500
Net cash provided by financing activities	215,295	90,010

Net increase in cash	(7,222)	4,348
Cash at beginning of period	7,222	2,874
Cash at end of period	$0	$7,222

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash investing and financing activities
Dividends on preferred stock accrued	$58,632	$-
Retirement of preferred stock	$(1,244,384)	$-
Retirement of common stock	$(15,842)	$-
Dividends on preferred stock forgiven	$(145,497)	$43,567
Payables forgiven	$(15,519)	$139,701
Notes payable and accrued interest forgiven	$-	$46,964
Oil and natural gas properties disposed for treasury stock	$-	$(437,000)

See accompanying notes to consolidated financial statements.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

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

Dala possesses rights to engage in oil and natural gas exploration and development in north central Kansas, with total acreage of approximately 25,000 acres (the “Property”).  Since the time of the Merger, Dala is operating as an early-stage oil exploration company focused on the Property, which has oil potential at depths of less than 6,000 feet. Since May 2015, Dala had previously temporarily suspended its exploration program due to the decline in the price of oil and difficult market conditions; however, the Company is presently evaluating potential options for the extension of terms of the leases comprising the Property and funding the development of the Property, either singly or as a joint venture or with a working interest, carried or fully funded.

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

Pursuant to terms of the PCA, on May 26, 2016, the 8,567,800 shares of common stock delivered by Chisholm II shareholders were cancelled on the books and records of the Company. Prior to that, Company delivered 55,000 acres of its leased Property to Chisholm II.

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

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

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

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

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

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for layaway sales and short-term loans the carrying amounts approximate fair value due to their short maturities.

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

We currently measure and report at fair value other intangible assets (due to our impairment analysis) and derivative liabilities using ASC 820-10, Fair Value Measurement.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following tables summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

Fair Value Measurements at September 30, 2017
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

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to Property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended September 30, 2017 as it was not required.

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

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

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

During the period ended September 30, 2017, the Company incurred total $0 in oil and natural gas expenditures.

As of September 30, 2015, the Company’s oil and natural gas properties were determined to be impaired thereby reducing the unproved oil and natural gas properties to $608,000.  No additional impairment was realized for the year ended September 30, 2016 or the period ended September 30, 2017.

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

The Company uses the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation. For the year ended September 30, 2017, no revenue has been recognized as all wells are still unproved and non-producing.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company's oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of September 30, 2017, the Company had no ARO liability as no wells have been established.

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

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

Income Taxes

The Company adopted the provisions of ASC 740-10, “Accounting for Uncertain Income Tax Positions.”  When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  The Company believes its tax positions are all highly certain of being upheld upon examination.  As such, the Company has not recorded a liability for unrecognized tax benefits.  As of August 31, 2017, tax years 2014 – 2017 remain open for IRS audit and tax years 2015–2017 remain open for HM Revenue & Customs (“HMRC”) audit.  The Company has received no notice of audit from the IRS or HMRC for any of the open tax years.

The Company adopted ASC 740-10, “Definition of Settlement in FASB Interpretation No. 48,” (“ASC 740-10”), which was issued on May 2, 2007.  ASC 740-10 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.  The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under ASC 740-10. ASC 740-10 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished.  For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open.  The adoption of ASC 740-10 did not have an impact on the accompanying financial statements.

On November 30, 2017, the Company adopted ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet.  A reporting entity should apply the amendment prospectively or retrospectively.  The adoption of ASU 2015-17 did not have a significant impact on its consolidated financial statements as the Company continues to provide a full valuation allowance against its net deferred tax assets.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%.  In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet.  Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation passed prior to our September 30, 2017, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

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

During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended September 30, 2017, the potentially dilutive shares totaling 0 are anti-dilutive and are thus not added into the loss per share calculations.  Due to the anti-dilutive impact the weighted average dilutive shares outstanding for the period ended September 30, 2017, for basic and dilutive shares, are the same.

Segment Information

In accordance with the provisions of ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, the Company is required to report financial and descriptive information about its reportable operating segments. The Company does not have any operating segments as of September 30, 2017 and 2016.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

Effect of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method, nor has it determined the effect of the standard on its ongoing financial reporting.

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

NOTE 4 – GOING CONCERN

The Company has not generated any revenues, has recurring net losses, a working capital deficiency as of September 30, 2017 of $43,547, and used cash in operations of $222,517 and $85,662 for the years ended September 30, 2017 and 2016, respectively. In addition, as of September 30, 2017, the Company had an accumulated deficit and stockholders’ equity of $3,118,774 and $127,453, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

September 30, 2017

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

NOTE 5 – RELATED PARTY TRANSACTIONS

On June 2, 2014, the Company issued 10,000,000 shares of its common stock to Chisholm II in exchange for oil and gas assets.  Chisholm II was the sole shareholder of Dala Petroleum Corp. (a Nevada corporation) prior to the Merger.

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

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

On January 26, 2016, the Company entered into a letter agreement through which Pacific Oil & Gas, LLC extended the maturity date of that certain Promissory Note dated June 8, 2015 and made pursuant to the terms and conditions of the Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement dated June 8, 2015 (see Note 6).

On January 28, 2016, the Company entered into a Promissory Note (the “Mill City Note”) in the amount of $30,000 in favor of Mill City Ventures III, LLC (the “Lender”). The Mill City Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on January 28, 2017. The Mill City Note is unsecured. The Lender is a shareholder in the Company’s Series A 6% Convertible Preferred offering. The funds have been used by the Company to pay liabilities and to maintain the Company’s listing on the “OTCQB Tier.”

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

On February 17, 2016, the Company entered into a promissory note with Mill City for $30,000.  The note matures on January 28, 2017 and bears interest at the rate of 12%.  During the year ended September 30, 2016, the Company accrued $5,125 interest expense under this note. This note had a balance of $0 as of September 30, 2017 (see Note 6).

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

The above notes, as of September 30, 2017, had no balances as they were paid.

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

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

On October 18, 2016, the Company entered into a promissory note with Mill City for $10,000.  The promissory note bears an interest rate of 12% per annum. As of September 30, 2017, the balance was $0 (see Note 6).

On December 16, 2016, the Company entered into a promissory note with Mill City for $12,500. The note is payable on December 15, 2017 in the amount of $14,000. The note bears interest of 12%.  As of September 30, 2017, the balance was $0 (see Note 6).

On July 19, 2017, the Company issued 12,100,000 shares of common stock to M2 for an aggregate purchase price of $347,500.

On July 25, 2017, we resolved to issue 250,000 shares of our common stock as compensation.  We issued 50,000 shares to Daniel Ryweck for his service on our board of directors, and 200,000 to our attorney Leonard W. Burningham for his legal services in the change of control and pursuant to an Engagement Letter.

NOTE 6- NOTES PAYABLE

Notes payable, all classified as current at September 30, 2017 and 2016, consists of the following:

	September 30, 2017			September 30, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Lane Ventures	$-	$-	$-	$488	$45	$533
Alpha Capital	-	-	-	40,010	2,419	42,429
Alpha Capital	-	-	-	37,037	5,711	42,748
Alpha Capital	-	-	-	7,315	681	7,996
Lane Ventures	-	-	-	2,469	381	2,850
Total	$-	$-	$-	$87,319	$9,237	$96,556

Related Party	September 30, 2017			September 30, 2016
		Accrued			Accrued
	Principal	Interest	Total	Principal	Interest	Total
Mill City Venture	-	-	-	5,195	484	5,679
Mill City Venture	-	-	-	30,000	5,125	35,125
Mill City Venture	-	-	-	24,691	1,161	25,852
Atkinson	2,500	9	2,509	-	-	-
Atkinson	5,000	54	5,054	-	-	-
Savage	2,500	9	2,509	-	-	-
Savage	5,000	55	5,055	-	-	-
Total	$15,000	$127	$15,127	$59,886	$6,770	$66,656

On June 15, 2015, the Company received funds from a demanded Promissory Note (the “Note”) that it entered into on June 8, 2015 in the amount of $99,999 in favor of Pacific Oil & Gas, LLC (the “Lender”). The Note bears an interest rate of 12% per annum and all principal and accrued interest will be due and payable by the Company to the Lender on December 31, 2015. The Note is secured by a Mortgage, Deed of Trust, Assignment of Production, Security Agreement and Financing Statement that was filed on June 25, 2015 against the Company’s Evans 9-1 lease in McPherson County, Kansas. The trustee of the Lender is the Company’s director, Clancy Cottman, and the funds delivered to the Company by the Lender were provided by a group of the Company’s Series A 6% Convertible Preferred shareholders. As of September 30, 2017, the Company received proceeds of $97,500.  On January 26, 2016, Lender extended the maturity date to March 1, 2016.  During the period ended May 26, 2016, the Company accrued $10,849 interest expense under this note.  On May 26, 2016, as part of the PCA (see Note 2), the Lender forgave the principal and interest of $110,848.  On May 10, 2016, the Company and the Lender (a company managed by Clancy Cottman, the Company’s then-director), restated the Pacific Note by assigning the amounts due to four different creditors based on their initial participation in the Pacific Note as reflected in the Restated Pacific Note (see Note 5). The restated Pacific note was accounted for by separate notes.  The balance of $39,771 (includes principal and accrued interest) that was forgiven was offset to additional paid-in capital.

As part of the settlement with the Preferred Shareholders, and in association with the PCA, on May 10, 2016 certain creditors of the Company agreed to release and waive all amounts owed to them by the Company, including all amounts owed to Pacific Oil & Gas, LLC under the Restated Pacific Note.

On December 22, 2015, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $5,195. The note matures on December 22, 2016 and bears interest at the rate of 12%. As of September 30, 2017, the balance was $0.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

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

On December 22, 2015, the Company entered into a promissory note with Lane Ventures, Inc. for $488.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  As of September 30, 2017, the balance was $0.

On December 22, 2015, the Company entered into a promissory note with Alpha Capital Anstalt for $7,315.  The note matures on December 22, 2016 and bears interest at the rate of 12%.  As of September 30, 2017, the balance was $0.

On February 17, 2016, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $30,000.  The note matures on January 28, 2017 and bears interest at the rate of 12%.  As of September 30, 2017, the balance was $0.  See Note 5.

On March 30, 2016, the Company entered into a promissory note with Alpha Capital Anstalt for $40,010.  The note matures on March 30, 2017 and bears interest at the rate of 12%.  As of September 30, 2017, the balance was $0.

On May 10, 2016, the Company entered into a promissory note with Mill City Ventures III, Ltd. for $24,691. The note matures on December 31, 2016 and bears interest at the rate of 12%. As of September 30, 2017, the balance was $0.

On October 18, 2016, the Company entered into a promissory note with Mill City for $10,000.  The promissory note bears an interest rate of 12% per annum. As of September 30, 2017, the balance was $0.  See Note 5.

On December 16, 2016, the Company entered into a promissory note with Mill City for $12,500. The note is payable on December 15, 2017 in the amount of $14,000. The note bears interest of 12%.  As of September 30, 2017, the balance was $0.  See Note 5.

On January 4, 2017, the Company entered into a promissory note with Alpha Capital Anstalt for $12,510. The note bears interest of 12%.  As of September 30, 2017, the balance was $0.

On January 31, 2017, the Company entered into a promissory note with Mill City for $10,000.  The note bears interest of 12%.  As of September 30, 2017, the balance was $0.

On March 6, 2017, the Company entered into a promissory note with Alpha Capital Anstalt for $10,000.  The note beards interest of 12%.  As of September 30, 2017, the balance was $0.

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

As of September 30, 2017, these notes had a balance of $0.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

NOTE 7 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in Note 2, in fiscal year 2014, the Company sold 2,025 units consisting of a total of 2,025 shares of Series A 6% Convertible Preferred Stock and 2,893,725 warrants at the price of $1,000 per unit.  Proceeds received totaled $2,025,000 (with a net of offering costs of $1,990,000).  The warrants were valued at $711,044 and this amount was separated from the value of the preferred stock.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that is convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment) and (ii) 1,429 warrants (issued for each Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date, “ defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the United States Securities and Exchange Commission (the “SEC”), (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 shares of Series A 6% Convertible Preferred Stock, exercisable into 2,868,571 shares of common stock, remain issued and outstanding as of September 30, 2017. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock. The Company discontinued paying the quarterly dividend as of July 1, 2015 and the amount owed thereunder has been accruing since that time until May 10, 2016 at which time all accrued dividends on 675 of the 2,025 shares were waived and cancelled by those certain preferred shareholders.  The cancelled dividends were accounted for by offsetting to additional paid-in capital.

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

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of September 30, 2017, there were no Convertible Preferred Shares outstanding.

Effective December 31, 2015, the valuation of the derivative from the warrants using the Black Sholes model was no longer a liability given the decrease in the Company’s stock and the exercise price of the warrants.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

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

On July 19, 2017, the Company issued 12,100,000 shares of common stock to M2.

On July 25, 2017, we resolved to issue 250,000 shares of our common stock as compensation.  We issued 50,000 shares to Daniel Ryweck for his service on our board of directors, and 200,000 to our attorney Leonard W. Burningham for his legal services in the change of control and pursuant to an Engagement Letter.

As of September 30, 2017, there are a total of 13,692,286 common shares outstanding.

Stock-Based Compensation

On June 2, 2014, the Company granted options to acquire common shares to its Chief Executive Officer and two directors, totaling 600,000 options.  The options have an exercise price of $0.70 per share for terms of six years.  Of the total stock options, 400,000 vest equally over the next four years and 200,000 vest equally over the next two years.  The total fair value of these options at the date of grant was estimated to be $400,087, and was determined using the Black-Scholes option pricing model with expected lives of 4.25 (four-year vesting) and 3.75 years (two-year vesting), a risk-free interest rate of 1.92%, a dividend yield of 0% and expected volatility of 195%.  The expected terms were determined using the simplified method.  For the year ended September 30, 2017, the Company recorded approximately $0 of stock-based compensation expense.

On December 21, 2015, ninety days after the resignation of a former officer of the Company, his 400,000 stock options expired.

On May 9, 2016, two former directors of the Company each voluntarily cancelled 100,000 stock options awarded on June 2, 2014, related to the Partial Cancellation Agreement and their subsequent resignations.

As of September 30, 2017, there are no outstanding stock options.

NOTE 9 – DERIVATIVES

The Series A 6% Convertible Preferred Stock issued by the Company had a full-ratchet down-round provision on the exercise price, in which the investors’ conversion price is adjusted down to the share price of future financings.  Therefore, prior to September 30, 2017, following ASC 815-40, the warrants and the conversion feature of the preferred stock are not considered indexed to our own stock, and as such, the fair value of the embedded derivative liabilities are reflected on the balance sheet prior to September 30, 2017.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

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

The Company granted the investors’ registration rights on the underlying shares related to the Series A 6% Convertible Preferred Stock and warrants.  The registration rights agreement provided for a liquidated damages provision imposed upon the Company of 1.5% of the gross proceeds per month for each month that the shares are not registered.  The liquidated damages are not to exceed 9% which was met in 2015.  The Company filed a registration statement that was effective on September 12, 2014 that did not register all of the underlying shares of the Series A 6% Convertible Preferred Stock the warrants and the dividend payments required to be registered in the Registration Rights Agreement.  As of September 30, 2017, and 2016, the Company incurred registration rights penalty of $0 and $0, respectively, and the registration rights were cancelled as of July 19, 2017.

NOTE 11 – INCOME TAX

For the fiscal year 2017 and 2016, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of September 30, 2017, and 2016, the Company has net operating loss carry forwards of approximately $3,100,000 and $2,900,000, respectively. The carry forwards expire through the year 2036. The Company’s net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

On November 30, 2017, the Company adopted ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet.  A reporting entity should apply the amendment prospectively or retrospectively.  The adoption of ASU 2015-17 did not have a significant impact on its consolidated financial statements as the Company continues to provide a full valuation allowance against its net deferred tax assets.

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 34% to loss before taxes).

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2017 and 2016, respectively, are as follows:

	September 30,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$1,058,669	$1,012,517
Derivatives liabilities	-	(325,069)
Stock options	-	15,380
Total gross deferred tax assets	1,058,669	702,828
Less: Deferred tax asset valuation allowance	(1,058,669)	(702,828)
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,058,669 and $702,828 as of September 30, 2017 and 2016, respectively.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%.  In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet.  Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation passed prior to our September 30, 2017, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

NOTE 12 – CONCENTRATIONS

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist principally of temporary cash investments.

The Company places its temporary cash investments with financial institutions insured by the FDIC. No amounts exceeded federally insured limits as of September 30, 2017. There have been no losses in these accounts through September 30, 2017.

Concentration of Supplier

The Company does not rely on any particular suppliers for its services.

DALA PETROLEUM CORP.

Notes to Consolidated Financial Statements

September 30, 2017

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

Legal Matters

The Company at times is subject to other legal proceedings that arise in the ordinary course of business.  In the opinion of management, as of September 30, 2017, there are no pending or threatened legal matters.

NOTE 14 – SUBSEQUENT EVENT

On November 15, 2017, the Company entered into an Agreement and Plan of Merger (respectively, the “Merger Agreement” and the “Merger”) with Mark Savage, the Company’s President, a director and a beneficial shareholder (“Savage”), Matthew Atkinson, the Company’s Secretary, a beneficial shareholder and the Manager of our principal shareholder, M2 (“Atkinson”), M2 and Dala Acquisition, Inc., a wholly-owned Nevada corporation recently formed by us (the “Merger Subsidiary”) on the one hand; and KonaTel, Inc. and D. Sean McEwen, KonaTel’s President and sole shareholder (respectively, “KonaTel” and the “KonaTel Sole Shareholder”) on the other hand.  The Merger Agreement provides, among other terms and conditions, for our Merger Subsidiary to be merged with and into KonaTel, with KonaTel being the surviving company and becoming a wholly-owned subsidiary of the Company on the closing of the Merger.  If there is a closing of the Merger, the Company will issue 13,500,000 shares of its $0.001 par value common stock comprised of “restricted securities” as defined in SEC Rule 144 promulgated under the Securities Act, in exchange for all of the outstanding shares of common stock of KonaTel, amounting to 200,000 shares, or its total authorized securities.  The Merger was closed and filed with the Secretary of State of the State of Nevada on December 18, 2017, which was the “Effective Time” of the Merger.

Proforma financial statements, as required, are unavailable at the time of the filing of this Annual Report.  The Company will file proforma financial statements in a subsequent filing by amendment to its Current Report dated December 18, 2017.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

In evaluating the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of September 30, 2017, which arose from the limited number of number of staff at the Company and the inability to achieve proper segregation of duties:

•

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•

The Company lacked effective controls because their directors are not independent.

As a result of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended September 30, 2017.

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

ITEM 9B:  OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
D. Sean McEwen	56	Chairman, President and CEO	December 2017
Brian R. Riffle	57	Chief Financial Officer	December 2017
Matthew Atkinson	35	Secretary	July 2017
Mark Savage	51	Director	July 2017

Background and Business Experience

D. Sean McEwen

Mr. McEwen, age 56, founded KonaTel in 2014, a wireless data and voice service reseller and currently focuses his efforts exclusively on KonaTel, which supports wholesale and retail wireless lines of service throughout the United States.  From 2011 to 2013, Mr. McEwen consulted with multiple international Mobile virtual network operators (“MVNOs) in the U.S., Peru, and China.  From 2010 to 2011, he served as a founding board member of One Fund, a NYSE listed (NYSE: ONEF) exchange traded fund.  One Fund pioneered the “ETF of ETFs” concept, and in 2011, came to the attention of Russell Investments, known for their stock indices (i.e., the Russell 2000).  Russell Investments purchased One Fund in 2011.  In 2008, Mr. McEwen became a member of the venture/angel investment group, Sierra Angels (www.sierraangels.com), serving on several high-tech due diligence committees and participating in early stage funding transactions.  In early 1983, after departing college prior to graduation, he co-founded Online Data Corp.  Through a series of acquisitions/mergers, this company was eventually renamed “TriTech Software Systems” (www.tritech.com) “TriTech”).  From 1983 to 1990, it developed custom strategic software applications for numerous businesses, including E. F. Hutton Life Insurance, Travel Lodge Hotels, Foodmaker (Jack in the Box restaurants), AT&T, UCSD’s Scripps Institute of Oceanography and Visa’s Plus Systems national ATM network.

In 1991, TriTech transformed from a custom software development firm to an enterprise software development and systems integration company specializing in mission critical public safety (e.g., police, fire, and EMS) telecom software solutions.  TriTech’s flagship product, VisiCAD, was the world’s first 9-1-1 emergency dispatching system based on Microsoft technology with integrated GPS based tracking and predictive routing technology.  In 1995, TriTech won the Microsoft Most Innovative Windows Application award competing against all Windows applications worldwide.  In 1998, while Mr. McEwen was CEO, TriTech was named to the Inc. 500 as the 344th fastest growing privately-held company in the United States.  The following year, Bill Gates cited TriTech and VisiCAD in his book Business at the Speed of Thought as an example of a mission critical Windows based telecom system utilizing GPS.

Mr. McEwen served as Vice President of TriTech from 1983 to 1988, President from 1988 to 1996, Chairman/CEO from 1996 to 2000, and finally as a member of the Board of Directors, until controlling interest was sold to Westview Capital Partners in 2006.  In 2017, TriTech celebrated 34 years of continuous operation and today, with over 700 employees and over 1000 mission critical software installations across five (5) countries, is the largest public safety software company in the world.

Brian R. Riffle

Mr. Riffle, age 57, is the founder of CFO Strategies LLC of Johnstown, Pennsylvania (“CFO Strategies”), an accounting firm and consulting firm, which he founded in May 2008. CFO Strategies has 13 employees; approximately 180 small business clients and approximately 650 tax clients. It provides consulting, CFO, accounting, bookkeeping, payroll and tax services, including: CFO for businesses; entire accounting department for businesses; temporary staffing for businesses; complete payroll processing; CFO consulting and small business start-up services; and prepares taxes for corporations, small businesses, non-profits and individuals. Mr. Riffle is the Managing Partner and has extensive experience in various industries, including: Chief Financial Officer, healthcare industry; telecommunications, security, manufacturing and non-profit industries experience; Chief Executive Officer in the financial services industry and healthcare; Assistant Controller in the retail industry; Consultant in non-profit, healthcare and event management arenas; governmental treasurer and board member for over 30 years; and as a college instructor at Mount Aloysius College since 1994.  He is also a Certified Public Accountant (May 1987).

Mark Savage

Mr. Savage, age 51, is the founder and owner of M2 Capital Advisors, Inc., a Minnesota corporation (“M2 Capital”), which is a corporate advisory company with principal offices in Minnetonka, Minnesota.  For nearly two decades, M2 Capital has pioneered an innovative form of financial consulting that combines introduction to growth capital and access to corporate finance strategy and key business development services critical to the rapid growth and long-term success of emerging companies.  These services, provided by M2 Capital staff specialists and representatives, include executive recruiting and team building, human resource planning, securities and contract law, marketing strategies, brand development, strategic industry relationships, marketing communications, investor relations, business plans, white papers and corporate governance (particularly Sarbanes-Oxley, HIPPA, and Gram-Leach-Bliley).  M2 Capital’s consultative approach to early stage investing has proven to be a valuable skill set that enables entrepreneurs and early stage management teams to remain focused on core business issues while accelerating the growth of shareholder value.  M2 Capital has provided early stage services to innovative companies developing new technologies and services in software, biotech, e-commerce and telecom and gaming industries in the United States, Canada and Central and South America.

During these two decades, M2 Capital has specialized in founding, financing and developing growth companies in the United States.  The principal and professionals of M2 Capital have developed a successful track record of combining timely business and market strategies with effective management teams to launch and introduce early-stage funding to publicly-held companies.  M2 Capital has extensive experience in acquiring and merging operating companies into publicly-traded companies with little or no operating history.  It has implemented a format to lay the corporate, financial and regulatory foundation for companies, many of which have gone on to be traded on NASDAQ and other exchanges and that have subsequently successfully completed substantial equity and debt financings and mergers and acquisitions.

Matt Atkinson

Mr. Atkinson, age 35, has served as the President and CEO of Elev8 Marketing LLC, a Minnesota limited liability company (“Elev8 Marketing”) since April 2010, and presently.  He also served as Vice President of Sales for Griffin International from August of 2008 to March of 2010.  Mr. Atkinson’s duties as President and CEO of Elev8 Marketing have included being accountable for $500 Million in sales volume of complex product categories; directly managing a team of 19 account managers, business analysts and forecasting analysts; leading a cross functional team of 75 to develop product lines for over 37,000 retail stores; establishing relationships with senior level executives representing brands such as Microsoft, Apple, Nintendo, Disney and Proctor & Gamble; managing profit margins and forecasting in the North American markets, which increased market share from approximately 11% to approximately 72% in value video games; and as Senior Vice President of Sales and Marketing, oversaw all areas of sales, marketing, branding and distribution of the $60 Million Polaroid licensed consumer electronics business.  Mr. Atkinson received a B.S. in sports management from the University of Minnesota in 2005.

Significant Employees

We have two employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business, who are Charles L. Schneider, Jr., as CEO of KonaTel, and J. William Riner, as Vice President of Operations of KonaTel.  Both are employees and have Employment Agreements, which were assumed by the Company and are discussed below.

Charles L. Schneider, Jr.

Charles L. Schneider, Jr., age 52, has been the CEO of KonaTel since September 2016, and is a significant employee for our Company.  Mr. Schneider had an Employment Agreement with KonaTel whereby Mr. Schneider receives $15,000 a month salary and reimbursement of up to $1,000 per month in health insurance premiums.  We have assumed and will be honoring this Employment Agreement, which is automatically extended on a yearly basis.  A copy of this Employment Agreement is filed as an Exhibit to this Current Report in Item 9.01 hereof.

Mr. Schneider has over 30 years of telecommunication experience at a Fortune 500 company, small/startup companies and other telecom companies in between.  His experience includes executive management, finance, sales, network operations, engineering, and regulatory affairs.  He is responsible for all profit and loss, strategic direction, new product offerings, new market and new technologies.

Prior to his service to KonaTel, he was President and CEO of CS Agency, LLC, from May 2015 to August 2016. CS Agency was a telecom consulting and sales distribution firm specializing in distribution of prepaid and Lifeline mobile services.  Mr. Schneider as the sole owner of CS Agency, assigned five contracts to KonaTel as described in Exhibit B to his Employment Agreement.  From November 2013 to April 2015, Mr. Schneider was President and CEO of TAG Mobile, LLC, a mid-sized Mobile Virtual Network Operator and wireless Lifeline ETC based in the Dallas Metroplex area, serving 20 states.

J. William Riner

J. William Riner, age 65, is the Vice President or Director of Operations of KonaTel, a position he has held since August 1, 2016.   Mr. Riner has an Employment Agreement with KonaTel where Mr. Riner is paid $14,583.33, plus a monthly bonus based upon Monthly Net Income.  If the Monthly Net Income for the preceding calendar month is equal to or less than $40,000, there was no bonus.  For the portion of the Monthly Net Income that is greater than $50,000, the bonus is 10% of the Monthly Net income.  For the portion of the Monthly Net Income is in excess of $1,000,000, there is no additional monthly bonus.  We have assumed and will be honoring this Employment Agreement through December 31, 2017, and then on a year to year basis. The Employment Agreement is attached to this Current Report as Exhibit 10, see Item 9.01.

Prior to working for KonaTel, Mr. Riner was the CEO of Coast to Coast Cellular, Inc., from 1997 to November 2014. Coast to Coast launched as a small MVNO serving only the Johnstown, Pennsylvania, market.  Through the acquisition of four resellers, including Telecon Wireless, Coast to Coast grew from a small regional MVNO to a national MVNO and MVNE by 2004.  Mr. Riner’s efforts resulted in Coast to Coast’s growing to over $36.6 million in annual revenue by 2012.  In November 2014, Mr. Riner sold the assets of Coast to Coast to KonaTel.  Since that time, Mr. Riner has worked for KonaTel as the Vice President or Director of Operations, where he is responsible for the operational and financial-management of the Johnstown, Pennsylvania, and the Johnstown, New York, facilities of KonaTel.  In this position, he is responsible for all pricing of the reseller products, and all operational, customer service and financial personnel report directly to him.

Family Relationships

There are no family relationships between any of our officers and directors.

Involvement in Other Public Companies

None of our officers and directors is an “affiliate” of any other public companies.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers (or those in similar positions with us) has been the subject of any of the following:

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended September 30, 2017, and based upon a review of the filings contained in the Edgar Archives, all such required reports were timely filed.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  See Part IV, Item 15.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because and until our Closing of the KonaTel Merger outlined herein, we have one director and two executive officers; accordingly, we believed that we were able to effectively manage the issues normally considered by a Nominating Committee.  Now that the KonaTel Merger has been completed, a further review of this issue will no doubt be necessitated and undertaken by new management.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because and until our Closing of the KonaTel Merger outlined herein, we have one director and two executive officers; accordingly, we believed that we were able to effectively manage the issues normally considered by an Audit Committee.  Now that the KonaTel Merger has been completed, a further review of this issue will no doubt be necessitated and undertaken by new management.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our chief executive officer will be compensated according to the terms of his Employment Agreement that is filed as an Exhibit to this Annual Report and is discussed below under this caption. There are no other employment contracts, compensatory plans or arrangements, including payments to be received from us with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Summary Compensation Table

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards	sation	Total

D Sean McEwen (1)	2017	$-	$-	$-	$-	$-	$-	$-

Brian R. Riffle (2)

Matt Atkinson (3)	2017	$-	$-	$-	$-	$-	$-	$-

Mark Savage (4)	2017	$-	$-	$-	$-	$-	$-	$-

Mark Perman (5)	2017	$-	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-	$-
	2015	$-	$-	$-	$-	$-	$-	$-

Daniel Ryweck (6)	2017	$-	$-	$-	$2,500	$-	$-	$2,500
	2016	$-	$-	$-	$-	$-	$-	$-
	2015	$-	$-	$-	$-	$-	$-	$-

Thomas Howells (7)	2017	$-	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-	$-
	2015	$-	$-	$-	$-	$-	$-	$-

William Gumma (8)	2017	$-	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-	$-
	2015	$-	$-	$-	$-	$-	$-	$-

Jon Wimbish (9)	2017	$-	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$20,000	$20,000
	2015	$-	$-	$-	$-	$70,000	$10,000	$80,000

Clancy Cottman (10)	2017	$-	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-	$-
	2015	$-	$-	$-	$-	$70,000	$10,000	$80,000

E. Will Gray II (11)	2017	$-	$-	$-	$-	$-	$-	$-
	2016	$-	$-	$-	$-	$-	$-	$-
	2015	$73,077	$-	$-	$-	$280,000	$-	$353,077

(1) Mr. D. Sean McEwen was appointed as Director at the Effective Time of the KonaTel Merger.

(2) Mr. Riffle was appointed as the Chief Financial Officer at the Effective Time of the KonaTel Merger.

(3) Mr. Atkinson was appointed as Secretary on July 20, 2017.

(4) Mr. Savage was appointed as Director on July 20, 2017.

(5) Mr. Perman was appointed as Director on May 10, 2016, and as CEO and CFO on November 1, 2016.

(6) Mr. Ryweck was appointed as Director on July 6, 2016, and resigned on August 31, 2017. He was issued 50,000 shares valued at $0.05 per share on July 25, 2017, for services rendered and in consideration of a general release.

(7) Mr. Howells was appointed as CEO, CFO and Director on May 10, 2016, and resigned on November 1, 2016.

(8) Mr. Gumma was appointed as CEO, CFO and Director on August 24, 2015, and resigned on June 30, 2016.

(9) Mr. Wimbish was appointed in June 2014, and resigned on May 10, 2016.

(10) Mr. Cottman was appointed in June 2014, and resigned on May 10, 2016.

(11) Mr. Gray was appointed in June 2014, and resigned on August 21, 2015.

Outstanding Equity Awards

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards; number of unearned shares, units or other rights that have not vested (3)	Equity incentive plan awards; market or payout value of unearned shares, units or other rights that have not vested (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark Savage (1)	0	250,000	250,000	$0.22	(1)	0		0
Matthew Atkinson (2)	0	250,000	250,000	$0.22	(2)	0		0
D. Sean McEwen (3)	0	1,500,000	1,500,000	$0.22	(3)	0		0
J. William Riner (4)	0	300,000	300,000	$0.20	(4)	0		0
Charles L. Schneider Jr. (5)	0	1,500,000	1,500,000	$0.20	(5)	0		0
John Shadek (6)	0	50,000	50,000	$0.20	(6)	0		0

(1)

These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five years from vesting: 31,250 shares exercisable March 18, 2018, June 18, 2018, September 18, 2018, December 18, 2018, March 18, 2019, June 18, 2019, September 18, 2019 and December 18, 2019.

(2)

 These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five years from vesting: 31,250 shares exercisable March 18, 2018, June 18, 2018, September 18, 2018, December 18, 2018, March 18, 2019, June 18, 2019, September 18, 2019 and December 18, 2019.

(3)

 These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five years from vesting: 187,250 shares exercisable March 18, 2018, June 18, 2018, September 18, 2018, December 18, 2018, March 18, 2019, June 18, 2019, September 18, 2019 and December 18, 2019.

(4)

These options all vest on the December 31, 2018, and do not expire for a period of five years from vesting.

(5)

These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five years from vesting: 500,000 shares exercisable December 18, 2018, December 18, 2019, and December 18, 2020.

(6)

These options vest on the date of grant, which was the Effective Time of the KonaTel Merger or December 18, 2017, and do not expire for a period of five years.

Employment Agreement of D. Sean McEwen

At the Effective Time of the KonaTel Merger, we entered into an Employment Agreement with Mr. McEwen for a term of two years, under which he will serve as the Chairman and CEO of our Company, with customary duties applicable to these positions, which are described in Exhibit A thereof.  His acceptance of these positions and the actual effective date of this Employment Agreement are subject to our having secured a binding commitment for D & O Insurance for the protection of the Company and its directors and officers. Mr. McEwen will receive the following compensation under his Employment Agreement: $1,000 per month base salary; and inclusion in the Company’s healthcare plan for employees, including medical, dental and vision, which coverage also includes his spouse. He will also receive a monthly bonus, computed as follows: If the combined EBITDA (“Combined EBITDA”) exceeds $85,000 in any calendar month, where Combined EBITDA is defined to mean the combined earnings (net profits) of the Company and all of its subsidiaries or other companies owned, and from all other sources before subtracting all interest expense, all income tax, all depreciation expense, and all amortization expense, on an accrual accounting basis according to GAAP as calculated by the regular account for the Company, the Company shall pay the employee, within 20 days after the end of the calendar month, a bonus equal to 10% of the monthly Combined EBITDA.

The Employment Agreement has customary termination, trade secret and dispute resolution clauses, among others.  For additional information, see his Employment Agreement, a copy of which is attached hereto and incorporated herein by reference, in Item 9.01.

Compensation of Directors

Currently, our non-executive directors do not receive any compensation other than the incentive stock options outlined above under the heading “Outstanding Equity Awards.”

Transactions with Related Persons

Except as indicated below, none.

We suspended our Master Service Agreement with Chisholm II, giving us the rights to use Chisholm II’s existing technical exploration team to further explore and develop our leased oil and gas properties. This arrangement may be resumed when the market conditions related to oil prices improve.  See the heading “The Company History and Business” at the beginning of Item 5.01 hereof.

The Company had several promissory notes with Mill City Ventures III, LLC, which Daniel Ryweck, a former Director of the Company, is a member of Mill City Ventures III, LLC.  These obligations were all cancelled, paid or compromised under the Common Stock Purchase Agreement with M2 on July 19, 2017.  See the heading “The Company History and Business” at the beginning of Item 5.01 hereof.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” above.

Parents of the Smaller Reporting Company

We have no parents.

(This space intentionally left blank)

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of the filing of this Current Report with the SEC.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1), (3)	Percent of Class (2), (3)

M2 Equity Partners LLC 730 Washington Ave N, #620 Minneapolis, Minnesota 55401	Common	12,100,000	44.5%

Security Ownership of Officers and Directors

Name and Address of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership (1), (3)	Percent of Class (2), (3)

D. Sean McEwen	Common	13,500,000	94%

Brian R. Riffle	Common	0	0%

Matthew Atkinson	Common	4,000,000	33%

Mark Savage	Common	4,000,000	33%

All Officers and Directors as a Group	Common		94%

(1) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 27,192,286 issued (or issuable and fully-paid) and outstanding shares of common stock as of the date of this Current Report. SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

(3) Under the Shareholder Voting Agreement, Messrs. Savage and Atkinson and M2 have granted Mr. McEwen an irrevocable proxy to vote all shares owned by them for a period of two years; accordingly, Mr. McEwen is deemed to be the beneficial owner of approximately 25,600,000 shares of our outstanding 27,192,286 shares of common stock.

Shareholder Voting Agreement

For a more complete description of the Shareholder Voting Agreement, see the fourth bulleted paragraph of Item 1.01, along with the copy of the Shareholder Voting Agreement that is filed as an Exhibit to this Current Report in Item 9.01.

Lock-Up/Leak-Out Agreement

Subject to compliance with all of the applicable provisions of SEC Rule 144 as now in effect or hereafter amended, including SEC interpretations thereof, or an effective S-1 Registration Statement filed with the SEC under the Securities Act, which is accompanied by a “current” Resale Prospectus that includes shares of Common Stock covered by the Lock-Up/Leak-Out Agreement that are sought to be publicly sold by a covered shareholder through a registered broker-dealer and except as otherwise expressly provided therein, the covered shareholder may only sell his/her/its common stock subject to the following conditions, commencing on the later of six months from (i) the Effective Time of the KonaTel Merger or the date of purchase by any covered shareholder, as applicable; or (ii) the date of the filing of an 8-K Current Report with the SEC under Item 5.01(8), which includes all applicable audited and reviewed financial statements of the Company and KonaTel, as may be required by applicable securities laws and SEC rules and regulations (the “Lock-Up Period”); provided, however, the Lock-Up Period shall not cover any shares of common stock owned by a covered shareholder that is included in a registration statement, though the provisions of the Leak-Out Period shall continue to be applicable.  Following the Lock-Up Period, a covered shareholder may sell shares of common stock of the Company as follows (the “Leak-Out Period”):

•

one (1) week, no more than the greater of (5%) of the total shares of the Company publicly traded on any nationally recognized medium of a stature no less than the OTC Pink Tier over the previous ten (10) trading days; or

•

one percent of the total outstanding shares of the Company as reported in the Company’s most recently filed SEC report or registration statement in the Edgar Archives of the SEC, divided by 13 weeks, which number may be updated from time to time, based upon the number of shares reflected as being outstanding in the Company’s SEC filings, on a non-cumulative basis, meaning that if the amount of shares allowed to be sold under this subparagraph are not sold in any specific week, that the unsold amount cannot be accumulated and sold in any subsequent week or weeks with the sale of other shares that are allowed to be sold in a specific week. Any sales made by “affiliates” of the Company during the Leak-Out Period are also subject to the standard volume limitations applicable to any “affiliate” of the Company under SEC Rule 144.

•

Notwithstanding, the Company may allow any covered shareholder the right to sell or transfer shares of common stock in a bona fide private transaction or by gift or for estate planning purposes, subject to receipt of an opinion of legal counsel for the Company that there is an available exemption from registration for any such transaction under the Securities Act, and subject to any transferee’s execution and delivery of a copy of this Agreement; provided, however, in such event, the covered shareholder and any transferee in any such conveyance of shares of common stock shall be required to aggregate their respective sales of shares of common stock during the 18 month term of the Lock-Up/Leak-Out Agreement so that the combined sale of shares of common stock sold by the covered shareholder and any transferee does not exceed the number of shares of common stock that could have been sold by the covered shareholder during the Leak-Out Period as if any such transaction had not occurred; and provided, further, however, these provisions of “aggregation” shall not apply to any disposition by operation of law, including the dissolution of an “entity” covered shareholder and the distribution of shares of common stock to its shareholders or members, pro rata, according to their respective interests in any such entity, or specifically, M2.  Any private transfers of shares of common stock will also require the transferee to agree to be fully bound by the terms and conditions of the Shareholder Voting Agreement, if applicable to the covered shareholder, by delivery of a duly executed copy thereof to the “Shareholder” (as defined therein).

•

Except as otherwise provided, all shares of common stock shall be sold by a covered shareholder in “broker’s transactions” and in compliance with the “manner of sale” requirements as those terms are defined in Rule 144 of the SEC during the Leak-Out Period.

•

An appropriate legend indicating that the Lock-Up/Leak-Out Agreement is in effect shall be imprinted on each stock certificate representing shares of common stock covered thereby, and the transfer records of the Company’s transfer agent shall reflect such resale restrictions.

For a more information about the Lock-Up/Leak-Out Agreement, see the copy of the Shareholder Voting Agreement that is filed as an Exhibit to this Current Report in Item 9.01 and incorporated herein by reference.  The provisions of this Lock-Up/Leak-Out Agreement shall also apply to any participant in the planned $1,300,000 equity funding of the Company.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, there are no provisions in our Articles of Incorporation or Bylaws that would delay, defer or prevent a change in control.

Securities Authorized for Issuance under Equity Compensation Plans

See the heading “Outstanding Equity Awards” of the caption “Executive Compensation,” Part III, Item 11 hereof.

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

According to the NASDAQ definition, Mark Savage is not an independent director because he is also an executive officer of the Company and a director.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the years ended September 30, 2017 and 2016, respectively:

Fee Category	2017	2016
Audit Fees	$22,500	$22,500
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$22,500	$22,500

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements for the period ended September 30, 2017 contained in Item 8 above which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

(This space intentionally left blank)

(a) Exhibits.

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

Definitive 14C Information Statement filed with the SEC on January 8, 2018.

8-KA-1 Current Report dated November 15, 2017, filed with the SEC on December 20, 2017.

Agreement and Plan of Merger

Articles of Merger

Amended and Restated Articles of Incorporation

Amended and Restated Bylaws

Shareholder Voting Agreement

Charles L. Schneider, Jr. Stock Option Cancellation Agreement

D. Sean McEwen Employment Agreement

Charles L. Schneider, Jr. Employment Agreement

J. William Riner Employment Agreement

Form of Incentive Stock Option Agreement

Form of Lock-Up/Leak-Out Agreement

Code of Ethics

Shareholder Post Card

8-K Current Report dated November 15, 2017, and filed with the SEC on November 17, 2017.

8-K Current Report dated July 19, 2017, filed with the SEC on July 20, 2017.

Common Stock Purchase Agreement

Form of Common Stock Cancellation Agreement

Form of Preferred Stock and Warrants Cancellation Agreement (A)

Form of Preferred Stock and Warrants Cancellation Agreement (B)

Form of Debt Cancellation Agreement/ Pay-Off Letter

10-K Annual Report for the fiscal year ended September 30, 2016, filed with the SEC on January 13, 2017.

8-K Current Report dated May 10, 2016, and filed with the SEC on May 17, 2016.

8-K Current Report dated June 3, 2014, and filed with the SEC on June 3, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DALA PETROLEUM CORP.

Date:	January 31, 2018	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	January 31, 2018	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Date:	January 31, 2018	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer