Form 10-KT
period 2017-12-31
KonaTel, Inc.
filed 2018-06-29
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended

☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from October 1, 2017, to December 31, 2017

Commission File No. 001-10171

KonaTel, Inc.
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

On June 30, 2017, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $146,324, based upon the closing price on that date of the common stock of the Registrant on the OTC Markets Group (“OTC Markets”) “OTCQB Tier” system of $0.05. For purposes of this response, the Registrant has assumed that its directors, executive officers and beneficial owners of 5% or more of its common stock on June 30, 2017, were deemed “affiliates” of the Registrant.

As of June 29, 2018, the Registrant had 32,942,286 shares of its common stock, $0.001 par value, issued and outstanding.

Explanatory Note

On December 18, 2017 (the “Effective Time”), we completed an Agreement and Plan of Merger between our newly formed and wholly-owned acquisition subsidiary, and KonaTel, Inc., a Nevada corporation (respectively, “KonaTel Nevada” and the “KonaTel Nevada Merger Agreement”), whereby at the Effective Time, KonaTel Nevada was the surviving corporation and became our wholly-owned subsidiary (the “KonaTel Nevada Merger”).  Following the merger, our primary business operations have been those conducted by KonaTel Nevada.  Additional information about the KonaTel Nevada Merger is contained in our 8-KA-1 and our 8-KA-2 Current Reports dated November 15, 2017, and respectively filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2017, and April 17, 2018 (the “KonaTel Nevada Merger 8-K’s”), and is incorporated herein by reference.  These Current Reports can be viewed by Hyperlink in Part IV, Item 15 of this Transition Report.  Under the KonaTel Merger Agreement, we changed our fiscal year end from September 30, 2017, to a calendar year end; accordingly, we are filing this Transition Report for the period from October 1, 2017, to the year ended December 31, 2017.

Cautionary Statements

We have a limited public float of our outstanding common stock, and there has been no established trading market in our common stock during the past three years.  See the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II, Item 5 hereof.  These factors may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.  On or about September 29, 2017, our Application for continued quotation of our common stock on the OTC Markets Group OTCQB Tier (respectively, the “OTC Markets” and the “OTCQB Tier”) was not approved because of our limited public float and the high concentration of the ownership in our common stock in one entity at that time, among other potential reasons. With the December 18, 2017, closing of the KonaTel Nevada Merger, the percentage of ownership of our common stock in limited holders has increased, with an aggregate of 26,174,500 shares (includes 574,500 shares underlying vested options that can be exercised within 60 days of the date of this Transition Report) being deemed to be beneficially owned by D. Sean McEwen, our Chairman, CEO, President and a director, 13,500,000 shares of direct ownership and 374,500 shares underlying personally owned vested options, and 12,225,000 shares (includes 125,000 shares underlying vested options owned by others) of indirect ownership under a Shareholder Voting Agreement executed and delivered at the Effective Time of the KonaTel Nevada Merger.  Based on the present number of outstanding shares of our common stock of 33,516,786 shares, which includes all 574,500 shares underlying vested options that can be exercised within 60 days of the date of this Transition Report, Mr. McEwen is currently the beneficial owner of approximately 77.9% of our outstanding shares.  See the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 12 hereof for additional information on these computations.  No further Application could have been made by us to the OTC Markets for further consideration of quotations of our common stock on the OCTQB Tier until on or about March 31, 2018, and no determination by management has been made as to whether any such Application will be filed in the near future.  Our common stock is currently quoted on the OTC Markets OTC Pink Tier (the “OTC Pink Tier”) under the trading symbol “KTEL.”

FORWARD LOOKING STATEMENTS

In this Transition Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named Dala Petroleum Corp., which is the Registrant, and our wholly-owned subsidiary, KonaTel Nevada.

This Transition Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Transition Report. We cannot assure you that the forward-looking statements in this Transition Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Transition Report completely, and it should be read and considered with all other reports filed by us with the SEC. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I

ITEM 1.  BUSINESS

Corporate History and Business

We were incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984.  A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation.   At that time, all of our prior operations were conducted through Lee Building Products and T. A. Kilgore & Company, which owned and operated a home center in League City, Texas, about 30 miles southeast of downtown Houston, Texas. During 1990, we ceased these operations, and the secured lenders took possession our assets.

On March 11, 2000, our Board of Directors began the process of re-entering the development stage with the appointment of new officers and directors, and began the process of seeking the acquisition of new business opportunities. These efforts resulted in the completion of the acquisition of Dala Petroleum Corp., a Nevada Corporation (“Dala Nevada”), pursuant to a transaction that is described below.

On June 2, 2014, we and our newly formed and wholly-owned acquisition subsidiary, Dala Acquisition Corp., a Nevada corporation (“Dala Acquisition”), and Dala Nevada, which was wholly-owned by Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”), executed and delivered an Agreement and Plan of Merger (the “Dala Merger Agreement”) and all required or necessary documentation to complete the merger (collectively, the “Dala Merger Transaction Documents”), whereby Dala Acquisition merged with and into Dala Nevada, with Dala Nevada being the surviving company and becoming our wholly-owned subsidiary on the closing of the merger (the “Dala Merger”). Articles of Merger were filed with the Secretary of State of the State of Nevada on such date, which was the effective date of the merger.  We issued 10,000,000 shares of our common stock in exchange for all of the outstanding shares of common stock of Dala Nevada, to Dala Nevada’s sole shareholder. Following the receipt of the 10,000,000 shares, Chisholm II’s managing director approved the transfer of all of these shares to its members (or its members’ designees) on a pro rata basis. The transfer of shares to the members of Chisholm II occurred on June 8, 2014.  A condition precedent to the closing of the Dala Merger was that we would raise not less than $2,000,000 (the “Offering”) from persons who were “accredited investors” in consideration of the issuance (or the conversion) of a minimum of 2,000 shares and up to a maximum of 2,500 shares of our Series A 6% Convertible Preferred Stock at an offering price of $1,000 per Unit. Upon the closing of the Offering, we had sold 2,025 Units in the Offering, raising $2,025,000, which funds were planned to be utilized in the development of the 300 oil and gas leases we acquired in north central Kansas under the Dala Merger, with total leased acreage of approximately 80,000 acres, more or less. For additional information about the Dala Merger, see our 8-K Current Report dated June 3, 2014, and filed with the SEC on June 3, 2014, which is accessible by Hyperlink in Part IV, Item 15 hereof.

On July 24, 2014, we filed an S-1 Registration Statement with the SEC to register shares of our common stock underlying the conversion rights of our Series A 6% Convertible Preferred Stock, which became effective on September 12, 2014.

On August 29, 2014, we filed a Certificate of Amendment of Certificate of Incorporation with the State of Delaware changing our name to “Dala Petroleum Corp.”

Following the Dala Merger, we have been operating as an early-stage oil exploration company focused on our leased acreage.  We assigned the rights to explore the leased acreage to Chisholm II, an exploration and production company focused on the acquisition of Kansas oil leasehold interests and exploration and development and which was Dala Nevada’s sole shareholder prior to the Dala Merger.

In June 2015, we temporarily suspended our exploration drilling program due to the decline in the price of oil and difficult market conditions. During our fiscal years ended September 30, 2016, and 2017, we did not drill any wells.

We had established a land position over a shallow, conventional oil play in north central Kansas.  The “Play” or exploration concept was located across a four county area and was geographically defined by the boundaries of the productive North American Rift System.  The land position was concentrated over a lightly explored portion of the rift, bordered immediately on the south by productive rift-related oil fields, and to the north by significant new discoveries in southeast Nebraska, where productive rates had then been reported.  This Play concept was developed by a team of highly experienced international geologists, geophysicists and land experts, who applied regional geologic theory, proprietary geophysical databases and high resolution seismic data.

On May 16, 2016, we entered into a Partial Cancellation Agreement (the “PCA”) by and among our subsidiary, Dala Nevada, Chisholm II and certain members of Chisholm II (the “Chisholm Members”) through which Chisholm II (after receiving shares from certain of its Chisholm Members) returned a total of 8,567,800 shares of our common stock to us for cancellation.  In exchange for the return of these shares for cancellation, we assigned 55,000 acres of our leased acreage or approximately 68.75% of our total holdings, to Chisholm II.  Additionally, on May 16, 2016, our Board of Directors, as part of a settlement with our Series A 6% Convertible Preferred Stock shareholders, authorized the filing of an Amended and Restated Certificate of Designation of our Series A 6% Convertible Preferred Stock (the “COD”), which (i) changed the conversion price of such preferred stock from $0.70 per share to $0.05 per share, and (ii) eliminated Section 7 “Certain Adjustments” of the COD. For additional information about the PCA and these settlement arrangements with our Series A 6% Convertible Preferred Stock shareholders, see our 8-K Current Report dated May 16, 2016, and filed with the SEC on May 27, 2016, which is accessible by Hyperlink in Part IV, Item 15 hereof.

On May 10, 2016, we terminated our Master Services Agreement with Chisholm II and all amounts due thereunder were released by Chisholm II. For additional information about the termination of this Master Service Agreement, see our 8-K Current Report dated May 10, 2016, and filed with the SEC on May 17, 2016, which is accessible by Hyperlink in Part IV, Item 15 hereof.

On July 20, 2017, pursuant to a Common Stock Purchase Agreement dated July 19, 2017, M2 Equity Partners, LLC, a Minnesota limited liability company (“M2”), acquired 12,100,000 shares of our common stock in consideration of the sum of $347,500, which resulted in a change in control of our Company.  As part of this transaction, substantially all of our outstanding liabilities were paid or compromised, and 1,584,200 shares of our common stock, 2008 shares of our Series A 6% Convertible Preferred Stock, which comprised all of this outstanding series (or any other series) of our preferred stock, and 1,928,571 warrants that were issued in connection with the issuance of such series of preferred stock, were cancelled.  For additional information about the closing of this Common Stock Purchase Agreement, see our 8-K Current Report dated July 19, 2017, and filed with the SEC on July 20, 2017, which is accessible by Hyperlink in Part IV, Item 15 hereof.

We estimate that we had leases with landowners on approximately 7,892 acres, more or less, at June 30, 2017; leases with landowners on approximately 3,744 acres at September 30, 2017; and presently, leases with landowners on approximately 1,290 acres.

Prior to the expiration of the leases on all but approximately 1,290 acres of our leasehold interests in mid-November, 2017, we had been evaluating these leasehold interests for several months to determine their present value and future potential for exploration, with the intention of contacting landowners and oil and gas operators active in the area of our current and expired leasehold interests to determine whether there was a potential future value to us in retaining, renewing or acquiring other leasehold interests with the prospect of entering into favorable arrangements with oil and gas operators that are active in this area to develop these properties as part of a coalition of landowners, leaseholders and operators, if and when economically feasible. These activities include seeking others with an interest in funding the development, extension or renewal of leases and the acquisition of other leases, either singly or with a joint venture partner or with a working interest, carried or fully funded by any such partner or other oil and gas operator.  We have contacted all of our current and former landowners of our leased acreage (approximately 127 landowners and approximately 24% of these landowners responded with responses of interest), as well as commencing the process of identifying oil and gas operators conducting development activities in this area of north Kansas; and we have received permission from Chisholm II to contact all landowners who were lessors of the leased acreage assigned to Chisholm II under the PCA referenced above, though we have not contacted any of these landowners as of the date of this Transition Report.  We have also identified one oil and gas company that has indicated an interest in reviewing our landowner responses and our proprietary geophysical databases and high resolution seismic data on this area, and we intend engage in discussions with this entity or others about the sale or other disposition of this information and our current leases, and management has expressed its intention to maximize the value of our present oil and gas leased acreage and our substantial geologic, proprietary geophysical database and high resolution seismic data information for the mutual benefit of the Company and our shareholders, to the extent that these activities do not adversely affect the benefits of the KonaTel Nevada acquisition and our current principal business operations in any reasonable respect.

All of our designated series of shares of preferred stock have been converted, reacquired or cancelled. Accordingly, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware on November 13, 2017, which removed all of our designated series of preferred stock from our Certificate of Incorporation, while reserving our 50,000,000 authorized and unissued one mill ($0.01) par value shares of preferred stock for future issuance as the Board of Directors may designate and approve.  A copy of our Amended and Restated Certificate of Incorporation is incorporated by reference as an Exhibit to this Transition Report.  See Part IV, Item 15, Exhibit 3(i).

On November 29, 2017, we filed a Post-Effective Amendment to our registration statement that became effective on September 12, 2014, regarding the registration of the shares of our common stock underlying our Series A 6% Convertible Preferred Stock, withdrawing from registration all shares that had not been converted, amounting to 1,949,333 shares.  Only 17 of our 2025 shares of such series of preferred stock had been converted, and the remaining shares of such series were cancelled under the above referenced Common Stock Purchase Agreement.  This Post-Effective Amendment was declared effective on December 1, 2017.

The KonaTel Nevada Merger was effective on December 18, 2017.  We issued 13,500,000 shares of our one mill ($0.001) par value common stock comprised of “restricted securities” as defined in SEC Rule 144 in exchange for all of the outstanding shares of common stock of KonaTel. Following the Effective Time of the KonaTel Nevada Merger, and except as discussed below about conditions to the closing, there were approximately 27,192,286 outstanding shares of our common stock, 13,500,000 shares of which were owned by D. Sean McEwen, who was the sole shareholder of KonaTel and a party to the KonaTel Nevada Merger Agreement; 12,100,000 shares of which were owned by M2 (Messrs. Mark Savage and Matthew Atkinson are members of M2 and collectively own approximately 65.2% of M2, which equated to an indirect beneficial ownership of approximately 3,950,000 shares of our common stock by each, and with Mr. Atkinson being the sole Manager of M2, he was also the beneficial owner of all of M2’s shares of our common stock until the closing of the KonaTel Nevada Merger and the execution and delivery of the Shareholder Voting Agreement referenced below; and 1,592,286 shares, which were owned by public shareholders.  M2 and Messrs. Savage and Atkinson were also parties to the KonaTel Nevada Merger Agreement, and Mr. Savage was our President and a director; and Mr. Atkinson was our Secretary.  See Part III, Items 10 and 12 hereof.  The following additional actions were taken at the closing of the KonaTel Nevada Merger, through the execution and delivery of various additional agreements among the parties and others, and which were conditions precedent to the closing:

•

the execution and delivery of a Stock Option Cancellation Agreement by the sole option holder of shares of KonaTel Nevada (Exhibit 5.4(c));

•

the assumption of the Employment Agreements of two key employees of KonaTel Nevada (Section 6.4(b)). For additional information about these Employment Agreements, see the heading “Significant Employees” of the caption “Directors and Executive Officers” of Part III, Item 12 hereof]);

•

the execution and delivery of an Employment Agreement with Mr. McEwen, employing him as the President, CEO, Chairman of the Board and a director (Exhibit 6.4(c). For additional information on the terms and provisions of this Employment Agreement, see the heading “McEwen Employment Agreement” of the caption “Executive Compensation” of Part III, Item 11 hereof]);

•

the execution and delivery of a Shareholder Voting Agreement between the Company, Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen whereby Mr. McEwen was granted an irrevocable proxy to vote the respective shares of our common stock owned or acquired by each of the foregoing, together with various additional rights, including a right of veto on certain corporate actions, for a period of two (2) years (Exhibit 6.4(d)).  For a further description of the Shareholder Voting Agreement, see the heading “Shareholder Voting Agreement” of the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 12 hereof.

•

the reservation of 5,000,000 shares of our authorized common stock for issuance to directors, executive officers and employees, as incentives or bonuses, and the granting of an aggregate of 3,850,000 of those options at the closing, including grants to Messrs. Savage, Atkinson, Mr. McEwen and the two key employees whose Employment Agreements were assumed by the Company (Exhibit 6.4(e) [the “Form of Incentive Stock Option Agreement”]). For additional information about these option grants, see the heading “Outstanding Equity Awards” of the caption “Executive Compensation” of Part III, Item 11 hereof;

•

the execution and delivery of a Lock-Up/Leak-Out Agreement by Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen respecting the resale of their respective shares of common stock beneficially owned or subsequently acquired in the Company covering an 18 month period commencing at the closing (Exhibit 6.4(f) [the “Form of the Lock-Up/Leak-Out Agreement]). For additional information on the terms and conditions of this Lock-Up/Leak-Out Agreement, see the heading “Lock-Up/Leak-Out Agreements” of the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Part III, Item 12 hereof;

•

the adoption of Amended and Restated Bylaws (Exhibit 3(ii) hereto in Part IV, Item 15 hereof), which included provisions consistent with the terms and provisions of the Shareholder Voting Agreement;

•

the reservation of 6,500,000 shares of our common stock for offer and sale in a private placement to “accredited investors” for aggregate gross proceeds of $1,300,000 (Section 6.4(g)); and

•

the payment of $150,000 to Mr. McEwen for recent advances made to KonaTel Nevada prior to closing (Section 6.4(i)).

See Part IV, Item 15, for reference to the Exhibits that are briefly summarized above.  These summaries do not purport to be complete and are qualified in their entirety to the complete text of such Exhibits.

At the Effective Time, we changed our fiscal year from September 30 to a calendar year end of December 31 to coincide with the calendar fiscal year end of KonaTel Nevada, hence the filing of this Transition Report.

We have agreed to use our “best efforts,” in our sole discretion, under the KonaTel Nevada Merger Agreement (Section 6.4(j)), to complete the above referenced equity funding and to file a registration statement with the SEC within a reasonable time of the availability of the required audited and reviewed financial statements of the Company to register a reasonable portion of the outstanding shares of our common stock that are deemed to be “restricted securities” on a pro rata basis for resale by Company shareholders who are non-“affiliates,” with the primary purpose thereof being to increase the public float of our outstanding shares. A portion of our shares of common stock owned by our “affiliates” may also be included in any such registration statement, with all of such shares being subject to pro rata cutbacks by the SEC under SEC Rule 415 or otherwise. All of these shares are or will be subject to the terms and provisions of the Lock-Up/Leak-Out Agreement referenced above, as the private placement subscribers are also required to execute and deliver a similar agreement with any subscription, though the “Lock-Up Period” for any shares included in an effective registration statement will cease, while the provisions of the “Leak-Out Period” contained therein shall continue to apply during the 18 month term of the Lock-Up/Leak-Out Agreement.

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

On January 8, 2017, we filed a Definitive Information Statement with the SEC to change our name to “KonaTel, Inc.”  See Part IV, Item 15 hereof.

We changed our name to “KonaTel, Inc.,” effective February 5, 2018; and our trading symbol on the OTC Pink Tier, where our common stock is currently quoted, was changed from “DALP” to “KTEL,” effective February 16, 2018.

Effective February 7, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest dated as of February 5, 2018 (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, LLC, an Oklahoma limited liability company (“IM Telecom”), from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom is a “Lifeline Program” license (a Federal Communications Commission [the “FCC”] approved Compliance Plan), the transfer of ownership of which requires prior approval of the FCC.  If the transfer of the beneficial ownership of the Lifeline Program license to us is not approved by the FCC prior to April 30, 2018, or a later date agreed upon by the parties, either party may terminate the PSMI.  The parties continue to seek FCC approval of the transfer of the Lifeline Program License, and neither party has exercised its right to terminate the PSMI.  No assurance can be given that the transfer of this license will be approved.  For additional information on the PSMI, see our 8-K Current Report dated February 7, 2018, and filed with the SEC on February 12, 2018, which is accessible by Hyperlink in Part IV, Item 15 hereof.

Our name change to “KonaTel, Inc.” was effective February 5, 2018.  See our 8-K Current Report dated February 7, 2018, and filed with the SEC on February 12, 2018, in Part IV, Item 15 hereof.

We increased the number of members of our Board of Directors to five (5) members, effective February 12, 2018, and we appointed three (3) new directors to our Board of Directors on that date.  See our 8-K Current Report dated February 7, 2018, and filed with the SEC on February 12, 2018, in Part IV, Item 15 hereof.

We announced on March 8, 2018, that we had sold 4,750,000 shares of our common stock comprised of “restricted securities” to “accredited investors” under our current private placement of 6,500,000 shares for aggregate gross proceeds of $1,300,000.  We received gross proceeds of $950,000 for the sale of these shares.  See our 8-K Current Report dated March 8, 2018, and filed with the SEC on March 9, 2018, which is accessible by Hyperlink in Part IV, Item 15 hereof.  Since the filing of this 8-K Current Report, we sold an additional 1,000,000 shares under our private placement on April 13, 2018, for gross proceeds of $100,000 and a full payment credit on a $100,000 short term note payable by us to this subscriber, with interest on the note having been paid separately.  All shares were offered and sold at $0.20 per share.  See the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities” of the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II, Item 5 hereof.

On April 17, 2018, we filed an 8-KA-2 Current Report with the SEC that included the audited financial statements of KonaTel Nevada for the years ended December 31, 2016, and 2015, and its reviewed financial statements for the nine (9) month period ended September 30, 2017, along with unaudited pro forma condensed combined financial statements of us and KonaTel Nevada as of September 30, 2017, the latter consisting of a pro forma condensed combined balance sheet and a pro forma condensed combined income statement and related notes.  This Current Report can also be accessed by Hyperlink in Part IV, Item 15 hereof.

On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement referenced above were distributed to its members, pro rata, in accordance with their respective membership interests.  This action was approved by the requisite members of M2 on April 9, 2018.  All of these transferred shares remain subject to the Shareholder Voting Agreement and the Lock-Up/Leak-Out Agreement referenced above.

BUSINESS

Introduction

KonaTel Nevada was organized under the laws of the State of Nevada on October 14, 2014, by its founder and sole shareholder, D. Sean McEwen, to conduct the business of a full service cellular provider that delivered cellular products and services to individual and business customers in various retail and wholesale markets. Through its sales network, it provided these services nationwide.  In furtherance of its proposed business, on November 1, 2014, it acquired most of the assets of Coast to Coast Cellular, Inc. (“Coast to Coast”), including inventories, property, plant and equipment and goodwill valued at approximately $950,000 net of liabilities in the approximate amount of $415,000; and on November 1, 2016, it acquired the assets of CS Agency LLC (“CS Agency”), consisting of contract rights related to the cellular industry, in consideration of assuming liabilities of CS Agency in the approximate amount of $300,000.  With the completion of the KonaTel Nevada Merger, we succeeded to the current and intended business operations of KonaTel Nevada.

Presently, our cellular industry segment operations principally comprise “Mobile Voice,” which includes wholesale priced minutes, text and data to mobile resellers; “Mobile Voice (MVNOs),” which includes traditional post-paid cellular services, primarily operating on mobile networks from Verizon Communications, Inc. (“Verizon”) and AT&T Mobility, Inc. (“AT&T”), sold to small and medium sized businesses and marketed through independent commissioned sales agents; “B2B & B2C Retail,” which comprises one retail location in upstate New York that functions as a Sprint Corporation (“Sprint”) authorized agent of cellular services and products, primarily selling B2C Retail Service, and which also sells Verizon and AT&T service from that location, mostly consisting of B2B Mobile Service; and “Internet of Things” or wireless data (“IoT”), a currently untapped business segment.  The Internet of Things is the network of physical devices, vehicles and other items embedded with electronics, software, sensors and network connectivity, which enable these objects to collect and exchange data.  Each “thing” is uniquely identifiable through its embedded computing system, but is able to interoperate within the existing Internet infrastructure.  We plan to devote additional sales resources to IoT and have direct wholesale mobile data agreements with Verizon and AT&T to provide us with wireless data services.  Some of our services are contracted from aggregators or Mobile Virtual Network Enablers (“MVNEs”) that are wholesale distributors of these services, like Telispire of Wichita Falls, Texas (“Telispire”), which provides nationwide access to trusted wireless networks; and Orbcomm Inc., of Rochelle Park, New Jersey (“Orbcomm” [NASDAQ-“ORBC”]), a global provider of IoT solutions.  In addition to our current wholesale mobile data agreements with Verizon, AT&T and others, we have also developed our own CPaaS (Communications Platform as a Service) software suite, “Orion” system, for provisioning/activating and managing mobile numbers, toll-free numbers, SMS to Email forwarding service, and call forwarding service, which allows us to resell mobile numbers and toll free numbers, and which a sub-reseller customer may require in providing these services to customers; and “Lifeline (virtual),” which we recently commenced marketing as a virtual eligible telecommunications carrier (“VETC”) of “Lifeline services.” This initiative was implemented by us as a precursor to eventually purchasing a licensed Lifeline ETC so we can market these services directly in various markets where we may be licensed to provide these services. Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income consumers.  We primarily distribute our products and services through independent field agents.

We have facilities in Johnstown, New York (approximately 1,500 square feet), which includes a sales office and store front business, supervised under a General Manager, with a total of six (6) employees; Johnstown, Pennsylvania (approximately 7,500 square feet, which is primarily used for accounting, engineering, compliance and the customer service departments of our B2B agent program and our wholesale service providers, and having seven (7) employees; and Dallas, Texas (approximately 3,000 square feet), and where D. Sean McEwen, our Chairman, CEO and President, and Charles L. Schneider, Jr., KonaTel Nevada’s CEO, are employed, with four (4) full-time employees. This office serves as our corporate headquarters and principal executive offices and houses our VETC operations.  We maintain a website at www.konatel.com, for easy access to us and our products and services.

Principal Products or Services and their Markets

Our principal products and services include our wholesale priced minutes, text and data to mobile resellers, wireless voice and data services, our Orion CPaaS system for provisioning or activating and managing mobile numbers and toll-free numbers, and our Lifeline (virtual), through which we recently commenced marketing eligible FCC subsidized, fixed or mobile, telecommunications services to low-income consumers through an existing agreement with an ETC in over 20 states.  All of these product offerings are available nationwide, except the Lifeline services, from our three current locations in Johnstown, New York; Johnstown, Pennsylvania; and Dallas, Texas.

The following are our principal revenue streams:

•

Our first revenue channel is our voice, text and data MVNO channel.  The MVNO, mobile virtual network operator or retail channel, is a wireless communications services provider that does not own the wireless network infrastructure over which the MVNO provides services to its customers.  The MVNO channel provides us with the greatest ARPU (average revenue per unit) and the highest gross profit per unit.  The products sold are traditional post-paid wireless plans that include voice, text and data, wireless data only plans, and equipment that support the wireless plans. The equipment includes, but is not limited to, phones, tablets and accessories.  We market the MVNO channel products through our retail store in Johnstown, New York, under the “Telecon Wireless” brand.  These current products are sold to consumers, B2C (business to consumer), out of the storefront, and to businesses direct, B2B (business to business), by our General Manager.  We also market our products and services through independent (commissioned) sales agents through the “KonaTel” brand.  These agents market to small and medium sized businesses throughout the United States. This type of marketing is also considered B2B.

•

Our second revenue channel is our voice, text and data MNVE channel.  The MVNE, or mobile virtual network enabler, or wholesale channel, provides network infrastructure and related services, such as network subsystems, business support systems, provisioning, administration and operations support systems to MVNOs.  We provide a suite of services to the MVNOs.  All of our MVNO customers purchase the wireless network service from us and can choose, if they require, any suite of services we offer.  These related services include, but are not limited to, customer service, billing service and equipment procurement.

•

Our third revenue channel is our Sprint commission channel.  This channel is exclusive to the Johnstown, New York, retail location.  It is a consumer product, and the customer is a Sprint direct customer.  We receive a commission from Sprint for selling this product.  All products that are sold by a direct Sprint store, including their Boost product, are sold at the Johnstown, New York, location.

•

Our fourth revenue channel is our VETC, virtual eligible telecommunications carrier, our Lifeline service in California. We operate under the license of an ETC or eligible telecommunications carrier.  We currently market through five master agencies that specialize in Lifeline products.  These master agencies support dozens of field agents who market directly to the individuals requesting Lifeline cellular phone service.  We provide phones and wireless service to the individual requiring Lifeline service.  This channel is currently our fastest growing revenue producer.

•

Our fifth revenue channel is relatively new to us, which is the IoT or Internet of Things wireless data channel.  IoT refers to the ever-growing network of wireless physical objects that feature an IP address for Internet connectivity, and the communication that occurs between these objects and other Internet-enabled devices and systems.  We market as an IoT B2B reseller through independent agents.  We offer the wireless data service to businesses and direct product producers.  The direct product producer may also be a company that has developed an IoT product and needs to have a wireless data carrier to make the product work.

•

Our sixth revenue channel is our Orion CPaaS Channel.  This channel provides mobile number and toll-free number products with integrated/aggregated SMS to Email forwarding and call forwarding services.  We primarily offer this service to online retailers using a variety of social media platforms, like Facebook, and who consume mobile and toll-free numbers needed for account activation and customer service.

Distribution Methods of the Products or Services

Most of our products and services are primarily sold through agents and resellers, except our direct sales to consumers through our single retail location in Johnstown, New York.

In New York, our retail store resells Sprint cellular service (as an authorized agent for Sprint) and sells the Verizon cellular service; we purchase service from Telispire wholesale and repackage the service under our brand name.  A large part of our business revolves around our Verizon service (Verizon cellular purchased from Telispire and Verizon IoT data purchased directly from Verizon) sold both to consumers, businesses and other resellers.  Recently, we signed a direct reseller agreement with AT&T to resell their APEX (AT&T Partner Exchange) suite of services, a bundle of voice (cellular) and data (IoT) services targeted specifically to businesses (not consumers).

We primarily distribute our services through independent sales agents.  Agents are recruited and obtained to market these services via various means such as tradeshows, our website, word of mouth from other agents and cold calling.  Wholesale mobile and B2C retail services are sold and distributed via direct by our employees.  Wholesale mobile customers are solicited and obtained also via tradeshows, our website, word of mouth within the industry and cold calling.  B2C customers are sold products and services at our Johnstown, New York, retail store location.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Wholesale cellular services are sourced either directly from the carrier or from wholesalers that sit between us and the carrier.  Carriers include Verizon and AT&T.  Wholesalers include Prepaid Wireless Group (“PWG”) and Telispire.

Mobile Virtual Network Operator (“MVNOs”) like us or a wireless communications services provider that does not own the wireless infrastructure over which it provides services to its customers are not required to have any licenses with any carrier to do business.  We purchase services from the following sources:

•

Telispire: Verizon, Sprint and T-Mobile US, Inc. (“T-Mobile”) voice, text or data service.  Telispire, through a contract with us, has set pricing for voice, text and data wireless services per unit.  Pricing per unit is in the form of a monthly recurring charge (“MRC”) that may or may not include minutes of use, text units or data units.  Additional add on pricing per unit is available for additional data units;

•

AT&T APEX: AT&T voice, text or data service and AT&T IoT service.  AT&T APEX, under a contract with us, has set pricing for voice, text and data and IoT wireless services per unit.  Pricing per unit is in the form of an MRC that may or may not include minutes of use, text units or data units.  Additional add on pricing per unit is available for additional data units;

•

Verizon Wireless VPP, a Verizon IoT product: Verizon VPP, also through a contract with us, has set pricing for IoT wireless services per unit.  Pricing per unit is in the form of an MRC that includes data units with defined over plan use pricing;

•

Orbcomm, an Orbcomm T-Mobile IoT Product: Orbcomm, under a contract with us, has set pricing for IoT wireless services per unit.  Pricing per unit is in the form of an MRC that include data units with defined over plan use pricing; and

•

Global Connection Inc. of America, doing business as “StandUP Wireless”: StandUP Wireless, through a contract with us, has set pricing for Lifeline wireless services per unit.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We were recently approved by the United States Patent and Trademark Office for the trademark “Lifeline+” and now need to demonstrate the use of this trademark to finalize the Trademark.

Our current VETC agreement expires on July 27, 2018, and is automatically renewed for an additional 12 months unless either party provides notice to the other within 120 days of the end of the term of its intention to terminate the agreement.

Competition

The wireless telecommunications industry is highly competitive.  Our primary competitors include other resellers and national carriers, such as AT&T, Verizon, Sprint and T-Mobile. These national providers are facility-based and are significantly larger than us and enjoy trade name and trademark public recognition internationally, as well as greater resources, scale and competitive advantages and direct FCC licenses, among other substantial factors, as compared to us. In addition, our competitors include numerous smaller regional carriers, existing MVNOs and ETCs, such as Cricket Wireless, LLC. (“Cricket”), TracFone Wireless, Inc. (“TracFone”) and Assurance Wireless, many of which offer or plan to offer Lifeline services, and no-contract postpaid and prepaid service plans. Competitive factors within the wireless telecommunications industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies, and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation.  Other competitors have sought to add ancillary services, like mobile video, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on margins as companies compete to retain their current customer base and continue to add new developments, many proprietary or patented, and customers.

Need for any Governmental Approval of Principal Products or Services

We are pursuing the purchase of a United States Lifeline carrier with an FCC approved Compliance Plan.  Approval for the acquisition of a Lifeline carrier with an approved Compliance Plan rests with the FCC. Without FCC approval, we will be unable to purchase a Lifeline carrier with an FCC approved Compliance Plan.  Lifeline was created under President Ronald Reagan as part of the 1984 Telecommunications Act.  Under President George W. Bush, the program began to allow cell phones, and there was some initial duplication of service.  Industry reports reflect an estimated 39 million Lifeline eligible households in the United States with only about 10 million currently being served, leaving approximately 29 million unserved/eligible households.  Approximately 15 current ETCs hold an FCC approved Compliance Plan.  No new Compliance Plans have been approved by the FCC since 2012, so Lifeline is a tightly controlled market.  We anticipate that approximately one-third of our future gross revenues will come from Lifeline services, which will be overseen by Charles L. Schneider, Jr., one of our key personnel, who has over 30 years’ experience in the Telecom Industry and was the CEO of the nation’s eighth largest Lifeline carrier for five years.  See the heading “Significant Employees” of the caption “Directors and Executive Officers” of Part III, Item 10, below.

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

Emerging Growth Company

We are also an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding shareholder approval of any golden parachute payments not previously approved.  We are also only required to file audited consolidated financial statements for the previous two fiscal years in our Exchange Act filings, along with reviewed interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis and Results of Operation.”

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” until the fifth anniversary of a registered public offering.  We would also cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more, and when we become a “large accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Number of Total Employees and Number of Full-Time Employees

We have 17 full time employees and, one part-time employee.

Subsidiaries

We have one wholly-owned operating subsidiary: KonaTel, Inc., a Nevada corporation.

Research and Development Costs During the Last Two Fiscal Years

We have not engaged in any research or development and have not devoted any efforts to research and development during our last two calendar years ended December 31, 2017, and 2016.

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

(This space intentionally left blank)

ITEM 1A.  RISK FACTORS

RISK FACTORS

As we are a “smaller reporting company” as defined by Section 12b-2 of the Exchange Act, we are not required to provide the information under this Item or in our annual or quarterly reports filed with the SEC; however, we believe this information may be of value to our shareholders or potential investors in our Company for this filing. These risk factors should be considered in light of the caption “Forward-Looking Statements” at the forepart of this Transition Report. We reserve the right not to provide risk factors in our future filings. Our primary risk factors and other considerations include:

Risks Related to the Company

We have a limited operating history and cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have a limited operating history, having commenced our business operations in November of 2014, and our wireless marketing technology and solutions are an evolving business offering. As a result, investors have a limited track record by which to evaluate our future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to successfully accomplish and fund our current endeavors, which would materially impact our ability to implement our business plan, including:

•

establishing and maintaining broad market acceptance of our technology, solutions, services and platforms, and converting that acceptance into direct and indirect sources of revenue;

•

establishing and maintaining adoption of our technology, solutions, services and platforms in and on a variety of environments, experiences and types of devices;

•

timely and successfully developing new technologies, solutions, services and platform features, and increasing the functionality and features of our existing technologies, solutions, services and platform offerings;

•

developing technologies, solutions, services and platforms that result in a high degree of customer satisfaction and a high level of end-customer usage;

•

successfully responding to competition, including competition from emerging technologies and solutions;

•

developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our technologies, solutions, services and platforms;

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

We have experienced minimal net income since our inception, and have incurred substantial losses, and there is no assurance that we will not continue to experience losses in our business.  As a result, we may be unable to continue as a “going concern.”

We reported gross revenues of approximately $11,477,723, cost of revenues of approximately $9,283,398, operating and other expenses of approximately $3,907,505 and a net loss of approximately $1,713,180 for the year ended December 31, 2017; and gross revenues of approximately $9,741,779, cost of revenues of approximately $7,070,796, operating expenses and other expenses of approximately $3,173,298 and a net loss of approximately $502,315 for year ended December 31, 2016.  If we cannot eliminate our losses and achieve profitability, our business may fail.

The Company did not generate net income during the years ended December 31, 2017, and 2016, and we have been dependent upon equity financing to support our operations.  In addition to losses of $1,713,180 and $502,315 in 2017 and 2016, respectively, we have experienced negative cash flow from operations of $1,000,836 and $49,278, respectively, during these years. Our accumulated deficit as of December 31, 2017, is $3,190,873.

We believe we have ameliorated any “going concern” issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; receiving cash investments through the private placement of shares of our common stock; and the increase of revenues from the growth of our Virtual ETC program, all of which has contributed to an improvement in our working capital, resulting in a working capital surplus, without the use of additional lines of credit or borrowings.  Additionally, we also have two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to 60 days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

The United States Government’s dissolution or reduction of the Lifeline Program or the elimination of “resellers” of these services would have a substantial adverse affect on our current and planned business operations.

•

Considering there are approximately 10 million current Lifeline recipients, this would be a draconian move, like dissolving Medicare or Social Security; however, that is a possibility.  Federal or state governmental agencies could also significantly reduce or delay Lifeline reimbursement payments to Lifeline carriers, forcing Lifeline carriers to continue to provide minimum Lifeline services and at a reduced reimbursement rate.  Depending on any reimbursement reduction, a reduction would diminish earnings and could make Lifeline unprofitable.  “The FCC established the Lifeline program in 1985 to ensure that qualifying low-income consumers could afford phone service and the opportunities and security it provides. Congress supported and strengthened Lifeline in the Telecommunications Act of 1996, requiring that affordable service and advanced communications be available to low-income consumers across the country.”

•

The FCC is considering a modification to the Lifeline program rules wherein the FCC may limit Lifeline distribution to facilities-based carriers that would eliminate “resellers” of these services like us.  This modification has been open for public comment and even though public comment seems to be trending against the rule change, if it is approved by the FCC, this revision would have a substantial adverse effect on our current and planned business operations.

•

Lifeline requires several factors to be successful.  The impact of negative governmental changes and negative national carrier pricing have been outlined above.  In addition to those two risks, an interruption to the supply of low cost phones and/or a reduction of Lifeline agents (no access to or not enough access to agents) would have a negative impact on Lifeline.

•

Adequate equipment financing and available cash resources to pay up-front commission payments (sometimes required) is critical to facilitate Lifeline, B2B and retail sales and the lack of these resources would have a negative impact on our business.

A national carrier (Verizon, AT&T, T-Mobile or Sprint) could dissolve, reduce or restrict any wholesale program, agent program or reseller program.  This includes both voice and data IoT, which would adversely affect our business.

We, like all voice and data resellers, are dependent on the FCC licensed national carriers to provide services that can be resold for a profit.  The wireless carriers own/control their respective network (towers) and provide the wireless service.  Resellers do not own their own network and are dependent on the national carriers to provide a reseller program.  These carriers could eliminate a reseller program or reduce the profit margins making any applicable program unprofitable.  They could also implement market restorations reducing markets we could sell into, which would have a direct adverse affect on our current and future prospects.  Similarly, one of these national carriers could reduce their own retail pricing, with no corresponding reduction in their wholesale pricing, which could create a situation where a reseller is unable to make enough profit to sustain operations.  This has happened in the past with Verizon until Verizon’s wholesale (reseller) division finally reduced wholesale prices.

A wireless reseller could gain a significant price advantage over other wireless resellers by entering into a special national carrier pricing agreement not available to other resellers.

Any special national carrier pricing agreement that was not available to us would allow that particular reseller to “undercut” all other resellers.  This scenario could also apply to a national wireless carrier acquiring a reseller then allowing that reseller to operate with special wholesale pricing not available to other resellers.  This scenario has happened in the past with Cricket Communications, Inc. and Ultra Mobile, resellers that were acquired by a national carrier.  Any such event could have a substantial adverse impact on our business and revenues.

The increase in the number of resellers of services and products that we provide by any national carrier could saturate the markets and market segments of our targeted customers, which could affect our business adversely.

Market saturation could occur when a national carrier allows too many resellers into the market and margins drop so low the reseller business model is unsustainable, and our business may suffer and fail.

A decrease in the number of wholesale voice from aggregators of these services could cause a substantial reduction in our business and customers.

We purchase the majority of our mobile data service (IoT) directly from national carriers, and purchase some of our wholesale voice and mobile data from wholesale aggregators or MVNEs like Telispire and Orbcomm.  If one of these aggregators vacated the market, such action could strand many resellers of these services, like us, and could substantially reduce our current and anticipated revenues from our IoT service.

Adequate funds for our current and intended operations may not be available, requiring us to raise additional financing or curtail our current and planned operations significantly.

We will likely be required to raise additional funding through public or private debt or equity financings. Any additional equity financings may be dilutive to our shareholders and may be completed at a discount to the then-current market price of our common stock, which common stock currently trades in an illiquid market on the OTC Pink Tier. Debt financing, if available, would likely involve restrictive covenants on our operations or pertaining to future debt or equity financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected, and we could be required to curtail our activities significantly and/or cease operations.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay higher prices for capital based on the current illiquid market for our common stock, among other factors.

We anticipate that we will need additional capital to implement our business plan, and if we cannot attract sufficient capital from customary sources, we may be required to pay a higher price for capital.

We will need to obtain additional capital to implement our business plan and meet our financial obligations as they become due. We may not be able to raise the additional capital needed or may be required to pay a higher price for any required capital. Factors affecting the availability and price of capital may include the following:

•

the availability and cost of capital generally;

•

our financial results;

•

the experience and reputation of our management team;

•

market interest, or lack of interest, in our industry, industry segments and our business plan;

•

the trading volume of, and volatility in, the market for our common stock, assuming there is a reasonable trading market for our common stock;

•

our ongoing success, or failure, in executing our business plan;

•

the amount of our capital needs; and

•

the amount of debt, options, warrants and convertible securities that may be outstanding in our Company at any time.

We may be unable to meet our current or future obligations or to adequately exploit existing or future opportunities if we cannot raise sufficient capital. If we are unable to obtain any required capital for an extended period of time, we may be forced to discontinue or curtail our business operations and we may fail.

We expect that there will be significant consolidation in our industry. Our failure or inability to lead that consolidation would have a severe adverse impact on our access to financing, customers, technologies and human resources.

Our industry is currently composed of a small number of substantial entities, and a relatively large number of small businesses, no single one of which is dominant, or which provides integrated solutions and product offerings incorporating much of the available technology. Accordingly, we believe that substantial consolidation of the smaller companies may occur in our industry in the near future as has occurred with many larger participants. If we do not play a positive role in that consolidation, either as a leader or as a participant whose capabilities and offerings are merged into a larger entity, we may be left out of this process, with product and service offerings of limited value compared with those of our competitors. Moreover, even if we lead the consolidation process, the market may not validate the decisions we make in that process and our business will suffer and may fail.

Our success depends on our product and service technologies achieving and maintaining widespread acceptance in our targeted markets.

Our success will depend to a large extent on broad market acceptance of our wireless solutions among our current and prospective customers. Our prospective customers may be unwilling to use our solutions for a number of other reasons, including preference for static advertising, lack of familiarity with our technologies, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of our technologies by prospective customers will depend primarily on the following factors:

•

our ability to demonstrate the economic and other benefits attendant to our products and services;

•

our customers becoming comfortable with using our wireless technologies; and

•

the reliability of these services and technologies.

Because we do not have long-term purchase commitments from our customers, the failure to obtain anticipated orders or the deferral or cancellation of commitments could have an adverse affect on our business and future prospects.

Our business is characterized by short-term purchase orders and contracts that do not require that purchases be made. This makes forecasting our sales difficult. The failure to obtain anticipated orders and deferrals or cancellations of purchase commitments because of changes in customer requirements, or otherwise, could have a material adverse affect on our business, financial condition and results of operations. We have experienced such challenges in the past and may experience such challenges in the future.

Most of our contracts are terminable by our customers with limited notice and without penalty payments, and early terminations could have a material adverse affect on our business, operating results and financial condition.

Most of our contracts are terminable by our customers following limited notice and without early termination payments or liquidated damages due from them. In addition, each stage of a project often represents a separate contractual commitment, at the end of which the customer may elect to delay or not to proceed to the next stage of the project. We cannot assure you that one or more of our customers will not terminate a material contract or materially reduce the scope of any large project. The delay, cancellation or significant reduction in the scope of a large project or a number of projects could have a material adverse affect on our business, operating results and financial condition.

Our industry is characterized by frequent technological change. If we are unable to adapt our products and services and develop new products and services to keep up with these rapid changes, we will not be able to obtain or maintain market share and our business may fail.

The market for our products and services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, heavy competition and frequent new product and service introductions. If we fail to develop new products and services or modify or improve our existing products and services in response to these changes in technology, customer demands or industry standards, our products and services could become less competitive or obsolete.

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

A portion of our business involves the use of software technologies that we have developed or licensed. Industries involving the ownership and licensing of software-based intellectual property are characterized by frequent intellectual property litigation, and we could face claims of infringement by others in the industry.  Such claims are costly and add uncertainty to our operational results.

A portion of our business involves our ownership and/or licensing of software. This market space is characterized by frequent intellectual property claims and litigation. We could be subject to claims of infringement of third-party intellectual property rights resulting in significant expense and the potential loss of our own intellectual property rights. From time to time, third parties may assert copyright, trademark, patent or other intellectual property rights to technologies that are important to our business. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

•

pay substantial damages;

•

cease the development, use, licensing or sale of infringing products;

•

discontinue the use of certain technologies; or

•

obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms or at all.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our customers’ computer systems and interfere with the operation and use of our products or products that impact our business. These applications may attempt to interfere with our ability to communicate with our customers’ devices. The interference may occur without disclosure to or consent from our customers, resulting in a negative experience that our customers may associate with our products and services. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to provide customers with a superior interactive marketing technology experience is critical to our success. If our efforts to combat these malicious applications fail, or if our products and services have actual or perceived vulnerabilities, there may be claims based on such failures and our reputation may be harmed, which would damage our business and financial condition and our ability to continue our business.

We compete with other companies that have substantially greater resources, and we are at a distinct competitive disadvantage in our chosen industry.

The market for our products and service solution technologies is generally highly competitive, and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than us.

We expect competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product and service introductions or enhancements by our competitors could reduce sales and the market acceptance of our products and services, cause intense price competition or make our products and services obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer and we may fail.  Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could also adversely affect our business and financial condition.

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our success is dependent upon attracting and maintaining key personnel, including our founder, D. Sean McEwen, and various key executive employees, including Charles L. Schneider, Jr., from whom we acquired CS Agency, and J. William Riner, a former co-owner of Coast to Coast.  Further, if we fail to retain our key personnel or to attract, retain and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages.

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

Effective information security internal controls are necessary for us to protect our sensitive information from illegal activities and unauthorized disclosure, in addition to denial of service attacks and corruption of our data. Further, we rely on the information security internal controls maintained by our outsourced service provider. Breaches of our information management system could also adversely affect our business reputation. Finally, significant information system disruptions could adversely affect our ability to effectively manage operations or reliably report results.

Because our technology, products, platforms and services are complex and are deployed in and across complex environments, they may have errors or defects that could seriously harm our business.

Our technology, proprietary platforms, products and services are highly complex and are designed to operate in and across data centers, large and complex networks and other elements of the digital media workflow that we do not own or control. On an ongoing basis, we need to perform proactive maintenance services on our platform and related software services to correct errors and defects. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate reporting, tracking and monitoring and quality assurance procedures to ensure that we can detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively correct errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers and our business may fail.

We may have insufficient network or server capacity for our current and planned business, which could result in interruptions in our services and the loss of revenues, and result in a negative impact on our business.

Our operations are dependent, in part, upon network capacity provided by third-party telecommunications networks; data center services provider owned and leased infrastructure and capacity; server capacity located at the data center services provider partner or partners; and our own infrastructure and equipment. Collectively, this infrastructure, equipment and capacity must be sufficiently robust to handle all of our customers’ wireless requirements, particularly in the event of unexpected surges in high-definition video traffic and network services incidents. We may not be adequately prepared for unexpected increases in bandwidth and related infrastructure demands from our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, outages or such service providers going out of business. Any failure of these service providers or our own infrastructure to provide the capacity we require due to financial or other reasons may result in a reduction in or the interruption of service to our customers, leading to an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses, which could result in the cessation of all or part of our business operations.

We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

In light of our limited resources in general, we have made no material investments in research and development. This conserves capital in the short term. In the long term, as a result of our failure to invest in research and development, our technologies and product offerings may not keep pace with the market, and we may lose any existing competitive advantage. Over the long term, this may harm our revenue growth and our ability to become profitable.

Our business operations are susceptible to interruptions caused by events beyond our control.

Our business operations are susceptible to interruptions caused by events beyond our control. We are vulnerable to the following potential problems, among others:

•

our platform, technologies, products, and services and underlying infrastructure, or that of our key suppliers, may be damaged or destroyed by events beyond our control, such as fires, earthquakes, floods, power outages or telecommunications failures;

•

we and our customers and/or partners may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers or current or former employees;

•

we may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers; and

•

the failure of our systems or those of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers), adversely affecting our relationships with our customers and lead to lawsuits and contingent liabilities.

The occurrence of any of the foregoing could result in claims for consequential and other damages, significant repair and recovery expenses and extensive customer losses and otherwise have a material adverse affect on our business, financial condition and results of operations.

General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

Our business has been and could continue to be affected by general economic and market conditions. Weakness in the United States and worldwide economy could have a negative effect on our operating results. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slowdown in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by our customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for equipment, field services, servers, bandwidth, co-location and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our business operations or revenues. Flat or worsening economic conditions may harm our operating results and financial condition.

The markets in which we operate are rapidly emerging, and we may be unable to compete successfully against existing or future competitors to our business.

The markets in which we operate are becoming increasingly competitive. Our current competitors generally include those that offer similar products and services. These competitors, including future new competitors who may emerge, may be able to develop comparable or superior solution capabilities, platforms, services, products and/or a series of services that provide a similar or more robust set of features and functionality than the technologies, products and services we offer. If this occurs, we may be unable to grow as necessary to make our business profitable.

Regardless of whether we have superior products, many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven or in the early stage of its development. In addition, our existing and potential future competitors may be able to use their extensive resources:

•

to develop and deploy new products and services more quickly and effectively than we can;

•

to develop, improve and expand their platforms and related infrastructures more quickly than we can;

•

to reduce costs, particularly hardware costs, because of discounts associated with large volume purchases and longer term relationships and commitments;

•

to offer less expensive products, technologies, platforms and services as a result of a lower cost structure, greater capital reserves or otherwise;

•

to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

•

to take advantage of acquisition and other opportunities more readily; and

•

to devote greater resources to the marketing and sales of their products, technology, platform, and services.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our products and services, our business, financial condition and results of operations may suffer and our business may fail.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public “reporting company” in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, rules and regulations, including compliance obligations under the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited and reviewed financial statements in reports filed with the SEC, along with required communications with our shareholders, are substantial. We have incurred, and expect to continue to incur costs associated with becoming and continuing as a public company, including, but not limited to, legal, accounting, filing and other related costs and expenses.  Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financial condition, the value of our common stock and the ability of our shareholders to resell their common stock.

We do not intend to pay dividends on our common stock for the foreseeable future.

All future revenues are anticipated to be utilized for research, development and the furtherance of our business plan and our technologies, products, services and platform, and accordingly, it is highly unlikely that you will receive any dividends from us in the near future, if ever.

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

Quotations for our common stock are contained in the OTC Markets OTC Pink Tier under the trading symbol “KTEL.” This lower categorized market tier may have an adverse affect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. It may also result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock, regardless of whether we are successful in our current and planned business operations.  On or about September 29, 2017, our Application for continued quotation of our common stock on the OTC Markets Group OTCQB Tier was not approved because of our limited public float and the high concentration of the ownership in our common stock in one entity at that time, among other potential reasons. We were advised by the OTC Markets that no further Application for consideration of quotations of our common stock on the OCTQB Tier could be made by us until on or about March 31, 2018, and no determination by management has been made as to whether any such Application will be filed by us in the near future.

There is not now and there may not ever be an active market for our shares of common stock.

In general, there has been a minimal trading volume in our common stock. The small trading volume will likely make it difficult for shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

We also have a limited public float of approximately 1,529,286 shares, with approximately 909,600 of these shares being reflected as “restricted securities,” and there has not been an “established trading market” in our common stock.  All but 250,000 shares (issued in July, 2017) of the 909,600 shares reflected as being “restricted securities” have been held approximately three years and are believed to be freely tradeable under Rule 144 or Section 4(a)(1) of the Securities Act, based upon our legal counsel’s advice.  This number excludes approximately 5,750,000 shares of our common stock recently sold under our current private placement, all of which are “restricted securities” and all of which were sold in March (4,750,000) or April (1,000,000) of 2018; and 12,100,000 shares acquired by M2 on or about July 20, 2017, and which were disbursed to its members on April 24, 2018, pro rata; and 13,500,000 shares acquired by D. Sean McEwen under the KonaTel Nevada Merger on or about December 18, 2017.  The shares of common stock that can be acquired under vested and unvested Incentive Stock Options that we have granted are also not included in the foregoing.  See the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part II, Item 11, for a description of all outstanding Incentive Stock Options.

Additionally, if we do not timely file our reports required to be filed with the SEC under the Exchange Act, broker-dealers may not be able or willing to trade our common stock, and the OTC Markets will post adverse warnings on its website about such failures, which, unless such failures are corrected by us, could have an additional adverse impact on the viability of any market that may develop for our common stock.  Other adverse warnings of the OTC Markets under their current and future policies could similarly have an adverse affect on any market for our common stock, and there is no assurance that we will be able to satisfy comments or concerns of the OTC Markets, if any are expressed.

Furthermore, we may be deemed to have been a “shell company” by reason of our recent limited business operations.  If that were the case, and assuming your shareholdings were “restricted securities,” you may not be able to sell any common stock in the Company for at least one (1) year from the filing of “Form 10 Information,” among other factors outlined in subparagraph (i) of SEC Rule 144, and this information would include the audited financial statements of KonaTel Nevada for the years ended December 31, 2016, and 2015, and reviewed financial statements for the nine (9) month period ended September 30, 2017, which were filed with the SEC on April 17, 2018, in our 8-KA-2 Current Report dated November 15, 2017; and this designation could certainly inhibit the ability of the Company to raise any additional required funding for planned operations.

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

Our common stock is subject to the “penny stock” rules of the SEC, which may make it more difficult for shareholders to sell our common stock.

The SEC has adopted Rule 15g-9, which established the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a person’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person, and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Because of increased regulatory efforts of governmental and quasi-governmental agencies regarding the trading of securities in the over-the-counter market where the Company’s shares of common stock are presently quoted, the cost and expense of depositing and inducing a broker-dealer to effect sales of these shares is very costly, which can be in excess of value of the shares sought to be sold, and often includes requirements of legal opinions of both the selling shareholder’s counsel and the broker-dealer’s counsel, both at the expense of the selling shareholder.

Currently, broker-dealers require legal opinions of shareholders of almost all over-the-counter stocks to deposit and sell these shares, and all of these legal opinions are required to be paid for by the shareholder; and often, two legal opinions are required, one from the shareholder’s legal counsel and one from the broker-dealer’s legal counsel.  This policy has been required of mostly all low priced over-the-counter shares, regardless of whether the shares have been registered with the SEC, or whether there is no legend on the stock certificate representing the shares and always if the shares are designated as “restricted securities.”  Larger, national broker-dealers will generally not even trade these securities.  The high cost of these types of legal opinions is often more than the value of the shares sought to be sold, and the process can take two to three weeks or more.  Accordingly, shareholders with limited shares of low priced stocks will be unable to economically sell their shares, regardless of whether an “established trading market” for the shares exists, and if they could sell their shares, the required selling process will inhibit their ability to sell the shares when they desire to sell their shares.

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

Shares of our common stock registered for resale by other shareholders may create a ceiling on any market that develops for our common stock, and may enable persons to “short” or otherwise cause material adverse affects on any such market; you may not be able to sell your shares and you could lose your entire investment in our shares of common stock.

Our investors’ ownership in the Company may be diluted in the future.

In the future, we may issue additional authorized but previously unissued equity securities, resulting in the dilution of ownership interests of our present shareholders. We expect to need to issue a substantial number of shares of our common stock or other securities convertible into or exercisable for our common stock in connection with hiring or retaining employees, future acquisitions, raising additional capital in the future to fund our operations and other business purposes. We currently offer incentive stock options for our officers, directors and certain significant employees and may extend this policy to others. Additional shares of common stock issued by us in the future will dilute an investor’s investment in the Company.

Directors, executive officers, principal shareholders and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our shareholders do not consider to be in their best interests.

As of the date of this Transition Report, D. Sean McEwen, our Chairman and Chief Executive Officer, beneficially owns approximately 77.9% of our issued and outstanding shares of common voting stock by reason of his personal holdings and the irrevocable proxies granted to him under the Shareholder Voting Agreement executed and delivered by M2 and Messrs. Atkinson, McEwen and Savage at the closing of the KonaTel Nevada Merger.  This percentage also includes certain vested Incentive Stock Options that can be exercised within 60 days of the date of this Transition Report, all of which options are described under the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part IV, Item 11, below, and a portion of which are reflected in Mr. McEwen’s beneficial ownership of shares of our common stock under the caption “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12 hereof.  As a result this ownership and various other provisions of the Shareholder Voting Agreement, Mr. McEwen may have the ability to control the election of our board of directors, the outcome of issues requiring approval by our shareholders and other corporate actions until December 18, 2019, and beyond. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other shareholders; and could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock, whether by making a tender offer or attempting to obtain control of our Company.  For a more detailed discussion of the provisions of the Shareholder Voting Agreement, see the heading “Shareholder Voting Agreement” of the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 12 hereof.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results in a timely manner or detect fraud. Consequently, investors could lose confidence in our financial reporting, and this may adversely affect any trading price of our common stock that may then exist.

We must maintain effective internal controls to provide reliable financial reports and to detect and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as would be possible with an effective control system in place. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal controls that need improvement.

We have been assessing our internal controls to identify areas that need improvement and we are continually in the process of evaluating our internal controls. Failure to implement changes to our internal controls that we may deem to be ineffective or any others that we may identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence could have a substantial negative affect on the trading price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We do not own any property, though we do have the rights to engage in oil exploration and development on certain assigned leases in north central Kansas with total acreage of approximately 3,744 acres at December 31, 2017; and presently, approximately 1,290 acres.  These lease assets were valued at $37,475 as of December 31, 2017.

Through our wholly-owned subsidiary, KonaTel Nevada, we have leases on the following properties:

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

Our Texas and Principal Executive Offices, consisting of approximately 3,000 square feet and located at 13601 Preston, Road, # E816, Dallas, Texas 75240, under a lease that commenced on January 1, 2018, and expires on December 31, 2018, at a monthly rent of $3,819.

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

On November 1, 2014, KonaTel Nevada purchased most of the assets of Coast to Coast Cellular, Inc.  Approximately 10 months following this purchase, Coast to Coast filed for bankruptcy protection, and the bankruptcy Trustee for Coast to Coast filed legal proceedings in the United States Bankruptcy Court for the Western District of Pennsylvania on September 23, 2016, Case No. 15-70602-JAD, known as Eric E. Bononi as Trustee to Coast to Coast Cellular, Inc. v. KonaTel, Inc. et. al.  The bankruptcy Trustee alleged that KonaTel Nevada acquired the assets of Coast to Coast for less than their fair market value in its November 2014, purchase, and was seeking damages against the owners of Coast to Coast, as well as KonaTel Nevada.  KonaTel Nevada, D. Sean McEwen, our Chairman, CEO, President and a director, as Guarantor, and the bankruptcy Trustee, executed and delivered a Settlement Agreement resolving these legal proceedings against KonaTel Nevada on or about December 22, 2017, which Settlement Agreement was approved by the Chief U.S. Bankruptcy Judge of the United States Bankruptcy Court for the Western District of Pennsylvania on March 22, 2018.  Under the Settlement Agreement, KonaTel Nevada has agreed to pay the Trustee $80,000 over a period of six (6) months, which payments are personally guaranteed by Mr. McEwen, with each party unconditionally releasing the other party of any further liability and each party agreeing to pay their respective expenses involved in this proceeding.  This liability was accrued at December 31, 2016.

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on the OTC Bulletin Board of the National Association of Securities Dealers (the “NASD,” now, “FINRA”) on June 14, 2007, under the symbol “WSPD.” Beginning September 2014, our common stock was listed under the symbol “DALP” on the OTCQB of OTC Markets.  Presently, our common stock is quoted on the OTC Pink Tier under the symbol “KTEL.” No assurance can be given that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of shares of our common stock comprised of “restricted securities” pursuant to Rule 144 of the SEC, any other available exemption from registration under the Securities Act or by registration under the Securities Act by members of management or others, including any person to whom any such securities may be issued in the future, may have a substantial adverse impact on any such public market.  For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” of this Item below.  We have a limited public float of approximately 1,529,286 shares, with approximately 909,600 of these shares being reflected as “restricted securities,” and there has not been an “established trading market” in the Company’s common stock for many years.  All but 250,000 shares (issued in July, 2017) of the 909,600 shares reflected as being “restricted securities” have been held approximately three years and are believed to be freely tradeable under Rule 144 or Section 4(a)(1) of the Securities Act, based upon legal counsel’s advice. This number excludes approximately 5,750,000 shares of our common stock recently sold under our current private placement, all of which are “restricted securities” and all of which were sold in March (4,750,000) or April (1,000,000) of 2018; and 12,100,000 shares acquired by M2 on or about July 20, 2017, and which were disbursed to its members on April 24, 2018, pro rata; and 13,500,000 shares acquired by D. Sean McEwen under the KonaTel Nevada Merger on or about December 18, 2017.  The common stock that can be acquired under vested and unvested Incentive Stock Options that we have granted are also not included in the foregoing computations.  See the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part II, Item 11, for a description of all outstanding Incentive Stock Options.  Substantially all of these shares are subject to resale under Lock-Up/Leak-Out Agreements referenced herein, including those sold under our private placement.  See the heading “Lock-Up/Leak-Out Agreements” of the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 12 hereof.

Because of our current limited public float, among other unknown factors (see the heading “Risk Related to Our Common Stock” of the caption “Risk Factors” in Part I, Item 1A herein), the OTC Markets has refused to allow the Company’s common stock to be listed on its “OTCQB Tier,” and no new application could have been filed for such a listing until on or about March 31, 2018.  Management has not determined whether we will seek any such listing for quotations of our common stock.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

For the Years Ended December 31,
	2017		2016
	High	Low	High	Low
First Quarter	$0.10	$0.03	$0.12	$0.03
Second Quarter	$0.06	$0.06	$0.10	$0.03
Third Quarter	$0.11	$0.06	$0.03	$0.03
Fourth Quarter	$0.20	$0.10	$0.03	$0.02

These prices were obtained from OTC Markets and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Rule 144

The following is a summary of the current requirements of Rule 144:

Securities	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Shell Companies

The following is an excerpt from Rule 144(i) regarding resales of securities of shell companies:

(i)  Unavailability to securities of issuers with no or nominal operations and no or nominal non-cash assets.

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

(3)

The term ‘Form 10 information’ means the information that is required by Form 10 or Form 20-F (§249.220f of this chapter), as applicable to the issuer of the securities, to register under the Exchange Act each class of securities being sold under this rule.  The issuer may provide the Form 10 information in any filing of the issuer with the Commission.  The Form 10 information is deemed filed when the initial filing is made with the Commission.

Securities of a “shell company” cannot be publicly sold under Rule 144 in the absence of compliance with subparagraph (i) of Rule 144, though the SEC has implied that these restrictions would not be enforced respecting securities issued by a “shell company” prior to it having been determined to be a “shell company,” a position that would only affect shares issued prior to 1990 and is not deemed to be material to us or our shareholders’ holdings.

If we are deemed to be a “shell company” since the Dala Merger in 2014 by reason of our recent limited business operations, and assuming your shareholdings are “restricted securities,” you may not be able to sell any common stock in the Company for at least one (1) year from the filing of “Form 10 Information,” among other factors outlined in subparagraph (i) of SEC Rule 144, and this information must include the audited financial statements of KonaTel Nevada for the years ended December 31, 2016, and 2015, and reviewed financial statements for the nine month period ended September 30, 2017, along with the unaudited combined condensed pro forma financial statements of the Company and KonaTel, which were filed with the SEC on April 17, 2018, in our 8-K/A-2 dated November 15, 2017; and this designation could certainly inhibit our ability to raise any additional required funding for planned operations.

We do not believe we have been a “shell company” since our completion of the Dala Merger on June 2, 2014, following which we filed the referenced “Form 10 Information” with the SEC on June 3, 2014, in an 8-K Current Report of that date.  We have had material assets comprised of oil and gas leases from June 2, 2014, through the end of our fiscal year ended September 30, 2017, and we have expended substantial funding on oil and gas exploration activities, though our development operations have been limited during the last three fiscal years.  See our 10-K Annual Reports for the fiscal years ended September 30, 2017, and 2016, respectively filed with the SEC on February 2, 2018, and January 13, 2018, and accessible by Hyperlink in Part IV, Item 15 below.

Holders

We currently have 577 shareholders, not including an indeterminate number of shareholders who may hold their shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  All future revenues are anticipated to be utilized for research, development and the furtherance of our business plan and our technologies, products, services and platform, and accordingly, it is highly unlikely that you will receive any dividends from us in the near future, if ever.

There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

See the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part III, Item 11 hereof.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

12,100,000 Shares-M2 (July 19, 2017).

50,000 Shares-Daniel Ryweck for $2,500 in compensation (July 25, 2017).

200,000 Shares-Leonard W. Burningham, Esq. for $10,000 in compensation (July 25, 2017).

13,500,000 Shares-D. Sean McEwen-KonaTel Merger (December 18, 2017).

3,850,000 Incentive Stock Option Agreement grants under the KonaTel Merger (December 18, 2017).

300,000 Incentive Stock Option Agreement grants to newly appointed directors (February 12, 2018).

4,750,000 Shares-Private Placement at $0.20 per share for an aggregate of $950,000 (Effective March 8, 2018).

1,000,000 Shares-Private Placement at $0.20 per share for an aggregate of $200,000, $100,000 in cash and $100,000 in payment of our note to this subscriber (Effective April 13, 2018).

These securities were offered and sold pursuant to an exemption from registration under the Securities Act provided in Section 4(a)(2) thereof, and/or pursuant to Rule 506(b) of Regulation D promulgated by the SEC under the Securities Act.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Transition Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Transition Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Overview of Current and Planned Business Operations

We are a cellular reseller of wholesale priced minutes, text and data, including traditional post-paid cellular services, primarily operating on mobile networks of major communications companies like Verizon and AT&T; and we are a Sprint authorized agent of cellular services and products that principally include business to business and business to customer products and services, mostly B2B Mobile Service and Internet of Things or wireless data.  During the coming year, we plan to devote additional sales resources to IoT, and we have direct wholesale data agreements with Verizon and AT&T to provide us with our required wireless services.  We also presently provide Lifeline Program service through a virtual eligible telecommunications carrier with a Lifeline Program license; and we have entered into an agreement with IM Telecom of Oklahoma, whose principal asset is a “Lifeline Program” license issued by the FCC, to acquire 100% of the membership interest in IM Telecom, subject to approval of the transfer of this license to us as a 100% member owner of IM Telecom by the FCC, if there is an FCC approved transfer and subsequent closing of this agreement.  The parties continue to seek approval of the transfer of this license, and no assurance can be given that any such transfer will be approved by the FCC.  Lifeline was created under President Ronald Reagan as part of the 1984 Telecommunications Act.  Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income consumers.  We primarily distribute all of our products and services through independent field agents.

Comparison of the Year Ended December 31, 2017, to the Year ended December 31, 2016

Results of Operations

For the year ended December 31, 2017, we had $11,477,723 in revenues from operations compared to the year ended December 31, 2016, where we had $9,741,779 in revenue from operations.  The cost of revenue for the year ended December 31, 2017, was $9,283,398, compared to $7,070,796 for the year ended December 31, 2016.  We had a gross profit of $2,194,325 for the year ended December 31, 2017, and $2,670,983 for the year ended December 31, 2016.

For the year ended December 31, 2017, and the year ended December 31, 2016, total operating expenses were $3,797,816 and $3,148,561, respectively, for an increase of $649,255.

For the year ended December 31, 2017, non-operating expenses were interest expense of $109,689 compared to $24,737 for the year ended December 31, 2016.

For the year ended December 31, 2017, and the year ended December 31, 2016, we had a net loss from operations of $1,713,180 and $502,315, respectively.

In comparing our Statements of Operations between the years ended December 31, 2017, and 2016, we began to diversify our services and product mix.  Though revenue increased by 16.6%, our gross profit declined by 17.2%.  This was caused by several factors, with the main factor being a more competitive marketplace for the wholesale services we provided.  Gross profit per line per month decreased for wholesale services by 17.3% and 33.9% for retail services.  New services, such as Virtual ETC, began to grow during the 4th quarter 2017, which resulted in the decrease in retail services gross profit per line.

The new services and diversification were created through the acquisition of CS Agency in November of 2016.  This acquisition created a new operations center in Texas.  The additional expenses incurred for 2017 were for the opening and operation of this office.  For 2017, the Texas location created payroll expense of $485,044 and $164,181 of other expenses.  The Texas location is considered as a retail operation under the segment reporting.

Liquidity and Capital Resources

As of December 31, 2017, we have $94,149 in cash and cash equivalents on hand.

We anticipate future losses in the development of our business raising substantial doubt about our ability to continue as a going concern.  The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next six months with existing cash on hand and issuance of equity securities.  There is no assurance funds will continue to be available through these methods of financing operations until the Company begin generating satisfactory revenue from operations.

In comparing liquidity between the years ending December 31, 2017, and 2016, cash and short-term assets decreased, including inventory, which decreased by 20.7%.  The decrease was caused by a 28.4% decrease in accounts receivable.  The decrease was caused by the decline in gross profit as discussed in the comparison of our Statements of Operations.  Liabilities and total overall debt showed a 9.0% increase in 2017 when compared to 2016.  Shareholder debt was added in 2017, which lead to the overall increase in liabilities.  Bank debt and secured debt decreased by 30.1% in 2017.  Going forward, equity investment and growth of new services is expected to provide the liquidity for our business.

Liquidity was also strained by the opening of the Texas location and increased costs caused through the diversification of services.  The expense increase that helped cause the negative liquidity is discussed above in the comparison of our Statement of Operations for the years ended December 31, 2017, and 2016.

Overall, the current ratio (current assets divided by our current liabilities) was .54 and .80 as of December 31, 2017, and 2016, respectively.  Working capital decreased by 147.2%.

Cash Flow from Operations

During the year ended December 31, 2017, and the year ended December 31, 2016, cash flow used in operating activities was $1,000,836 and $49,728, respectively.  Cash flows used in operating activities were primarily attributable to the Company’s net loss of $1,713,180 and $502,315 for the years ended December 31, 2017, and 2016, respectively.

Cash Flows from Investing Activities

During the year ended December 31, 2017, and the year ended December 31, 2016, cash flow (used) provided in investing activities was ($5,845) and ($21,727), respectively.

Cash Flows from Financing Activities

During the year ended December 31, 2017, and the year ended December 31, 2016, cash flow provided by financing activities was $983,992 and $160,484, respectively.  The funds provided by financing were comprised of repayments of a revolving line of credit, $66,028 for 2017 and $4,779 for 2016; advances made by shareholder of $199,000 in 2017 and $0 in 2016; repayments to related parties of $33,980 for 2017 and $56,687 for 2016; contributions of $885,000 for 2017 and $250,000 for 2016; and distributions of ($28,050) in 2016.

Going Concern

The Company did not generate net income during the years ended December 31, 2017, and 2016, and we have been dependent upon equity financing to support our operations.  In addition to losses of $1,713,180 and $502,315 in 2017 and 2016, respectively, we have experienced negative cash flow from operations of $1,000,836 and $49,278 in 2017 and 2016. Our accumulated deficit as of December 31, 2017, is $3,190,873.  These factors raise substantial doubt about our ability to continue as a going concern.

We believe we have ameliorated any “going concern” issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; receiving cash investments through the private placement of shares of our common stock; and the increase of revenues from the growth of our Virtual ETC program, all of which has contributed to an improvement in our working capital, resulting in a working capital surplus, without the use of additional lines of credit or borrowings.  Additionally, we also have two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to 60 days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the year ended December 31, 2017.

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

Derivatives

We evaluate our convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for. The result of this accounting treatment is that under certain circumstances the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under this accounting standard are reclassified to liability at the fair value of the instrument on the reclassification date.

Impairment of Long-Lived Assets

We account for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Fair Value of Financial Instruments and Fair Value Measurements

We measure their financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

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

Oil and Natural Gas Properties

We follow the full cost method of accounting for oil and natural gas operations set by Regulation S-X, Rule 4-10, whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. We did not capitalize interest for the years ended December 31, 2017, and 2016.

Proceeds from property sales will generally be credited to the full cost pool, with no gain or loss recognized, unless such a sale would significantly alter the relationship between capitalized costs and the proved reserves attributable to these costs. There were no sales or gains or losses during the period presented.

We assess all items classified as unproved property on a quarterly basis for possible impairment or reduction in value. The assessment includes consideration of the following factors, among others: intent to drill, remaining lease term, geological and geophysical evaluations, drilling results and activity, the assignment of proved reserves, and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate an impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and amortization.  The costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that the well is dry.

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

Revenue Recognition

Revenue from the sale of the Company’s products is recognized when goods are provided to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collection is reasonably assured.

Revenue from the sale of the Company’s cellular and telecommunication services is recognized when the services have been performed, evidence of an arrangement exists, the fee is fixed and determinable, and collection is probable. Revenue from these services is generally recognized monthly as the services are provided. Such revenue is recognized based on usage, which can vary from month to month or at a contractually committed amount, net of credits or other billing adjustments. Advance billings for future service in the form of monthly recurring charges are not recognized as revenue until the service is provided.

We recognize oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

We use the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.

Asset Retirement Obligation

Asset retirement obligation (“ARO”) reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and natural gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement and changes in the legal, regulatory, environmental and political environments.   As of December 31, 2017 and 2016, we had no outstanding obligations related to ARO liability.

Stock-based Compensation

We record stock based compensation in accordance with the guidance in ASC 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This requires that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

Income Taxes

We account for income taxes in accordance with FASB ASC 740, “Income Taxes”.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry-forwards and their respective tax bases.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return.  We had no liability for uncertain tax positions as of December 31, 2017, and 2016. Interest and penalties if any, related to unrecognized tax benefits would be recognized as interest expense. We do not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2017, and 2016.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%.  In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet.  Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation passed prior to our December 31, 2017, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

Loss per Share

We follow ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the years ended December 31, 2017, and 2016, there are no potentially dilutive shares.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (“ASU No. 2014-10”), which eliminated the definition of a Development Stage Entity and the related reporting requirements. ASU No. 2014-10 is effective for annual reporting periods beginning after December 15, 2014, with early adoption allowed.  In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments in this update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company chose to adopt ASU No. 2014-10 early, effective in its financial statements for the period ended December 31, 2016.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15 (“ASU No. 2014-15”), Presentation of Financial Statements Going Concern (Subtopic 205-40) which requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. ASU No. 2014-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, early application is permitted. We are currently evaluating the accounting implication and do not believe the adoption of ASU 2014-15 to have material impact on our consolidated financial statements, although there may be additional disclosures upon adoption.

On November 30, 2017, we adopted ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheet.  A reporting entity should apply the amendment prospectively or retrospectively.  The adoption of ASU 2015-17 did not have a significant impact on its consolidated financial statements as we continue to provide a full valuation allowance against its net deferred tax assets.

We have evaluated all other recent accounting pronouncements and believe that none of them will have a significant effect on our financial statements.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 305 of SEC Regulation S-K provides that certain registrants are required to categorize market risk sensitive instruments into instruments entered into for trading purposes and instruments entered into for purposes other than trading purposes. Within both the trading and other than trading portfolios, separate quantitative information shall be presented, to the extent material, for each market risk exposure category (i.e., interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks, such as equity price risk).  These requirements are not applicable to smaller reporting companies under subsection (e) thereof.

(This space intentionally left blank)

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KONATEL, INC.

FINANCIAL STATEMENTS

December 31, 2017, and 2016

Green & Company, CPAs A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

KonaTel, Inc.

Opinion on the Financial Statements

We have audited the accompanying Consolidated Balance Sheet of KonaTel, Inc. (the Company) as of December 31, 2017, the related Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for the year ended December 31, 2017, and the related notes (collectively referred to as the “Consolidated Financial Statements”). In our opinion, the Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited the effects of the reverse merger to retroactively adjust the Company’s legal capital for the year ended December 31, 2016 as disclosed in the last paragraph of Note 2 and net loss per share and weighted average number of shares outstanding for the year ended December 31, 2016. In our opinion, such effects and calculation are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2016 financial statements other than to retroactively adjust the Company’s legal capital as disclosed in the last paragraph of Note 2 and net loss per share and weighted average number of shares outstanding and, accordingly, we do not express an opinion or any other form of assurance on the 2016 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit includes performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also includes evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Green & Company, CPAs

Tampa, FL 33618

June 29, 2018

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder
of KonaTel, Inc.

We have audited, before the effects of the reverse merger to retroactively adjust the Company's legal capital as disclosed in the last paragraph of Note 2, net loss per share, and weighted average number of shares outstanding, the accompanying balance sheet of KonaTel, Inc. (the "Company") as of December 31, 2016, and the related statements of operations, changes in equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, except for the effects of the reverse merger to retroactively adjust the Company's legal capital as disclosed in the last paragraph of Note 2, net loss per share, and weighted average number of shares outstanding, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. We were not engaged to audit, review, or apply any procedures to the adjustments to retroactively adjust the Company's legal capital as disclosed in the last paragraph of Note 2, net loss per share and weighted average number of shares outstanding and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Green & Company, CPAs.

/s/ Mazars USA LLP
New York, NY
March 16, 2018

KONATEL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016

Assets

Current Assets
Cash and Cash Equivalents	$94,149	$116,838
Accounts Receivable	744,082	1,039,403
Inventory, Net	45,910	71,049
Prepaid Expenses	103,567	18,621
Total Current Assets	987,708	1,245,911

Property and Equipment, Net	142,067	225,412
Oil and natural gas properties using the full cost method of accounting Unproved	37,475	-
Intangible Assets, Net	184,628	516,958
Other Assets	4,340	7,269

Total Assets	$1,356,218	$1,995,550

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$1,374,709	$1,244,526
Amount Due to Seller	-	18,000
Amount Due to Related Party	-	15,982
Amount Due to Stockholder	223,327	-
Revolving Line of Credit	153,141	219,168
Deferred Revenue	36,835	81,140
Customer Deposits	28,854	88,116
Total Current Liabilities	1,816,866	1,666,932

Stockholders’ Equity
Capital stock, $1.00 par value, 300,000 shares authorized, 7,000 outstanding and issued at December 31, 2016	-	7,000
Common stock, $.001 par value, 50,000,000 shares authorized, 27,192,186 outstanding and issued at December 31, 2017	27,192	-
Additional Paid In Capital	2,703,033	1,799,311
Accumulated Deficit	(3,190,873)	(1,477,693)
Total Stockholder’s Equity	(460,648)	328,618

Total Liabilities and Stockholders’ Equity	$1,356,218	$1,995,550

The accompanying notes are an integral part of these financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2017	2016

Revenue	$11,477,723	$9,741,779
Cost of Revenue	9,283,398	7,070,796

Gross Profit	2,194,325	2,670,983

Operating Expenses
Payroll and Related	2,380,099	2,067,731
Operating and Maintenance	524,658	206,519
Bad Debt	82,809	106,685
Utilities and Facilities	192,427	154,300
Depreciation and Amortization	421,520	392,395
General and Administrative	82,710	110,142
Marketing and Advertising	55,582	56,202
Taxes and Insurance	58,011	54,587
Total Operating Expenses	3,797,816	3,148,561

Other Expense
Impairment of Goodwill	(80,867)	-
Interest Expense, Net	(28,822)	(24,737)
Total Other Expenses	(109,689)	(24,737)

Net Loss	$(1,713,180)	$(502,315)

Net loss per share	$(0.12)	$(0.04)

Weighted average number of shares outstanding	14,210,094	13,692,286

The accompanying notes are an integral part of these financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Capital Shares		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Total

Balance at January 1, 2016			$7,000	$7,000	$1,363,000	$(947,328)	$422,672

Capital Contribution					250,000		250,000
Acquisition of CS Agency					186,311		186,311
Distributions						(28,050)	(28,050)
Net Loss						(502,315)	(502,315)

Balance at December 31, 2016			7,000	7,000	1,799,311	(1,477,693)	328,618

Capital Contribution					885,000		885,000
Elimination of capital stock in reverse merger			(7,000)	(7,000)	(6,692)		(13,692)
Issuance of common stock in reverse merger	13,500,000	13,500			(12,080)		1,420
Common stock from reverse merger	13,692,286	13,692					13,692
Vested Stock Based Compensation					37,494		37,494
Net Loss						(1,713,180)	(1,713,180)

Balance at December 31, 2017	27,192,286	$27,192	-	$-	$2,703,033	$(3,190,873)	$(460,648)

The accompanying notes are an integral part of these financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2017	2016

Cash Flows from Operating Activities:
Net Loss	$(1,713,180)	$(502,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	421,520	392,395
Bad Debt	82,809	106,685
Impairment of Goodwill	80,867	-
Stock-based Compensation	37,494	-
Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	212,512	(714,158)
Inventory	25,139	33,048
Prepaid Expenses	(84,946)	(18,621)
Accounts Payable and Accrued Expenses	37,588	653,162
Deferred Revenue	(44,305)	18,148
Customer Deposits	(59,262)	(14,458)
Other Assets	2,929	(3,614)
Net cash used in operating activities	(1,000,835)	(49,728)

Cash Flows from Investing Activities
Capital Expenditures	(5,845)	(21,727)
Net cash used in investing activities	(5,845)	(21,727)

Cash Flows from Financing Activities
(Repayment of) Proceeds From Revolving Lines of Credit, Net	(66,028)	(4,779)
Advances made by Stockholder	199,000	-
Repayments of amounts due to Related Party and Seller	(33,980)	(56,687)
Contributions	885,000	250,000
Distributions	-	(28,050)
Net cash provided by financing activities	983,992	160,484

Net increase (decrease) in cash	(22,688)	89,029

Cash - Beginning of Period	116,838	27,809
Cash - End of Period	$94,150	$116,838

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$22,430	$12,471
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Purchase of CS Agency
Accounts Payable and Accrued Expenses, net of Cash	$-	$(115,809)
Liabilities paid-off by stockholder	$-	$(186,311)
Customer List	$-	$302,120
Dividends accrued on preferred stock	$(43,214)	$-
Forgiveness of dividends on preferred stock	$145,497	$-
Cancellation of stock	$(15,842)	$-
Issuance of common stock	$367,500	$-
Issuance of common stock with merger	$(6,692)	$-
Retirement of preferred stock	$1,244,384	$-
Issuance of common stock for services	$12,500	$-
Merger of Dala Acquisition, Inc and KonaTel, Inc. - Nevada
Accounts Payable and Accrued Expenses, net of Cash	$(92,595)	$-
Amount Due to Related Party	$(24,327)	$-
Goodwill	$80,867	$-
Oil and natural gas properties, at, cost, using the full cost method of accounting
Unproved	$37,475	$-

The accompanying notes are an integral part of these financial statements.

KONATEL, INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION

KonaTel Inc., formerly known as Dala Petroleum Corp. (the “Company,” “we,” “our,” or “Dala”), also formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation. On December 18, 2017, we acquired KonaTel, Inc, a Nevada sub S-Corporation (“KonaTel Nevada”), in a merger with our acquisition subsidiary under which KonaTel Nevada became our wholly-owned subsidiary.

NOTE 2 – TRANSACTIONS

June 2014 Merger

On June 2, 2014, the Company, its newly formed and wholly-owned subsidiary, Dala Acquisition Corp., a Nevada corporation (“Merger Subsidiary”), and Dala Petroleum Corp., a Nevada corporation (“Dala Nevada”), executed and delivered an Agreement and Plan of Merger (the “Merger Agreement”), whereby Merger Subsidiary merged with and into Dala Nevada, and Dala Nevada was the surviving company under the merger and became a wholly-owned subsidiary of then-named Westcott (the “Merger”) on the closing of the Merger. As a result of the Merger, Westcott issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of common stock of Dala Nevada , which shares were distributed to Dala Nevada’s sole shareholder, Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”), and was then distributed on a pro rata basis to its members.

As a condition precedent to the Merger, Westcott raised $2,025,000 from persons who were “accredited investors” in consideration of the sale of 2,025 shares of its Series A 6% Convertible Preferred Stock and 2,893,725 warrants at an offering price of $1,000 per unit.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that was convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested; and (ii) 1,429 warrants (issued for each share of Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the Company at an exercise price of $1.35 with a life of three years as of the “Effective Date” defined as the earliest date of the following to occur: (a) the initial registration statement required by the offering documents had been declared effective by the United States Securities and Exchange Commission (the “SEC”); (b) all of the underlying shares had been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the “current public information” required under SEC Rule 144 and without volume or manner-of-sale restrictions; or (c) following the one year anniversary of June 3, 2014.

The Merger was accounted for as a reverse-merger and recapitalization of Dala.

Dala Nevada possessed rights to engage in oil and natural gas exploration and development in north central Kansas, with total acreage of approximately 80,000 acres (the “Property”).  Since the time of the Merger, we have been operating as an early-stage oil exploration company focused on the Property, which has oil potential at depths of less than 6,000 feet. Since May 2015, the Company had previously temporarily suspended its exploration program due to the decline in the price of oil and difficult market conditions; however, the Company is presently evaluating potential options for the extension of terms of the expired leases comprising the Property and funding the development of the Property, either singly or as a joint venture or with a working interest, carried or fully funded; or an outright sale of its remaining leases and geologic and seismic data on the area.

May 2016 Transaction

The Company entered into a Partial Cancellation Agreement (the “PCA”) by and among its subsidiary, Dala Nevada, Chisholm II and certain members of Chisholm II (the “Chisholm Members”), through which Chisholm II (after receiving shares from certain of its Chisholm Members) returned a total of 8,567,800 shares of the Company’s common stock to the Company for cancellation.  In exchange for the return of these shares for cancellation, the Company assigned 55,000 acres of the Company’s Property rights (approximately 68.75% of its total holdings) to Chisholm II.

Pursuant to terms of the PCA, on May 26, 2016, the 8,567,800 shares of common stock delivered by Chisholm II shareholders were cancelled on the books and records of the Company. Prior to that, the Company assigned 55,000 acres of its leased Property to Chisholm II.

On May 16, 2016, as approved by the Board of Directors of the Company as part of a settlement with the Preferred Shareholders, the Company filed an Amended and Restated Certificate of Designation of the Company’s Series A 6% Convertible Preferred Stock (the “COD”), which (i) changed the conversion price of the preferred stock from $0.70 per share to $0.05 per share; and (ii) eliminated Section 7 “Certain Adjustments” of the COD.

Pursuant to terms of the PCA, on July 28, 2016, the 1,030,000 shares of common stock delivered after the initial closing by Baldo Sanso (360,000 shares of common stock), Robert Sali (610,000 shares of common stock) and Chris Dabbs (60,000 shares of common stock) were cancelled on the books and records of the Company. The reduction was offset to additional paid-in capital.

July 2017 Transaction

On July 19, 2017, the Company entered into a Common Stock Purchase Agreement with M2 Equity Partners LLC, a Minnesota limited liability company (“M2”), whereby M2 has purchased 12,100,000 newly issued shares of the Company’s common stock (the “Common Stock”) for an aggregate purchase price of $347,500 (the “Purchase Price”), pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506(b) promulgated thereunder.  Prior to the closing (the “Closing”) of the Common Stock Purchase Agreement, the Company had the following outstanding securities: (i) 2,926,486 shares of Common Stock; (ii) 2,008 shares of Series A 6% Convertible Preferred Stock (the “Preferred Stock”); and (iii) 1,928,571 warrants (the “Warrants”) to acquire 1,928,571 shares of Common Stock that were issued in connection with the issuance of its Preferred Stock. In connection with this purchase of Common Stock, certain of the Company’s shareholders agreed to cancel an aggregate 1,584,200 shares of the Company’s Common Stock for an aggregate amount of $15,842; and 2,008 shares of the Company’s Preferred Stock and all outstanding Warrants for an aggregate amount of $53,841, with an additional sum of approximately $4,700 due to those shareholders who had agreed to cancel their respective shares of Preferred Stock and Warrants being reserved for the payment of miscellaneous expenses or other liabilities of the Company not provided for in the schedules and exhibits to the Common Stock Purchase Agreement, and any remainder of this sum was to be paid to these shareholders, pro rata, based upon the respective percentage that the aggregate amount being paid for the cancellation of the Preferred Stock and Warrants bore, if any, to these additional funds, following payment of any such miscellaneous expenses or other liabilities of the Company.  $10,750 of the Purchase Price was held in the Trust Account of the Company’s legal counsel to be expended on behalf of the Company or deposited into a new bank account to be opened by the Company, and these funds have been disbursed in payment of expenses or paid to the Company or those persons entitled to them.

As a result of the cancellation of the 1,584,200 shares of Common Stock, Preferred Stock and Warrants, immediately prior to or simultaneous with the Closing, the Company had 1,342,286 shares of Common Stock issued and outstanding (the “Existing Shares”) and no shares of Preferred Stock or Warrants issued and outstanding; and taking into account the share cancellation and the 12,100,000 share Common Stock purchase and issuance, the Company then had issued and outstanding (i) 13,442,286 shares of its Common Stock, consisting of (a) the 1,342,286 Existing Shares, and (b) the 12,100,000 shares purchased by M2; and (ii) no other securities (as defined in the Securities Act) issued or outstanding.

The Company used the remainder of the $347,500 to, among other items set forth in the schedules and exhibits to the Common Stock Purchase Agreement, pay or compromise all outstanding indebtedness and other liabilities of the Company, amounting to approximately $262,367, which included a payment of an aggregate of $10,000 ($5,000 to each) to our then two directors and executive officers, with the understanding that our then current assets would consist of approximately $10,750, our Property, consisting of our oil and gas lease assets that we then owned, along with other intangible assets, and following the payment of the indebtedness and other liabilities and financial obligations of the Company, there would be no liabilities of the Company at Closing.

M2 agreed to pay M2 Capital Advisors, Inc., a Minnesota corporation (“M2 Capital”), which is wholly-owned by Mark Savage, a founding member of M2, an Introduction Fee of $25,000 for introducing the Company to M2. These funds were divided between M2 Capital and Elev8 Marketing, a firm owned by Matthew Atkinson, who is also a founding member of M2 and M2’s sole Manager, and were utilized to repay these entities for legal costs and miscellaneous expenses incurred by them in connection with the formation and funding of M2.  Mr. Savage was appointed the President and Chief Financial Officer and a director at the Closing, and Mr. Atkinson was elected as the Secretary at the Closing.

The Closing of the Common Stock Purchase Agreement resulted in a change in control of the Company.

December 2017 Transaction

On November 15, 2017, Company entered into an Agreement and Plan of Merger with Mark Savage, our then President, a director (currently serving as a director) and a beneficial shareholder, Matthew Atkinson, our Secretary, a beneficial shareholder and the Manager of our then principal shareholder, M2, and M2 and our wholly-owned Nevada acquisition subsidiary, Dala Subsidiary Corp., on the one hand; and KonaTel Nevada and D. Sean McEwen, KonaTel Nevada’s President and sole shareholder, on the other hand. The Merger was closed on December 18, 2017, and Articles of Merger were filed on that date with the Secretary of State of the State of Nevada whereby KonaTel Nevada was the surviving corporation and became our wholly-owned subsidiary. The Company issued 13,500,000 shares of our one mill ($0.001) par value common stock comprised of “restricted securities” as defined in SEC Rule 144 promulgated under the Securities Act, in exchange for all of the outstanding shares of common stock of KonaTel Nevada. Post-Merger, and except as discussed below about conditions to the Closing of the Merger, there were approximately 27,192,286 outstanding shares of our common stock, 13,500,000 shares of which are owned by Mr. McEwen; 12,100,000 shares of which were then owned by M2 (Messrs. Savage and Atkinson are members of M2 and collectively owned approximately 65.2% of M2, which equated to an indirect beneficial ownership of approximately 3,950,000 shares of our common stock each, and with Mr. Atkinson being the sole Manager of M2, he was then also the beneficial owner of all of M2’s shares of our common stock; and 1,692,286 shares, which are owned by public shareholders.  On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement referenced above were distributed to its members, pro rata, in accordance with their respective membership interests.  See NOTE 18 below.

The Company entered into Shareholder Voting Agreement between the Company, Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen whereby Mr. McEwen was granted an irrevocable proxy coupled with an interest from each of the foregoing, together with the following rights, including a right of veto, for a period of two (2) years, on the following matters: (i) an increase in the compensation of any employee of the Company by more than $20,000 in any one calendar year and for these purposes, the term compensation includes any form of remuneration or monetary benefit; (ii) the issuance of stock, the creation of a new class of stock, the grant of options or warrants, modification of any shareholder, option holder or warrant holder’s rights, grants, conversion rights or the taking of any other action that directly or indirectly dilutes the outstanding securities of the Company, excepting the current private placement of common stock of the Company for an equity funding of $1,300,000 through the offer and sale of 6,500,000 shares of the Company’s common stock solely to “accredited investors”; (iii) the issuance of debt in excess of $100,000 in the aggregate in any one calendar year; (iv) the approval of a plan of merger, reorganization or conversion; (v) the sale, transfer or other conveyance of assets of the Company having an aggregate value in excess of $100,000 in any one calendar year, other than in the ordinary course of the business; and (vi) the entry into a contract or other transaction having a total aggregate contractual liability for the Company in excess of $100,000 in any one calendar year.

The Company entered into a Lock-Up/Leak-Out Agreement by Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen respecting the resale of their respective shares of common stock beneficially owned or subsequently acquired in the Company covering an 18 month period commencing at the Closing of the Merger.

At the Effective Time, the Company changed its fiscal year from September 30 to a calendar year end of December 31 to coincide with the calendar fiscal year end of KonaTel Nevada; and the “S Corporation Election” of KonaTel Nevada was terminated. The parties agreed to make all necessary tax elections to achieve a direct tax accounting cut-off as of the date of the S Corporation Election termination for purposes of reporting the applicable short period S and C corporation tax returns, as applicable.

The Merger was accounted for as a reverse-merger and recapitalization of the Company. Accordingly, the 2016 legal capital of KonaTel Nevada was adjusted retroactively to reflect the December 31, 2016 legal capital of Dala.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include the allowance for doubtful receivables, allowance for inventory obsolescence, the estimated useful lives of property and equipment, and customer lists. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and Cash Equivalents include cash on hand and all short-term investments with maturities of three months or less.

Trade Accounts Receivable

The Company accounts for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. The Company does not accrue interest and does not require collateral on any of its trade receivables.

Allowance for Doubtful Receivables

The allowance for doubtful receivables is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of December 31, 2017, and December 31, 2016, management has determined that no allowance for doubtful receivables is necessary.

Inventory

Inventory consists primarily of the cost of cellular phones and cellular accessories. Inventory is reported at the lower of cost and net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method.

Due to the rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists.  As of December 31, 2017, and December 31, 2016, the allowance for inventory obsolescence amounted to $10,083 and $19,243, respectively.

Property and Equipment

Property and equipment are recorded at cost, and are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life, furniture and fixtures, equipment, and vehicles are depreciated over periods ranging from five to seven (5-7) years, and billing software is depreciated over three (3) years which represents the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred while major replacements and improvements are capitalized. When property and equipment are retired or sold, the cost and applicable accumulated depreciation are removed from the respective accounts and the related gain or loss is recognized.

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of December 31, 2017 and December 31, 2016.

Goodwill and Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets acquired in connection with business acquisitions. Goodwill is tested at the reporting unit level, which is defined as an operating segment or a component of an operating segment that constitutes a business for which financial information is available and is regularly reviewed by management. The Company assesses goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The annual impairment review is completed at the end of the year.

If the carrying amount of a reporting unit exceeds its fair value, the Company measures the possible goodwill impairment based upon an allocation of the estimate of fair value  to the underlying assets and liabilities of the reporting unit, including any previously unrecognized intangible assets, based upon known facts and circumstances as if the acquisition occurred currently. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized to the extent the carrying value of goodwill exceeds the implied fair value of the goodwill. It was determined that Goodwill of $80,867 created through the reverse merger was fully impaired as of December 31, 2017.

Impairment losses of $80,867 are reflected in the Consolidated Statements of Operations.

Intangible assets consist of customer lists arising from acquisitions which are amortized on a straight line basis over three years, their estimated useful lives.

Customer Deposits

Before entering into a contract with a sub-reseller customer, the Company will require the customer to either secure a formal letter of credit with a bank, or require a certain level of cash collateral deposits from the customer. These collateral requirements are determined by management and may be adjusted upward or downward depending on the volume of business with the sub-reseller customer, or if management’s assessment of credit risk for a sub-reseller customer would change.

The Company held $28,854 and $88,116 in collateral deposits from various sub-reseller customers at December 31, 2017, and December 31, 2016, respectively. Such amounts represent collateral received from the sub-resellers in order to contract with the Company. The related contracts have an option to terminate the contract within a period of less than one year, and accordingly, these collateral deposits are classified as current liabilities in the accompanying balance sheet.

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

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for receivables and short-term loans the carrying amounts approximate fair value due to their short maturities.

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

Level 2: Inputs other than quoted prices, which are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Unproved oil and natural gas properties are accounted for and measured under Regulation S-X, Rule 4-10.

We currently measure and report at fair value other intangible assets (due to our impairment analysis) and derivative liabilities using ASC 820-10, Fair Value Measurement.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017:

Fair Value Measurements at December 31, 2017
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$37,475	$37,475

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to Property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended December 31, 2017, as it was not required.

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

During the period ended December 30, 2017, the Company incurred a total of $0 in oil and natural gas expenditures.

No impairment was realized for the year ended September 30, 2016, or the period ended September 30, 2017, or the period ended December 31, 2017.

On May 10, 2016, the Company entered into a Partial Cancellation Agreement (the “PCA”) by and among its subsidiary, Dala Petroleum Corp., a Nevada corporation (“Dala NV”), Chisholm II, and certain members of Chisholm II (the “Chisholm Members”) through which Chisholm II (after receiving shares from certain of Chisholm Members) returned a total of 8,567,800 shares of the Company’s common stock to the Company’s treasury for cancellation.  In exchange for the return of these shares for cancellation, the Company returned 55,000 acres of the Company’s Property rights, held in the form of oil and gas leases acquired from Chisholm II (approximately 68.75% of its total holdings), to Chisholm II.

Revenue Recognition

 Revenue from the sale of the Company’s products is recognized when goods are provided to the customer, title and risk of loss are transferred, pricing is fixed or determinable and collection is reasonably assured.

Revenue from the sale of the Company’s cellular and telecommunication services is recognized when the services have been performed, evidence of an arrangement exists, the fee is fixed and determinable, and collection is probable. Revenue from these services is generally recognized monthly as the services are provided. Such revenue is recognized based on usage, which can vary from month-to-month or at a contractually committed amount, net of credits or other billing adjustments. Advance billings for future service in the form of monthly recurring charges are not recognized as revenue until the service is provided.

We recognize oil and natural gas revenues from our interests in producing wells when production is delivered to, and title has transferred to, the purchaser and to the extent the selling price is reasonably determinable.

We use the sales method of accounting for balancing of natural gas production and would recognize a liability if the existing proven reserves were not adequate to cover the current imbalance situation.

Cost of Revenue

Cost of Revenue includes the cost of communication services, equipment and accessories, shipping costs, and commissions of sub-agents.

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

Income Taxes

Beginning on December 18, 2018, the Effective Date of the KonaTel Nevada merger, KonaTel Nevada terminated its S Corporation status.  For the short-tax year, there was no tax provision of federal or state taxes in the financial statements.

Prior to the merger, with the consent of its shareholders, KonaTel Nevada had elected under the Internal Revenue Code and for Pennsylvania tax purposes to be a S Corporation. In lieu of corporation income taxes, the shareholders of a S Corporation are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision for federal or state income tax is included in the financial statements. The Company evaluates tax positions taken and determines whether it is more-likely-than-not that the tax position will be sustained upon examination based on the technical merits of the position. Management has reviewed its tax positions regarding state nexus as well as its status as a pass-through entity and has determined there are no such positions that fail to meet the more-likely-than-not criterion.

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

During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the period ended December 31, 2017, the potentially dilutive shares totaling 0 are anti-dilutive and are thus not added into the loss per share calculations.  Due to the anti-dilutive impact the weighted average dilutive shares outstanding for the period ended December 31, 2017, for basic and dilutive shares, are the same.  For 2017, the weighted average common share equivalents were 14,210,094.

As per ASC 810-40-45-5b, the net loss per share for December 31, 2017 and 2016 is calculated based on the weighted average shares as determined through the reverse merger.  The exchange ratio of 1,928.57 was determined in the merger exchange.  For December 2017, and 2016, the weighted average common share equivalents were 14,210,094 and 13,692,286, respectively.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables, cash, and cash equivalents.

All cash and cash equivalents and restricted cash and cash equivalents are held at high credit financial institutions. These deposits are generally insured under the FDIC’s deposit insurance coverage; however, from time to time, the deposit levels may exceed FDIC coverage levels.

The Company also has a concentration of risk with respect to trade receivables from sub-resellers. As of December 31, 2017 and 2016, the Company had a significant concentration of receivables due from two and three major customers, respectively (defined as customers whose receivable balances are greater than 10% of total accounts receivable). These customers represented approximately 78% of the total accounts receivable as of December 31, 2017, and approximately 70% of total accounts receivable as of December 31, 2016.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major sub-reseller customers.  For the year ended December 31, 2017, the Company had two major sub-reseller customers which amounted to approximately 43% of total revenues. For the year ended December 31, 2016, the Company had two major customers which amounted to approximately 63% of total revenues.

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

The Company has evaluated all other recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statement.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of December 31, 2017, and December 31, 2016:

	2017	2016

Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	87,201	81,355
Billing Software	217,163	217,163
Office Equipment	89,590	89,591
	440,904	435,059
Less: Accumulated Depreciation and Amortization	(298,837)	(209,647)
	$142,067	$225,412

Depreciation and amortization expense amounted to $89,190 and $97,664 for the years ended December 31, 2017, and 2016, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets consist of customer lists that were acquired through acquisitions:

	2017	2016

Customer Lists	$1,135,961	$1,135,961
Less: Accumulated Amortization	(951,333)	(619,003)
	$184,628	$516,958

Amortization expense amounted to $332,330 and $294,731 for the years ended December 31, 2017, and 2016, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Future amortization over the next year will be $184,628, which fully amortizes intangible assets.

NOTE 6 – LINES OF CREDIT

The Company has three lines of credit with a bank which provide aggregate maximum borrowing availability of $1,050,000 as of December 31, 2017, and December 31, 2016. The lines of credit are payable on demand and bear interest at a variable rate with a floor set at 5.25%. Outstanding advances under these line of credit arrangements amounted to $153,141 and $219,168 as of December 31, 2017, and December 31, 2016.  The lines of credit mature in April 2018.  The maturity date has been verbally extended by the bank on a month-to-month basis.

The lines are secured by the general assets of the Company and aggregate amounts drawn under the line of credit may be limited to a borrowing base, as defined. The lines of credit, as of December 31, 2016, contained provisions which require the Company to maintain certain covenants including the maintenance of a debt service coverage ratio of 1.20X, as defined in the agreement. This debt service coverage ratio covenant was removed and is no longer in effect. The revolving lines of credit are guaranteed by an officer of the Company.

NOTE 7 – OPERATING LEASES

The Company leases property under non-cancelable operating leases with terms in excess of one year. The current property lease in excess of one year expires April 30, 2019. Future minimum lease payments over the next three years under the terms of these operating leases are as follows:

Period Ended December 31,
2018	$66,099
2019	38,558

The Company also leases an office space on a month-to-month basis. Total lease expense for the years ended December 31, 2017 and 2016 amounted to $156,618 and $124,638, respectively.

NOTE 8 – AMOUNT DUE TO SHAREHOLDER

During 2017, certain of the Company’s principal shareholders, D. Sean McEwen, Matthew Atkinson, and Mark Savage, advanced $191,500, $17,063 and $14,764, respectively. The amount advanced was used for working capital purposes and bears no interest and does not have a maturity date.  Interest expense is imputed based on the applicable federal rate of 1.52%.

NOTE 9 – RELATED PARTY TRANSACTIONS

Transactions with JBS Holdings Inc.

As of December 31, 2016, amounts payable to JBS Holdings Inc. amounted to $15,892.  This amount was part of the liabilities assumed when an entity was acquired in 2014. A Company officer, J. William Riner, partly owns JBS Holding, Inc. This was fully paid as of September 2017.

Transactions with Shareholders

As of December 31, 2017, amounts due from advances to shareholders were $223,327. The details of the advances are noted in NOTE 8.

NOTE 10 – RETIREMENT PLAN

The Company sponsors a 401(k) profit sharing plan for its employees, whereby participants may contribute through salary deductions as defined, not to exceed certain IRS limits. The plan also provides for an employer matching contribution and also discretionary employer contributions. The Company contributed $61,106 and $63,553 for the years ended December 31, 2017, and 2016, respectively.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. The Company tentatively reached a settlement agreement on litigation, which arose from an issue with a lawsuit with a business purchased by KonaTel Nevada.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $593,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of December 31, 2017, and December 31, 2016.

Gross Receipts Filing

The Company has not filed the annual return required for gross receipts tax in New York for 2015 and 2016 and in Pennsylvania for 2016. The Company accrued $30,369 as of December 31, 2016. The Company accrued $44,598 as of December 31, 2017.  The interest and penalties are not significant.

Going Concern

As the Company did not generate net income during the year ending December 31, 2017, and 2016, we have been dependent upon equity financing to support our operations.  In addition to losses of $1,713,180 and $502,315 in 2017 and 2016, respectively, we have experienced negative cash flow from operations of $1,000,836 and $49,728 in 2017 and 2016. The accumulated deficit as of December 31, 2017, is $3,190,873.

We believe we have ameliorated any “going concern” issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; receiving cash investments through the private placement of shares of our common stock; and the increase of revenues from the growth of our Virtual ETC program, all of which has contributed to an improvement in our working capital, resulting in a working capital surplus, without the use of additional lines of credit or borrowings.  Additionally, we also have two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to 60 days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

NOTE 12 – AMOUNT DUE TO SELLER

As of December 31, 2016, the Company owed $18,000 to a seller of an entity which was acquired in 2014.  This was fully paid as of September 2017.

NOTE 13 – SEGMENT REPORTING

The Company operates within three reportable segments. The Company’s management evaluates performance and allocates resources based on the profit or loss from operations.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Because the Company is a service business with very few physical assets, Management does not use total assets by segment to make decisions regarding operations, and therefore the total assets disclosure by segment has not been included.

The Company’s reportable segments consist of a Wholesale unit, a Retail unit, and Gas & Oil Operations.  The Wholesale unit purchases bulk rate services at a discounted cost.  The Wholesale unit then sells to providers that provide services to the end-user.  The Retail unit provides these same services to the end-user.

The Wholesale unit had 24 customers for the years ended December 31, 2017, and 2016. The Retail Unit had an average lines/customers of 10,557 and 6,576 for the years ended December 31, 2017, and 2016, respectively. The Gross Profit per line for Wholesale was $1.86 and $2.25 for the years ended December 31, 2017, and 2016, respectively. The Gross Profit per line for Retail was $11.12 and $16.84 for the nine month periods ended December 31, 2017, and 2016, respectively.

The following table reflects the result of operations of the Company’s reportable segments:

	Wholesale	Retail	Gas & Oil	Total

For the Year Ended December 31, 2017
Revenue	$6,809,051	$4,668,672	$-	$11,477,723

Operating Loss	$(627,698)	$(1,085,482)	$-	$(1,713,180)

Depreciation and amortization	$154,442	$267,078	$-	$421,520
Additions to property and equipment	$-	$5,845	$-	$5,845

For the Year Ended December 31, 2016
Revenue	$6,075,797	$3,665,982	$-	$9,741,779

Operating Loss	$(252,475)	$(249,840)	$-	$(502,315)

Depreciation and amortization	$197,227	$195,168	$-	$392,395
Additions to property and equipment	$-	$21,727	$-	$21,727

NOTE 14 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in NOTE 2, in fiscal year 2014, the Company sold 2,025 units consisting of a total of 2,025 shares of Series A 6% Convertible Preferred Stock and 2,893,725 warrants at the price of $1,000 per unit.  Proceeds received totaled $2,025,000 (with a net of offering costs of $1,990,000).  The warrants were valued at $711,044 and this amount was separated from the value of the preferred stock.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that was convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment); and (ii) 1,429 warrants (issued for each share of Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the

Company at an exercise price of $1.35 for three years of the “Effective Date,” defined as the earliest date of the following to occur: (a) the initial registration statement required by the Offering Documents has been declared effective by the SEC; (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions; or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 shares of Series A 6% Convertible Preferred Stock, exercisable into 2,868,571 shares of common stock, were issued and outstanding as of June 30, 2017. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock. The Company discontinued paying the quarterly dividend as of July 1, 2015, and the amount owed thereunder had been accruing since that time until May 10, 2016, at which time all accrued dividends on 675 of the 2,025 shares were waived and cancelled by certain preferred shareholders.  The cancelled dividends were accounted for by offsetting to additional paid-in capital.

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

The Series A 6% Convertible Preferred Stock has no voting rights.

On February 17, 2016, a supermajority of more than 67% of the shareholders of the Series A 6% Convertible Preferred Stock approved certain corporate transactions in an effort to settle certain violations of the Series A 6% Convertible Preferred Stock Certificate of Designation and other documents related to the sale of Series A 6% Convertible Preferred Stock in 2014. The transactions approved by a supermajority of the Series A 6% Convertible Preferred Shareholders are to be implemented by the Board of Directors at the Board’s discretion. The approved transactions included the following: (i) the approval of a potential settlement agreement with Chisholm Partners II, LLC and certain members of Chisholm II; (ii) the approval of the amendment of the Certificate of Designation for the Series A 6% Convertible Preferred Stock modifying the Conversion Price to $0.05; (iii) the Removal of Section 7, “Certain Adjustments” in the Series A 6% Convertible Preferred Stock Certificate of Designation; (iv) the modification of the permitted indebtedness allowable under the Series A 6% Convertible Preferred Stock Certificate of Designation to $200,000; (v) the approval of promissory notes with related parties in an amount up to $60,000; (vi) the waiver of the right of redemption upon Triggering Events for the Company’s violations of Section 10 of the Certificate of Designation; (vii) the waiver of the accrual of the late fee for unpaid dividends as of January 1, 2016; (viii) the waiver of the first right of refusal to purchase shares from other Series A 6% Convertible Preferred Shareholders; and (ix) waiver of the “Most Favored Nation” provision in the SPA for the Series A 6% Convertible Preferred Stock, among other things. None of the items approved by the shareholders have yet been effected by the Board.

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

Effective July 19, 2017, the remaining 2008 outstanding shares of Series A 6% Convertible Preferred Stock, along with all Warrants issued in connection with their sale in 2014, were cancelled.  See the “July 2017 Transaction” in NOTE 2 above.

NOTE 15 – SHAREHOLDERS’ EQUITY

Common Stock

On June 2, 2014, the Company issued 10,000,000 shares of its common stock to Chisholm II in exchange for oil and natural gas assets recorded at $1,898,947.

As discussed above, the Company completed a reverse merger with Dala Nevada, with Dala Nevada being the acquirer for financial reporting purposes.  At the date of the Merger, the Company had 2,500,000 shares of common stock outstanding. The total amount of shares issued and outstanding post-Merger, as of December 31, 2014, was 12,500,000 shares of common stock.

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock.

As part of the Partial Cancellation Agreement executed in May 2016 (see NOTE 2), 9,597,800 shares of common stock were returned to the Company and recorded in treasury and were returned to the authorized but unissued shares of the Company.

On July 19, 2017, the Company issued 12,100,000 shares of common stock to M2.

On July 25, 2017, the Company issued 250,000 shares of our common stock as compensation and for a general release.  We issued 50,000 shares to Daniel Ryweck for his service on our board of directors, and 200,000 to our attorney Leonard W. Burningham, Esq. for certain of his legal services in the change of control involving M2 and pursuant to his Engagement Letter.

As discussed above, the Company completed a reverse merger with KonaTel Nevada, with KonaTel Nevada being the acquirer for financial reporting purposes.  At the date of the Merger, the Company issued 13,500,000 shares of common stock to D. Sean McEwen, who was then the sole shareholder of KonaTel Nevada.  At the date of the Merger, 12,100,000 shares of which were owned by M2 (Messrs. Mark Savage and Matthew Atkinson are members of M2 and collectively own approximately 65.2% of M2, which equated to an indirect beneficial ownership of approximately 3,950,000 shares of our common stock each, and with Mr. Atkinson being the sole Manager of M2, he was also the then beneficial owner of all of M2’s shares of our common stock; and 1,692,286 shares, which are owned by public shareholders.  On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement referenced above were distributed to its members, pro rata, in accordance with their respective membership interests.

Also, see NOTE 2 above.

NOTE 16 – INCOME TAX

For the fiscal year 2017 and 2016, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

Prior to the merger with KonaTel Nevada, and, with the consent of its sole shareholder, KonaTel Nevada had elected under the Internal Revenue Code and for Pennsylvania tax purposes to be an S Corporation. In lieu of corporation income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision for federal or state income tax is included in the financial statements. The Company evaluates tax positions taken and determines whether it is more-likely-than-not that the tax position will be sustained upon examination based on the technical merits of the position. Management has reviewed its tax positions regarding state nexus as well as its status as a pass-through entity and has determined there are no such positions that fail to meet the more-likely-than-not criterion.

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

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2017 and 2016, respectively, are as follows:

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$262,244	$319,520
Total gross deferred tax assets	262,244	319,520
Less: Deferred tax asset valuation allowance	(262,244)	(319,520)
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	826	-
Total deferred tax liabilities	826	-

Total net deferred taxes	$(826)	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $260,117 and $319,520 as of December 31, 2017, and 2016, respectively.

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

NOTE 17 – BUSINESS COMBINATION

On December 18, 2017, the Company completed its Merger with KonaTel Nevada and its acquisition subsidiary.  The Company issued 13,500,000 shares of its one mill ($0.001) par value common stock in exchange for all of the outstanding shares of common stock of KonaTel Nevada.  See the “December 17 Transaction” in NOTE 2 above.

At the Effective Time of the Merger, the Company changed its fiscal year from September 30 to a calendar year end of December 31 to coincide with the calendar fiscal year end of KonaTel Nevada; and the “S Corporation Election” of KonaTel Nevada was terminated. The parties agreed to make all necessary tax elections to achieve a direct tax accounting cut-off as of the date of the S Corporation Election termination for purposes of reporting the applicable short period S and C corporation tax returns, as applicable.

The Merger was accounted for as a reverse-merger and recapitalization of the Company. As such, the prior period equity amounts have been retroactively restated to reflect instruments of the legal acquirer.  The consideration given was $1,420, consisting of the fair value of the common stock in the Merger transaction.

The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date of KonaTel, Inc.

Cash	$7,405
Oil and natural gas properties	37,475
Current Liabilities	(124,327)
Total identifiable net assets	(79,447)

Goodwill	80,867

Total consideration	$1,420

Pro-Forma Financial Information

The following unaudited pro forma data summarizes the results of operations for the year ended December 31, 2017, as if the Merger between the Company, its Merger Subsidiary and KonaTel Nevada had been completed on September 30, 2017. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Merger had taken place on September 30, 2017.

KONATEL, INC.

UNAUDITED PRO FORMA CONDENSED COMBINED INCOME STATEMENT

For the Periods Ended SEPTEMBER 30, 2017

	Dala Petroleum Corp.	KonaTel Nevada	Combined Historical	Proforma Adjustments	Combined Proforma
	Audited	Unaudited
	Fiscal Year Ended September 30, 2017	Twelve Months Ended September 30, 2017

Revenue	$-	$12,502,186	$12,502,186	$-	$12,502,186
Cost of Revenue	-	10,040,679	10,040,679	-	10,040,679
Gross Profit	-	2,461,507	2,461,507	-	2,461,507

Operating expenses:
General and administrative	126,853	4,015,641	4,142,494	-	4,142,494
Total costs and expenses	126,853	4,015,641	4,142,494	-	4,142,494

Other income (expense)
Gain on settlement of debt	4,912	-	4,912	-	4,912
Interest expense	(18,841)	(23,985)	(42,826)	-	(42,826)
Total non-operating expenses	(13,929)	(23,985)	(37,914)	-	(37,914)

Net loss	(140,782)	(1,578,119)	(1,718,901)	-	(1,718,901)
Dividend on preferred stock	(62,758)	-	(62,758)	-	(62,758)
Net loss attributable to common stock	$(203,540)	$(1,578,119)	$(1,781,659)	$-	$(1,781,659)

Net loss per share - basic and diluted	$(0.04)				$(0.07)

Weighted average number of shares outstanding - basic and diluted	5,075,536				27,192,286

NOTE 18 – SUBSEQUENT EVENTS

On February 12, 2018, which is subsequent to the date of this Transition Report, we issued 300,000 Incentive Stock Options to our newly appointed directors.

On March 8, 2018, we issued 4,750,000 shares of our common stock through a private placement at $0.20 per share for an aggregate of $950,000.

We settled the legal proceedings related to our November 1, 2014, acquisition of most of the assets of Coast to Coast Cellular, Inc.  Approximately 10 months following this purchase, Coast to Coast filed for bankruptcy protection, and the bankruptcy Trustee for Coast to Coast filed legal proceedings in the United States Bankruptcy Court for the Western District of Pennsylvania on September 23, 2016, Case No. 15-70602-JAD, known as Eric E. Bononi as Trustee to Coast to Coast Cellular, Inc. v. KonaTel, Inc. et. al.  The bankruptcy Trustee alleged that we acquired the assets of Coast to Coast for less than their fair market value in its November 2014, purchase, and was seeking damages against the owners of Coast to Coast, as well as from us.  We, D. Sean McEwen, our Chairman, CEO, President and a director, as Guarantor, and the bankruptcy Trustee, executed and delivered a Settlement Agreement resolving these legal proceedings against us on or about December 22, 2017, which Settlement Agreement was approved by the Chief U.S. Bankruptcy Judge of the United States Bankruptcy Court for the Western District of Pennsylvania on March 22, 2018.  Under the Settlement Agreement, we agreed pay the Trustee $80,000 over a period of six (6) months, which payments are personally guaranteed by Mr. McEwen, with each party unconditionally releasing the other party of any further liability and each party agreeing to pay their respective expenses involved in this proceeding.  The Company determined and accrued for a $80,000 liability as of December 31, 2016.

On April 13, 2018, we issued 1,000,000 shares of our common stock through an additional private placement at $0.20 per share for an aggregate of $200,000, $100,000 in cash and $100,000 in payment of our note to this subscriber.

On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement referenced above were distributed to its members, pro rata, in accordance with their respective membership interests.  This action was approved by the requisite members of M2 on April 9, 2018.

Effective February 7, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest dated as of February 5, 2018 (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, LLC, an Oklahoma limited liability company (“IM Telecom”), from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom is a “Lifeline Program” license (a Federal Communications Commission [the “FCC”] approved Compliance Plan), the transfer of ownership of which requires prior approval of the FCC.  If the transfer of the beneficial ownership of the Lifeline Program license to us is not approved by the FCC prior to April 30, 2018, or a later date agreed upon by the parties, either party may terminate the PSMI.  The parties continue to seek FCC approval of the transfer of the Lifeline Program License, and neither party has exercised its right to terminate the PSMI.  No assurance can be given that the transfer of this license will be approved.

The Company has evaluated subsequent events through June 29, 2018, the date the financial statements were available to be issued.

(This space intentionally left blank)

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:  CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the CEO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records which in reasonable detail accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2017, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2017, which arose from the limited number of staff at the Company and the inability to achieve proper segregation of duties:

•

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

•

The Company lacked effective controls because its sole director was not independent.

As a result of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

This Transition Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Transition Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2017.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B:  OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
D. Sean McEwen	56	Chairman, President and CEO	December 2017
Brian R. Riffle	57	Chief Financial Officer	December 2017
Matthew Atkinson	35	Secretary	July 2017
Mark Savage	51	Director	July 2017
Terry Addington	65	Director	February 2018
Robert Beaty	49	Director	February 2018
Dennis E. Miller	58	Director	February 2018

Background and Business Experience

D. Sean McEwen

Mr. McEwen founded KonaTel Nevada in 2014, a wireless data and voice service reseller, and currently focuses his efforts exclusively on our current and planned business operations.  From 2011 to 2013, Mr. McEwen consulted with multiple international Mobile virtual network operators (“MVNOs”) in the U.S., Peru, Croatia and China.  From 2010 to 2011, he served as a founding board member of One Fund, a NYSE listed (NYSE: ONEF) exchange traded fund.  One Fund pioneered the “ETF of ETFs” concept, and in 2011, came to the attention of Russell Investments, known for their stock indices (i.e., the Russell 2000).  Russell Investments purchased One Fund in 2011.  In 2008, Mr. McEwen became a member of the venture/angel investment group, Sierra Angels (www.sierraangels.com), serving on several high-tech due diligence committees and participating in early stage funding transactions.  In early 1983, after departing college prior to graduation, he co-founded Online Data Corp.  Through a series of acquisitions/mergers, this company was eventually renamed “TriTech Software Systems” (www.tritech.com) “TriTech”.  From 1983 to 1990, it developed custom strategic software applications for numerous businesses, including E. F. Hutton Life Insurance, Travel Lodge Hotels, Foodmaker (Jack in the Box restaurants), AT&T, UCSD’s Scripps Institute of Oceanography and Visa’s Plus Systems national ATM network.

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

Mr. McEwen served as Vice President of TriTech from 1983 to 1988, President from 1988 to 1996, Chairman/CEO from 1996 to 2000, and finally as a member of the Board of Directors, until controlling interest was sold to Westview Capital Partners in 2006.  In 2017, TriTech celebrated 34 years of continuous operation and today, with over 700 employees and over 1000 mission critical software installations across five countries, is the largest public safety software company in the world.

Brian R. Riffle

Mr. Riffle is the founder of CFO Strategies LLC of Johnstown, Pennsylvania (“CFO Strategies”), an accounting firm and consulting firm, which he founded in May 2008. CFO Strategies has 13 employees; approximately 180 small business clients and approximately 650 tax clients. It provides consulting, CFO, accounting, bookkeeping, payroll and tax services, including: CFO for businesses; entire accounting department for businesses; temporary staffing for businesses; complete payroll processing; CFO consulting and small business start-up services; and prepares taxes for corporations, small businesses, non-profits and individuals. Mr. Riffle is the Managing Partner and has extensive experience in various industries, including: Chief Financial Officer, healthcare industry; telecommunications, security, manufacturing and non-profit industries experience; Chief Executive Officer in the financial services industry and healthcare; Assistant Controller in the retail industry;

Consultant in non-profit, healthcare and event management arenas; governmental treasurer and board member for over 30 years; and as a college instructor at Mount Aloysius College since 1994.  He is also a Certified Public Accountant (May 1987).

Mark Savage

Mr. Savage is the founder and owner of M2 Capital Advisors, Inc., a Minnesota corporation (“M2 Capital”), which is a corporate advisory company with principal offices in Minnetonka, Minnesota.  For nearly two decades, M2 Capital has pioneered an innovative form of financial consulting that combines introduction to growth capital and access to corporate finance strategy and key business development services critical to the rapid growth and long-term success of emerging companies.  These services, provided by M2 Capital staff specialists and representatives, include executive recruiting and team building, human resource planning, securities and contract law, marketing strategies, brand development, strategic industry relationships, marketing communications, investor relations, business plans, white papers and corporate governance (particularly Sarbanes-Oxley, HIPPA and Gram-Leach-Bliley).  M2 Capital’s consultative approach to early stage investing has proven to be a valuable skill set that enables entrepreneurs and early stage management teams to remain focused on core business issues while accelerating the growth of shareholder value.  M2 Capital has provided early stage services to innovative companies developing new technologies and services in software, biotech, e-commerce and telecom and gaming industries in the United States, Canada and Central and South America.

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

Matt Atkinson

Mr. Atkinson has served as the President and CEO of Elev8 Marketing LLC, a Minnesota limited liability company (“Elev8 Marketing”), since April 2010, and presently.  He also served as Vice President of Sales for Griffin International from August of 2008 to March of 2010.  Mr. Atkinson’s duties as President and CEO of Elev8 Marketing have included being accountable for $500 Million in sales volume of complex product categories; directly managing a team of 19 account managers, business analysts and forecasting analysts; leading a cross functional team of 75 to develop product lines for over 37,000 retail stores; establishing relationships with senior level executives representing brands such as Microsoft, Apple, Nintendo, Disney and Proctor & Gamble; managing profit margins and forecasting in the North American markets, which increased market share from approximately 11% to approximately 72% in value video games; and as Senior Vice President of Sales and Marketing, oversaw all areas of sales, marketing, branding and distribution of the $60 Million Polaroid licensed consumer electronics business.  Mr. Atkinson received a B.S. in sports management from the University of Minnesota in 2005.

Terry Addington

Mr. Addington was the Chairman and CEO of SI Wireless, SI Spectrum and Twigby from late 2009 until his recent retirement on January 1, 2018.  Mr. Addington has had a distinguished 30 year career in the Wireless Industry, having entered the industry in 1984.  In 1990, Mr. Addington was involved in the founding of the entity that would become First Cellular of Southern Illinois.  While at First Cellular, Mr. Addington succeeded in making the company a leader not only in the rural carrier community, but in the broader wireless industry as well.  He was a 12 year Director of both the Cellular Telecommunications and Internet Association (“CTIA”) and the Rural Cellular Association (“RCA,” now “CCA”).  In 2004 – 2005 period, he served as Chairman of the Board of CTIA, and in 2001 – 2002 period, he served as Chairman of the Board of RCA.

Mr. Addington is the recipient of numerous honors and distinctions for his work in federal and state legislative, regulatory and policy matters, including the prestigious Wireless Industry Presidents Award, presented by CTIA in 1995, as well as the GTE Mobilnet Presidents Award. He has served on several early stage company Boards of Directors and was a past Consultant to Vantage Marketplace, LLC, a subsidiary of Goldman Sachs.  His civic involvement activities include several years on the Board of Directors of the Illinois Telecommunications Association (ITA) and the Rend Lake College foundation and six years as a Commissioner of the Mount Vernon, Illinois Economic Development Commission.

Mr. Addington was born and raised in Seattle, Washington, and earned a degree in Economics from Central Washington State University, Ellensburg, Washington.

Robert Beaty

Mr. Beaty is currently the President of AGS Construction Inc., a premier reconstruction company in Denver Metropolitan area.  Previously, he was the founder and CEO of Impact Telecom, a leader in the telecommunications market, which focused on delivering flexible and effective solutions to carriers, businesses and homes.  Impact Telecom is comprised of a family of brands all dedicated to innovation, affordability and execution.

Mr. Beaty brings 23 years of experience in telecommunications and managing wholesale and commercial customer bases. Prior to starting Impact Telecom in 2005, he served as the Senior Vice President of Sales for ICG Communications. He helped guide ICG through bankruptcy, and was a valued member of the senior executive team tasked with growing and managing the customer base.

He earned a B.A. in Psychology from the University of Kansas and his M.B.A. in Business Administration from Webster University.

Dennis E. Miller

Mr. Miller is currently serving on the Board of Directors of New Ulm Telecom, Inc., a diversified communication company headquartered in New Ulm, Minnesota (“New Ulm Telecom”).  New Ulm Telecom is a publicly-held reporting company under the Exchange Act whose shares are traded on the OTC Markets Group OTCQB under the trading symbol “NULM.”  Mr. Miller has been an Independent Director of New Ulm Technology since 2009.  From 1995 to 2007, he has also served as the President and CEO of Midwest Wireless Holdings in Mankato, Minnesota, where he was responsible for strategic development, including consolidating partnerships; identifying, financing, acquiring and integrating new markets; integrating multiple network technologies; and innovating product development and deployment. Mr. Miller led Midwest Wireless from a start-up company, culminating in successfully completing its sale to Alltel Wireless for $1.075 billion. Mr. Miller also served as Vice President - Minnesota Operations, for Pacific Telecom Cellular, Appleton, Wisconsin, from 1990 to 1995, where he was responsible for all operational aspects of five Rural Service Area partnerships that combined to form Minnesota Wireless.  He also has prior business experience in sales, including leading sales teams and developing sales and distribution programs and processes.

Mr. Miller brings to the Board his experience on numerous other Boards and his wireless telecommunications experience, along with his experience in regulatory and legislative affairs, at both the state and federal level, and his participation on business and industry Boards.

Significant Employees

We have two employees who are not executive officers, but who are expected to make a significant contribution to the Company’s business, who are Charles L. Schneider, Jr., as CEO of KonaTel Nevada, and J. William Riner, as Vice President of Operations of KonaTel Nevada.  Both are employees and who have Employment Agreements, which were assumed by us under the KonaTel Nevada Merger Agreement and are discussed below.

Charles L. Schneider, Jr.

Charles L. Schneider, Jr., age 52, has been the CEO of KonaTel Nevada, our wholly-owned subsidiary, since September 2016, and is a significant employee for our Company.  Mr. Schneider had an Employment Agreement with KonaTel Nevada whereby he receives $15,000 per month in salary and reimbursement of up to $1,000 per month in health insurance premiums.  We have assumed and will be honoring this Employment Agreement, which is automatically extended on a yearly basis.  A copy of this Employment Agreement is filed as an Exhibit to our 8-KA-1 Current Report dated November 15, 2017, filed with the SEC on December 20, 2017, and is accessible by Hyperlink in Part IV, Item 15.

Mr. Schneider has over 30 years of telecommunication experience at a Fortune 500 company, small/startup companies and other telecom companies in between.  His experience includes executive management, finance, sales, network operations, engineering, and regulatory affairs.  He is responsible for all profit and loss, strategic direction, new product offerings, new market and new technologies.

Prior to his service to KonaTel Nevada, he was President and CEO of CS Agency, LLC, from May 2015 to August 2016. CS Agency was a telecom consulting and sales distribution firm specializing in distribution of prepaid and Lifeline Program mobile services.  Mr. Schneider, as the sole owner of CS Agency, assigned five contracts to KonaTel Nevada as described in Exhibit B to his Employment Agreement.  From November of 2013 to April of 2015, Mr. Schneider was President and CEO of TAG Mobile, LLC, a mid-sized Mobile Virtual Network Operator and wireless Lifeline ETC based in the Dallas Metroplex area, serving 20 states.

J. William Riner

J. William Riner, age 65, is the Vice President of Operations of KonaTel Nevada, our wholly-owned subsidiary, a position he has held since August 1, 2016.   Mr. Riner had an Employment Agreement with KonaTel Nevada whereby he is paid $14,583.33, plus a monthly bonus based upon Monthly Net Income.  If the Monthly Net Income for the preceding calendar month is equal to or less than $40,000, there is no bonus.  For the portion of the Monthly Net Income that is greater than $50,000, the bonus is 10% of the Monthly Net income.  For the portion of the Monthly Net Income that is in excess of $1,000,000, there is no additional monthly bonus.  We have assumed and will be honoring this Employment Agreement through December 31, 2017, and then on a year to year basis. The Employment Agreement is filed as an Exhibit to our 8-KA-1 Current Report dated November 15, 2017, filed with the SEC on December 20, 2017, and is accessible by Hyperlink in Part IV, Item 15.

Prior to working for KonaTel Nevada, Mr. Riner was the CEO of Coast to Coast Cellular, Inc., from 1997 to November 2014. Coast to Coast launched as a small MVNO serving only the Johnstown, Pennsylvania, market.  Through the acquisition of four resellers, including Telecon Wireless, Coast to Coast grew from a small regional MVNO to a national MVNO and MVNE by 2004.  Mr. Riner’s efforts resulted in Coast to Coast’s growing to over $36.6 million in annual revenue by 2012.  In November 2014, Mr. Riner sold the assets of Coast to Coast to KonaTel Nevada.  Since that time, Mr. Riner has worked for our wholly-owned subsidiary as the Vice President or Director of Operations, where he is responsible for the operational and financial management of the Johnstown, Pennsylvania, and the Johnstown, New York, facilities.  In this position, he is responsible for all pricing of the reseller products, and all operational, customer service and financial personnel report directly to him.

Family Relationships

There are no family relationships between any of our officers and directors.

Involvement in Other Public Companies

Except as may be indicated above, none of our officers or directors is an “affiliate” of any other publicly-held companies.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our directors, executive officers or persons nominated to become directors or executive officers (or those in similar positions with us) has been the subject of any of the following:

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

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2017, and based upon a review of the filings contained in the Edgar Archives, all such required reports were believed to be timely filed.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  See Exhibit 14 in Part IV, Item 15.  We anticipate that our Code of Ethics will be updated in the near future by our current Board of Directors.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because until our closing of the KonaTel Merger, we had only one (1) director and two (2) executive officers, and we believed that we were able to effectively manage the issues normally considered by a Nominating Committee.  Now that the KonaTel Merger has been completed, we have five (5) directors and three (3) executive officers, a further review of this issue will no doubt be necessitated and undertaken by our current Board of Directors.

If we do establish a Nominating Committee, we will disclose our procedures in recommending nominees by our Board of Directors.

Audit Committee

We have not established an Audit Committee for the same reasons why we have not established a Nominating Committee,, and a further review of this issue will no doubt be necessitated and undertaken by our new management.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our Chief Executive Officer will be compensated according to the terms of his Employment Agreement that was filed as an Exhibit to our 8-KA-1 Current Report dated November 15, 2017, filed with the SEC on December 20, 2017, which may be accessed by Hyperlink in Part IV, Item. 15 hereof, and which is discussed below under the heading “Employment Agreement of D. Sean McEwen” of this Item. There are no other employment contracts, compensatory plans or arrangements, including payments to be received from us with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.  However, see the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part III, Item 11 hereof.

Summary Compensation Table

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards (1)	sation	Total

D Sean McEwen	2017	$77,386	$-	$-	$-	$9,373	$-	$77,386

Brian R. Riffle	2017	$-	$-	$-	$-	$-	$10,621	$10,621

Matthew Atkinson	2017	$-	$-	$-	$-	$1,562	$-	$-

Mark Savage	2017	$-	$-	$-	$-	$1,562-	$-	$-

Charles L. Schneider, Jr.	2017	$177,360	$-	$-	$-	$6.249	$-	$177,360

J. William Riner	2017	$191,740	$-	$-	$-	$3,749	$-	$191,740

Daniel Ryweck (2)	2017	$-	$-	$-	$2,501	$-	$-	$2,500

(1) See the heading “Outstanding Equity Awards” below.

(2) Mr. Ryweck was appointed as a director on July 6, 2016, and resigned on August 31, 2017.  He was issued 50,000 shares valued at $0.05 per share on July 25, 2017, for services rendered and in consideration of a general release.

Outstanding Equity Awards

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards; number of unearned shares, units or other rights that have not vested (3)	Equity incentive plan awards; market or payout value of unearned shares, units or other rights that have not vested (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark Savage (1)	0	250,000	250,000	$0.22	(1)	187,500		0
Matthew Atkinson (2)	0	250,000	250,000	$0.22	(2)	187,500		0
D. Sean McEwen (3)	0	1,500,000	1,500,000	$0.22	(3)	1,125,500		0
J. William Riner (4)	0	300,000	300,000	$0.20	(4)	300,000		0
Charles L. Schneider Jr. (5)	0	1,500,000	1,500,000	$0.20	(5)	1,500,000		0
John Shadek (6)	0	50,000	50,000	$0.20	(6)	75,000		0
Terry Addington	0	25,000	25,000	$0.33	(7)	75,000
Robert Beaty	0	25,000	25,000	$0.33	(7)	75,000
Dennis E. Miller	0	25,000	25,000	$0.33	(7)	75,000

(1)

These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five years from vesting: 31,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019.

(2)

 These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five years from vesting: 31,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019.

(3)

 These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five years from vesting: 187,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019.

(4)

These options all vest on the December 31, 2018, and do not expire for a period of five years from vesting.

(5)

These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five years from vesting: 500,000 shares exercisable December 18, 2018; December 18, 2019; and December 18, 2020.

(6)

These options vest on the date of grant, which was the Effective Time of the KonaTel Merger or December 18, 2017, and do not expire for a period of five years.

(7)

As part of their designation as directors, each of these new directors will receive a monthly cash payment of $2,000; and a quarterly stock option grant of 25,000 shares of our common stock, with the shares being valued at 110% of the fair market value of the closing price of our common stock on the date of the grant or $0.33 per share.  These options expire five years from the date of grant, which was February 12, 2018 (February 12, 2023); and they vest in 25,000 share tranches on May 12, 2018; August 12, 2018; November 12, 2018; and February 12, 2019.

Employment Agreement of D. Sean McEwen

At the Effective Time of the KonaTel Merger, we entered into an Employment Agreement with Mr. McEwen for a term of two (2) years, under which he will serve as the Chairman, President and CEO of our Company, with customary duties applicable to these positions, which are described in Exhibit A thereof.  Mr. McEwen will receive the following compensation under his Employment Agreement: $1,000 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his spouse. He will also receive a monthly bonus, computed as follows: If the combined EBITDA (“Combined EBITDA”) exceeds $85,000 in any calendar month, where Combined EBITDA is defined to mean the combined earnings (net profits) of the Company and all of its subsidiaries or other companies owned, and from all other sources before subtracting all interest expense, all income tax, all depreciation expense, and all amortization expense, on an accrual accounting basis according to GAAP as calculated by the regular account for the Company, the Company shall pay the employee, within 20 days after the end of the calendar month, a bonus equal to 10% of the monthly Combined EBITDA.

The Employment Agreement has customary termination, trade secret and dispute resolution clauses, among others.  The foregoing summary of is qualified in its entirely by reference to the actual copy of this Employment Agreement in our 8-KA-1 Current Report dated November 15, 2017, filed with the SEC on December 20, 2017, which is accessible by Hyperlink in Part IV, Item 15 hereof.

Compensation of Directors

Currently, and except for the $2,000 monthly compensation set out above, our non-executive directors do not receive any compensation other than the Incentive Stock Options outlined above in this Item under the heading “Outstanding Equity Awards.”

Transactions with Related Persons

For information regarding transactions with related persons, see the heading “Transactions with Related Persons,” in Part III, Item 13 below.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons,” under Item 13 below.

Parents of the Smaller Reporting Company

We have no parents.

(This space intentionally left blank)

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of the filing of this Transition Report with the SEC.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Other than as indicated below in footnotes to this table, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Owners

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1), (2) & (3)	Percent of Class (1), (2) & (3)

D. Sean McEwen	Common	26,099,500	77.9%
Matthew Atkinson	Common	4,012,500	12.0%
Mark Savage	Common	4,012,500	12.0%

Security Ownership of Officers and Directors

Name and Address of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership (1), (2) & (3)	Percent of Class (1), (2) & (3)

D. Sean McEwen	Common	13,874,500	41.4%

Brian R. Riffle	Common	0	0%

Matthew Atkinson	Common	4,012,500	12.0%

Mark Savage	Common	4,012,500	12.0%

Terry Addington	Common	25,000.075%

Robert Beaty	Common	25,000.075%

Dennis E. Miller	Common	25,000.075%

All Officers and Directors as a Group	Common	21,974,500	65.6%

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

(2) Based on 32,942,286 issued and outstanding shares of common stock, together with 574,500 vested options, for a total of 33,516,786 issued (or issuable with respect to such options) and outstanding shares of common stock, as of the date of this Transition Report. SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) M2 acquired 12,100,000 shares of our common stock under the Common Stock Purchase Agreement outlined in our 8-K Current Report dated July 19, and filed with the SEC on July 20, 2017, which is accessible by Hyperlink in Part IV, Item 15 hereof, and which is briefly discussed under the heading “Corporate History and Business” of the caption “Business” in Part I, Item 1 hereof. On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement were distributed to its members, pro rata, in accordance with their respective membership interests.  All of these transferred shares remain subject to the Shareholder Voting Agreement and the Lock-Up/Leak-Out Agreement described in this Item below.  Under the Shareholder Voting Agreement, Messrs. Savage and Atkinson and M2 have granted Mr. McEwen an irrevocable proxy to vote all shares owned by them for a period of two (2) years, among other terms and conditions; accordingly, Mr. McEwen is deemed to be the beneficial owner of approximately 26,099,500 shares of our outstanding 33,516,786 shares of common stock, which includes the 574,500 vested options referenced above.  This total number is set forth under the “Beneficial Owners” table and the separate beneficial ownership of Messrs. McEwen, Savage and Atkinson is set forth in the “Security Ownership of Directors and Officers” table for clarity.  The beneficial ownership of Mr. McEwen in the “Beneficial Owners” table includes 374,500 shares underlying personally owned vested options and 125,000 shares underlying vested options collectively owned by Messrs. Savage and Atkinson, all of which vested options can be exercised within 60 days of the filing of this Transition Report.

Shareholder Voting Agreement

The closing of the KonaTel Nevada Merger was subject, among other conditions, to the execution and delivery of a Shareholder Voting Agreement between the Company, Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen, whereby Mr. McEwen was granted an irrevocable proxy to vote the respective shares of our common stock owned or acquired by each of the foregoing, together with various additional rights, including a right of veto on certain corporate actions, for a period of two (2) years, including corporate action regarding the following matters: (i) an increase in the compensation of any employee of the Company by more than $20,000 in any one calendar year and for these purposes, the term compensation included any form of remuneration or monetary benefit; (ii) the issuance of stock, the creation of a new class of stock, the grant of options or warrants, modification of any shareholder, option holder or warrant holder’s rights, grants, conversion rights or the taking of any other action that directly or indirectly diluted the outstanding securities of the Company, excepting shares in the current private placement of common stock of the Company for an equity funding of $1,300,000 through the offer and sale of 6,500,000 shares of the Company’s common stock solely to “accredited investors”; (iii) the issuance of debt in excess of $100,000 in the aggregate in any one calendar year; (iv) the approval of a plan of merger, reorganization or conversion; (v) the sale, transfer or other conveyance of assets of the Company having an aggregate value in excess of $100,000 in any one calendar year, other than in the ordinary course of the business; (vi) the entry into a contract or other transaction having a total aggregate contractual liability for the Company in excess of $100,000 in any one calendar year; (vii) any change in the Bylaws of the Company modifying these requirements (all of which are included in our Amended and Restated Bylaws incorporated herein by reference as an Exhibit [see Part IV, Item 15, Exhibit 3(ii)]); and (viii) that Mr. McEwen be named as a “nominee” to the Board of Directors of the Company at any special or annual meeting of the Company’s shareholders to elect members to the Board of Directors and to vote all proxies provided to management in connection with any such meeting for Mr. McEwen as one of the “nominees” to our Board of Directors, so long as Mr. McEwen owns 5% or more of the outstanding shares of our common stock, among other provisions. The irrevocable proxy granted in the Shareholder Voting Agreement shall not prohibit any person whose shares are subject to the grant from depositing such person’s shares of common stock for public sale with a broker-dealer and allowing such broker-dealer to transfer such shares into “street name” for deposit with the Depository Trust Company; provided, however, so long as such person’s shares have not been publicly sold, they shall remain subject to the terms and provisions of the Shareholder Voting Agreement regardless of any such transfer without legend during the term of the Shareholder Voting Agreement.  The Shareholder Voting Agreement also provides, however, that if Mr. McEwen has been removed as a director for cause by our shareholders and such removal has been confirmed by a Delaware court of competent jurisdiction under Delaware law, this “nominee” provision shall not be enforceable by Mr. McEwen and shall be void (Exhibit 6.4(d) to the KonaTel Nevada Merger Agreement).  This summary of the Shareholder Voting Agreement is qualified in its entirety to the exact terms and conditions of the copy of the Shareholder Voting Agreement that is incorporated herein as an Exhibit in Part IV, Item 15, in our 8-KA-1 Current Report dated November 15, 2017, and filed with the SEC on December 20, 2017.

Lock-Up/Leak-Out Agreement

Subject to compliance with all of the applicable provisions of SEC  Rule 144 as now in effect or hereafter amended, including SEC interpretations thereof, or another available exemption from the registration provisions of the Securities Act, or an effective S-1 Registration Statement filed with the SEC under the Securities Act, which is accompanied by a “current” Resale Prospectus that includes the shares of common stock  that are sought to be publicly sold by a shareholder subject to the Lock-Up/Leak-Out Agreement through a registered broker-dealer (respectively, a “Registration Statement” and the “Shareholder Broker”), the Shareholder may only sell shares of common stock of the Company commencing on the later of six (6) months from April 17, 2018 (October 17, 2018), which is the date we filed our 8-KA-2 Current Report with the SEC that included the requisite financial statements of KonaTel Nevada and unaudited pro forma combined condensed financial statements of the Company and KonaTel Nevada as referenced elsewhere in this Transition Report, or the date of purchase by any Shareholder in our private placement (the “Lock-Up Period”); provided, however, the Lock-Out Period shall not cover any common Stock owned by the Shareholder that is included in a Registration Statement, though the provisions of the Leak-Out Period (as defined below) shall continue to be applicable to the Shareholder and the common stock.  Following the Lock-Up Period, the Shareholder may sell the Common Stock as follows (the “Leak-Out Period”):

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

For additional information about the Lock-Up/Leak-Out Agreement, see the copy of the Lock-Up/Leak-Out Agreement that is incorporated herein as an Exhibit in Part IV, Item 15, in our 8-KA-1 Current Report dated November 15, 2017, and filed with the SEC on December 20, 2017, which summary is qualified in its entirety to the exact terms and conditions of such referenced copy of the Lock-Up/Leak-Out Agreement.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.  However, provisions in our Amended and Restated Bylaws could delay, defer or prevent a change in control for a period of two (2) years.  See the heading “Shareholder Voting Agreement” of this Item above.

Securities Authorized for Issuance under Equity Compensation Plans

See the heading “Outstanding Equity Awards” of the caption “Executive Compensation,” Part III, Item 11 hereof.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions with JBS Holdings Inc.

As of December 31, 2016, amounts payable to JBS Holdings Inc. amounted to $15,892.  This amount was part of the liabilities assumed when an entity was acquired in 2014.  A significant employee partly owns JBS Holding, Inc.  This was fully paid as of September 2017.

Transactions with Shareholders

As of December 31, 2017, amounts due from advances to shareholders were $214,127.  During 2017, the Company’s shareholders, Sean McEwen, Matthew Atkinson, and Mark Savage advanced $191,500, $15,063, and $7,564, respectively.  The amount advanced was used for working capital purposes and bears no interest and does not have a maturity date.

On July 25, 2015, we issued 50,000 shares of our common stock to Daniel Ryweck for his service on our Board of Directors and for a general release.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” of this Item above, and Part III, Item 12 for identification of control persons.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Marketplace Rule 4200(a)(15), which states that “Independent director” means “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”  None of the following named directors come within any of the exceptions to this definition regarding: being or having been an executive officer; having an employee-employer relationship with us; having received compensation from us in an amount in excess of $100,000; and having certain relationships with us, in the case of membership of a director on an audit committee, including applicable family relationships.  According, Terry Addington, Robert Beaty and Dennis E. Miller, three of our current directors, are all independent directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the years ended December 31, 2017, and 2016, respectively:

Fee Category	2017	2016
Audit Fees	$40,500	$22,500
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$40,500	$22,500

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements of the Company contained in Part II, Item 8 above, of this Transition Report, which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Transition Report:

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

Exhibits incorporated by reference:

8-KA-2 Current Report dated November 15, 2017, and filed with the SEC on April 17, 2018.

8-K Current Report dated March 8, 2018, and filed with the SEC on March 9, 2018.

8-K Current Report dated February 7, 2018, and filed with the SEC on February 12, 2018.

Amended Certificate of Incorporation

10-K Annual Report for the fiscal year ended September 30, 2017, filed with the SEC on February 2, 2018.

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

ITEM 16.  FORM 10-K SUMMARY

None.

(This space intentionally left blank)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	June 29, 2018	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	June 29, 2018	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	June 29, 2018	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Date:	June 28, 2018	By:	/s/ Mark Savage
Mark Savage
Director

Date:	June 28, 2018	By:	/s/ Robert Beaty
Robert Beaty
Director

Date:	June 29, 2018	By:	/s/ Dennis E. Miller
Dennis E. Miller
Director