Form 10-Q
period 2018-03-31
KonaTel, Inc.
filed 2018-07-26
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File No. 001-10171

KonaTel, Inc.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	32,942,286 shares
Class	Outstanding as of July 26, 2018

Explanatory Note

On December 18, 2017 (the “Effective Time”), we completed an Agreement and Plan of Merger between our newly formed and wholly-owned acquisition subsidiary, and KonaTel, Inc., a Nevada corporation (respectively, “KonaTel Nevada” and the “KonaTel Nevada Merger Agreement”), whereby at the Effective Time, KonaTel Nevada was the surviving corporation and became our wholly-owned subsidiary (the “KonaTel Nevada Merger”).  Following the KonaTel Nevada Merger, our primary business operations have been those conducted by KonaTel Nevada.  Additional information about the KonaTel Nevada Merger is contained in our 8-KA-1 and our 8-KA-2 Current Reports dated November 15, 2017, and respectively filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2017, and April 17, 2018, and is incorporated herein by reference.  These Current Reports can be viewed by Hyperlink in Part II, Item 6 of this Quarterly Report.  Under the KonaTel Merger Agreement, we changed our fiscal year end from September 30, 2017, to a calendar year end; accordingly, we filed a 10-K Transition Report for the period from October 1, 2017, to the year ended December 31, 2017, with the SEC on June 29, 2018, which can also be accessed by Hyperlink in Part II, Item 6.

Cautionary Statements

We have a limited public float of our outstanding common stock, and there has been no established trading market in our common stock during the past three years.  See the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II, Item 5 of our 10-K Transition Report, filed with the SEC on June 29, 2018.  These factors may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.  On or about September 29, 2017, our Application for continued quotation of our common stock on the OTC Markets Group OTCQB Tier (respectively, the “OTC Markets” and the “OTCQB Tier”) was not approved because of our limited public float and the high concentration of the ownership in our common stock in one entity at that time, among other potential reasons. With the December 18, 2017, closing of the KonaTel Nevada Merger, the percentage of a majority of the ownership of our common stock in a limited number of holders has increased, with an aggregate of 26,174,500 shares (includes 574,500 shares underlying vested options that can be exercised within 60 days of the date of this Quarterly Report) being deemed to be beneficially owned by D. Sean McEwen, our Chairman, CEO, President and a director, 13,500,000 shares of direct ownership and 374,500 shares underlying personally owned vested options, and 12,225,000 shares (includes 125,000 shares underlying vested options owned by others) of indirect ownership under a Shareholder Voting Agreement executed and delivered at the Effective Time of the KonaTel Nevada Merger.  Based on the present number of outstanding shares of our common stock of 33,516,786 shares, which includes all 574,500 shares underlying vested options that can be exercised within 60 days of the date of this Quarterly Report, Mr. McEwen is currently the beneficial owner of approximately 77.9% of our outstanding shares.  See the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 12 of our 10-K Transition Report filed with the SEC on June 29, 2018, for additional information on these computations.  No further Application could have been made by us to the OTC Markets for further consideration of quotations of our common stock on the OCTQB Tier until on or about March 31, 2018, and no determination by management has been made as to whether any such Application will be filed in the near future.  Our common stock is currently quoted on the OTC Markets OTC Pink Tier (the “OTC Pink Tier”) under the trading symbol “KTEL.”

FORWARD LOOKING STATEMENTS

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named Dala Petroleum Corp., which is the Registrant, and our wholly-owned subsidiary, KonaTel Nevada.

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the SEC. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

KONATEL, INC.

FORM 10-Q

MARCH 31, 2018

INDEX

PART I - FINANCIAL STATEMENTS

March 31, 2018

Item 1. Financial Statements.

KonaTel, Inc.

Consolidated Balance Sheets

	March 31, 2018	December 31, 2017
	(unaudited)
Assets

Current Assets
Cash and Cash Equivalents	$362,916	$94,149
Accounts Receivable	848,669	744,082
Inventory, Net	64,425	45,910
Prepaid Expenses	203,304	103,567
Total Current Assets	1,479,314	987,708

Property and Equipment, Net	129,824	142,067
Oil and natural gas properties, at, cost, using the full cost method of accounting Unproved	12,038	37,475
Intangible Assets, Net	134,276	184,628
Other Assets	4,269	4,340

Total Assets	$1,759,721	$1,356,218

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$1,170,222	$1,374,709
Amount Due to Shareholder	150,000	223,327
Revolving Line of Credit	153,141	153,141
Deferred Revenue	61,201	36,835
Customer Deposits	28,854	28,854
Total Current Liabilities	1,563,418	1,816,866

Long term amount due to Stockholder	100,000	-
Total Liabilities	1,663,418	1,816,866

Common stock, $0.001 par value, 50,000,000 shares authorized, 31,942,286 and 27,192,286 outstanding and issued at March 31, 2018 and December 31, 2017, respectively	31,942	27,192
Additional Paid In Capital	3,783,261	2,703,033
Accumulated Deficit	(3,718,900)	(3,190,873)
Total Stockholder’s Equity	96,303	(460,648)

Total Liabilities and Stockholders’ Equity	$1,759,721	$1,356,218

See accompanying notes to unaudited consolidated financial statements.

KonaTel, Inc.

Consolidated Statements of Operations

	Three Months Ended March 31,
	2018	2017

Revenue	$2,393,355	$3,349,268
Cost of Revenue	1,934,690	2,720,776

Gross Profit	458,665	628,492

Operating Expenses
Payroll and Related	376,927	701,694
Operating and Maintenance	340,717	105,099
Bad Debt	15,210	80,237
Utilities and Facilities	59,732	51,956
Depreciation and Amortization	88,034	36,337
General and Administrative	17,637	24,977
Marketing and Advertising	20,477	14,512
Taxes and Insurance	55,135	24,303
Total Operating Expenses	973,869	1,039,115

Other Income (Expense)
Other Income	4,281	-
Interest Expense, Net	(17,104)	(12,574)
Total Other Income (Expense)	(12,823)	(12,574)

Net Loss	$(528,027)	$(423,197)

Net loss per share	$(0.02)	$(0.03)

Number of shares outstanding	28,406,175	13,692,286

See accompanying notes to unaudited consolidated financial statements.

KonaTel, Inc.

Consolidated Statements of Cash Flow

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(528,027)	$(423,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	88,034	36,337
Bad Debt	15,210	80,237
Stock-based Compensation	134,978	-

Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	(119,797)	170,841
Inventory	(18,515)	(29,954)
Prepaid Expenses	(99,737)	5,000
Accounts Payable and Accrued Expenses	(204,489)	153,109
Deferred Revenue	24,366	(40,193)
Customer Deposits	-	(49,350)
Other Assets	71	-
Net cash used in operating activities	(707,906)	(92,170)

Cash Flows from Investing Activities
Capital Expenditures	-	(5,845)
Net cash provided in investing activities	-	(5,845)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	950,000	-
(Repayment of) Proceeds From Revolving Lines of Credit, Net	-	(4,466)
Advances made by Shareholder	100,000	-
Repayments of amounts due to Shareholder	(73,327)	-
Net cash provided by financing activities	976,673	(4,466)

Net increase (decrease) in cash	268,767	(102,481)

Cash - Beginning of Period	94,149	116,838
Cash - End of Period	$362,916	$14,357

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$11,674	$11,789
Cash paid for taxes	$-	$-

See accompanying notes to unaudited consolidated financial statements.

KONATEL, INC.

Notes to Consolidated Financial Statements

(unaudited)

NOTE 1 – ORGANIZATION

KonaTel Inc., formerly known as Dala Petroleum Corp. (the “Company,” “we,” “our,” or “Dala”), also formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation (“Westcott”). On December 18, 2017, we acquired KonaTel, Inc, a Nevada sub S-Corporation (“KonaTel Nevada”), in a merger with our acquisition subsidiary under which KonaTel Nevada became our wholly-owned subsidiary.

NOTE 2 – TRANSACTIONS

June 2014 Merger

On June 2, 2014, the Company, its newly formed and wholly-owned subsidiary, Dala Acquisition Corp., a Nevada corporation (“Merger Subsidiary”), and Dala Petroleum Corp., a Nevada corporation (“Dala Nevada”), executed and delivered an Agreement and Plan of Merger (the “Merger Agreement”), whereby Merger Subsidiary merged with and into Dala Nevada, and Dala Nevada was the surviving company under the merger and became a wholly-owned subsidiary of then-named Westcott (the “Merger”) on the closing of the Merger. As a result of the Merger, Westcott issued 10,000,000 shares of its common stock in exchange for all of the outstanding shares of common stock of Dala Nevada, which shares were distributed to Dala Nevada’s sole shareholder, Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”), and were then distributed on a pro rata basis to its members.

As a condition precedent to the Merger, Westcott raised $2,025,000 from persons who were “accredited investors” in consideration of the sale of 2,025 shares of its Series A 6% Convertible Preferred Stock and 2,893,725 warrants at an offering price of $1,000 per unit.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that was convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested; and (ii) 1,429 warrants (issued for each share of Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the Company at an exercise price of $1.35 with a life of three years as of the “Effective Date” defined as the earliest date of the following to occur: (a) the initial registration statement required by the offering documents had been declared effective by the United States Securities and Exchange Commission (the “SEC”); (b) all of the underlying shares had been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the “current public information” required under SEC Rule 144 and without volume or manner-of-sale restrictions included therein; or (c) following the one year anniversary of June 3, 2014.

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

May 2016 Transaction

The Company entered into a Partial Cancellation Agreement (the “PCA”) by and among its subsidiary, Dala Nevada, Chisholm II and certain members of Chisholm II (the “Chisholm Members”), through which Chisholm II (after receiving shares from these Chisholm Members) returned a total of 8,567,800 shares of the Company’s common stock to the Company for cancellation.  In exchange for the return of these shares for cancellation, the Company assigned 55,000 acres of the Company’s Property rights (approximately 68.75% of its total holdings) to Chisholm II.

Pursuant to terms of the PCA, on May 26, 2016, the 8,567,800 shares of common stock delivered by Chisholm Members were cancelled on the books and records of the Company. Prior to that, the Company assigned 55,000 acres of its leased Property to Chisholm II.

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

M2 agreed to pay M2 Capital Advisors, Inc., a Minnesota corporation (“M2 Capital”), which is wholly-owned by Mark Savage, a founding member of M2, an Introduction Fee of $25,000 for introducing the Company to M2. These funds were divided between M2 Capital and Elev8 Marketing, a firm owned by Matthew Atkinson, who is also a founding member of M2 and M2’s sole Manager, and were utilized to repay these entities for legal costs and miscellaneous expenses incurred by them in connection with the formation and funding of M2.  Mr. Savage was appointed the President and Chief Financial Officer and a director at the Closing, and is presently a director of the Company; and Mr. Atkinson was elected as the Secretary at the Closing, and presently serves in that capacity with the Company.

The Closing of the Common Stock Purchase Agreement resulted in a change in control of the Company.

December 2017 Transaction

On November 15, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” and the “Merger”) with Mark Savage, our then President, a director (currently serving as a director) and a beneficial shareholder, Matthew Atkinson, our Secretary, a beneficial shareholder and the Manager of our then principal shareholder, M2, and M2 and our wholly-owned Nevada acquisition subsidiary, Dala Subsidiary Corp., on the one hand; and KonaTel Nevada and D. Sean McEwen, KonaTel Nevada’s President and sole shareholder, on the other hand. The Merger was closed on December 18, 2017, and Articles of Merger were filed on that date with the Secretary of State of the State of Nevada whereby KonaTel Nevada was the surviving corporation and became our wholly-owned subsidiary. The Company issued 13,500,000 shares of our one mill ($0.001) par value common stock comprised of “restricted securities” as defined in SEC Rule 144 promulgated under the Securities Act, in exchange for all of the outstanding shares of common stock of KonaTel Nevada. Post-Merger, and except as discussed below about conditions to the closing of the Merger, there were approximately 27,192,286 outstanding shares of our common stock, 13,500,000 shares of which are owned by Mr. McEwen; 12,100,000 shares of which were then owned by M2 (Messrs. Savage and Atkinson are members of M2 and collectively owned approximately 65.2% of M2, which equated to an indirect beneficial ownership of approximately 3,950,000 shares of our common stock each, and with Mr. Atkinson being the sole Manager of M2, he was then also the beneficial owner of all of M2’s shares of our common stock; and 1,692,286 shares, which were owned by public shareholders.  On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement referenced above were distributed to its members, pro rata, in accordance with their respective membership interests.

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

The Company entered into a Lock-Up/Leak-Out Agreement with Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen respecting the resale of their respective shares of common stock beneficially owned or subsequently acquired in the Company covering an 18 month period commencing at the closing of the Merger.

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

Allowance for Doubtful Receivables

The allowance for doubtful receivables is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of March 31, 2018, and December 31, 2017, management has determined that no allowance for doubtful receivables is necessary.

Inventory

Inventory consists primarily of the cost of cellular phones and cellular accessories. Inventory is reported at the lower of cost and net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method.

Due to the rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists.  As of March 31, 2018, and December 31, 2017, the allowance for inventory obsolescence amounted to $12,755 and $19,243, respectively.

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

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of March 31, 2018 and December 31, 2017.

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

The Company held $28,854 in collateral deposits from various sub-reseller customers at March 31, 2018 and December 31, 2017. Such amounts represent collateral received from the sub-resellers in order to contract with the Company. The related contracts have an option to terminate the contract within a period of less than one year, and accordingly, these collateral deposits are classified as current liabilities in the accompanying balance sheet.

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

Fair Value Measurements at March 31, 2018
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$12,038	$12,038

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to Property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended March 31, 2018, as it was not required.

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

During the period ended March 31, 2018, and December 31, 2017, the Company incurred a total of $0 in oil and natural gas expenditures.

During the three months ended March 31, 2018, we reduced the ceiling under the full cost method through amortization expense of $25,437.

No impairment was realized for the period ending March 31, 2018, or the year ended December 31, 2017.

On May 10, 2016, the Company entered into a Partial Cancellation Agreement (the “PCA”) by and among its subsidiary, Dala Nevada, Chisholm II, and certain Chisholm Members through which Chisholm II (after receiving shares from these Chisholm Members) returned a total of 8,567,800 shares of the Company’s common stock to the Company’s treasury for cancellation.  In exchange for the return of these shares for cancellation, the Company returned 55,000 acres of the Company’s Property rights, held in the form of oil and gas leases acquired from Chisholm II (approximately 68.75% of its total holdings), to Chisholm II.

Revenue Recognition

Services revenues are generated from cellular and telecommunication services.  The revenue is derived from wholesale and retail services.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update. We do not believe this guidance will impact the recognition of our primary source of revenue from our wholesale and retail customers. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Income Taxes

Beginning on December 18, 2018, the Effective Date of the KonaTel Nevada Merger, KonaTel Nevada terminated its S Corporation status.  For the short-tax year, there was no tax provision of federal or state taxes in the financial statements.  As of March 31, 2018, because of a net loss, there was no tax provision of federal or state taxes in the financial statements.

Prior to the closing of Merger, with the consent of its shareholders, KonaTel Nevada had elected under the Internal Revenue Code and for Pennsylvania tax purposes to be an S Corporation. In lieu of corporation income taxes, the shareholders of a S Corporation are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision for federal or state income tax is included in the financial statements. The Company evaluates tax positions taken and determines whether it is more-likely-than-not that the tax position will be sustained upon examination based on the technical merits of the position. Management has reviewed its tax positions regarding state nexus as well as its status as a pass-through entity and has determined there are no such positions that fail to meet the more-likely-than-not criterion.

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

During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As of March 31, 2018, the Company had vested stock options and awards outstanding totaling 3,925,000, which are not included in the calculation because they are anti-dilutive.  For March 31, 2018, the weighted average common shares equivalent was 28,406,175.  For March 31, 2017, the weighted average common share equivalents were 13,692,286.

The following table presents the potentially dilutive shares that were excluded from the computation of diluted net income (loss) per share of common stock attributable to common stockholders, because their effect was anti-dilutive:

	March 31, 2018	March 31, 2017
Stock-based option awards	3,925,000	0

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

The Company also has a concentration of risk with respect to trade receivables from sub-resellers. As of March 31, 2018, and December 31, 2017, the Company had a significant concentration of receivables due from three and two major customers, respectively (defined as customers whose receivable balances are greater than 10% of total accounts receivable). These customers represented approximately 63% of the total accounts receivable as of March 31, 2018, and approximately 78% of total accounts receivable as of December 31, 2017.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major sub-reseller customers.  For the period ended March 31, 2018, and 2017, the Company had two major sub-reseller customers which amounted to approximately 21% and 47%, respectively, of total revenues.  For the year ended December 31, 2017, the Company had two major sub-reseller customers which amounted to approximately 43% of total revenues.

Effect of Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (“ASU No. 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has determined that this pronouncement has very little impact on the financial statements.  The Company has determined that the cumulative effect transition method would be applied.

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

Emerging Growth Company

The Company is an emerging growth company and has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of March 31, 2018, and December 31, 2017:

	March 31, 2018	December 31, 2017

Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	87,201	87,201
Billing Software	217,163	217,163
Office Equipment	89,590	89,590
	440,904	440,904
Less: Accumulated Depreciation and Amortization	(311,080)	(298,837)
	$129,824	$142,067

Depreciation expense amounted to $12,243 and 36,337 for the periods ended March 31, 2018, and 2017, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets consist of customer lists that were acquired through acquisitions:

	March 31, 2018	December 31, 2017

Customer Lists	$1,135,961	$1,135,961
Less: Accumulated Amortization	(1,001,685)	(951,333)
	$134,276	$184,628

Amortization expense amounted to $50,351 and $18,933 for the periods ended March 31, 2018, and 2017, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Future amortization over the next year will be $134,276, which fully amortizes intangible assets.

NOTE 6 – LINES OF CREDIT

The Company has three lines of credit with a bank which provide aggregate maximum borrowing availability of $1,050,000 as of March 31, 2018, and December 31, 2017. The lines of credit are payable on demand and bear interest at a variable rate with a floor set at 5.25%. Outstanding advances under these line of credit arrangements amounted to $153,141 as of March 31, 2018, and December 31, 2017.  The lines of credit matured in April 2018. The maturity date has been verbally extended by the bank on a month-to-month basis.

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

NOTE 7 – OPERATING LEASES

The Company leases property under non-cancelable operating leases with terms in excess of one year. The current property lease in excess of one year expires April 30, 2019. Future minimum lease payments over the next three years under the terms of these operating leases are as follows:

Period Ended March 31,
2018	$49,574
2019	38,558

The Company also leases an office space on a month-to-month basis. Total lease expense for the three months ended March 31, 2018, and 2017 amounted to $39,683 and $37,401, respectively.

NOTE 8 – AMOUNT DUE TO SHAREHOLDER

During 2018, Gary Stevens advanced the Company $100,000. The amount was used for working capital purposes.  The note consisted of a $5,000 loan fee, plus an annual interest rate of 8.00%.  As of March 31, 2018, the amount outstanding was $100,000.

During 2017, certain of the Company’s principal shareholders, D. Sean McEwen, Matthew Atkinson, and Mark Savage, advanced the Company $191,500, $17,063 and $14,764, respectively. The amounts advanced were used for working capital purposes and bear no interest and do not have a maturity date.  Interest expense is imputed based on the applicable federal rate of 1.52%.  As of March 31, 2018, D. Sean McEwen is owed $150,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

Transactions with Shareholders

As of March 31, 2018, amounts due from advances to shareholders were $250,000. The details of the advances are set forth in NOTE 8.

NOTE 10 – RETIREMENT PLAN

The Company sponsors a 401(k) profit sharing plan for its employees, whereby participants may contribute through salary deductions as defined, not to exceed certain IRS limits. The plan also provides for an employer matching contribution and also discretionary employer contributions. As of November 3, 2017, the Company no longer provided an employer match. The Company contributed $14,298 for the period ended March 31, 2017.

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

Escrowed Contract

Effective February 7, 2018, the Company entered into an Agreement for the Purchase and Sale of Membership Interest dated as of February 5, 2018 (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, LLC, an Oklahoma limited liability company (“IM Telecom”), from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom is a “Lifeline Program” license (a Federal Communications Commission [the “FCC”] approved Compliance Plan), the transfer of ownership of which requires prior approval of the FCC.  If the transfer of the beneficial ownership of the Lifeline Program license to us is not approved by the FCC prior to April 30, 2018, or a later date agreed upon by the parties, either party may terminate the PSMI.  The parties continue to seek FCC approval of the transfer of the Lifeline Program License, and neither party has exercised its right to terminate the PSMI.  No assurance can be given that the transfer of this license will be approved.  The FCC approval has not been granted as of yet.

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $593,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of March 31, 2018, and December 31, 2017.

Going Concern

As the Company did not generate net income during the three month periods ending March 31, 2018 and 2017, we have been dependent upon equity financing to support our operations.  In addition to losses of $528,027 and $423,198 for the periods ending March 31, 2018, and 2017, respectively, we have experienced negative cash flow from operations of $707,906 and $92,170 in 2018, and 2017. The accumulated deficit as of March 31, 2018, is $3,718,900.

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

NOTE 12 – SEGMENT REPORTING

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

The Wholesale unit had 19 and 24 customers for the periods ended March 31, 2018, and 2017, respectively. The Retail Unit had an average lines/customers of 19,518 and 12,366 for the periods ended March 31, 2018, and 2017, respectively. The Gross Profit per line for Wholesale was $2.41 and $1.72 for the periods ended March 31, 2018, and 2017, respectively. The Gross Profit per line for Retail was $5.41 and $10.38 for the three month periods ended March 31, 2018, and 2017, respectively.

The following table reflects the result of operations of the Company’s reportable segments:

	Wholesale	Retail	Gas & Oil	Total

For the Year Ended March 31, 2018
Revenue	$671,508	$1,721,847	$-	$2,393,355

Operating Loss	$(163,267)	$(339,323)	$(25,438)	$(528,027)

Depreciation and amortization	$27,220	$35,376	$25,438	$88,034
Additions to property and equipment	$-	$-	$-	$-

For the Year Ended March 31, 2017
Revenue	$2,263,359	$1,085,909	$-	$3,349,268

Operating Loss	$(163,847)	$(259,351)	$-	$(423,198)

Depreciation and amortization	$14,068	$22,269	$-	$36,337
Additions to property and equipment	$-	$5,845	$-	$5,845

NOTE 13 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in NOTE 2, in fiscal year 2014, the Company sold 2,025 units consisting of a total of 2,025 shares of Series A 6% Convertible Preferred Stock and 2,893,725 warrants at the price of $1,000 per unit.  Proceeds received totaled $2,025,000 (with a net of offering costs of $1,990,000).  The warrants were valued at $711,044 and this amount was separated from the value of the preferred stock.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that was convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment); and (ii) 1,429 warrants (issued for each share of Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date,” defined as the earliest date of the following to occur: (a) the initial registration statement required by the offering documents had been declared effective by the SEC; (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions thereof; or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 shares of Series A 6% Convertible Preferred Stock, exercisable into 2,868,571 shares of common stock, were issued and outstanding as of June 30, 2017. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock. The Company discontinued paying the quarterly dividend as of July 1, 2015, and the amount owed thereunder had been accruing since that time until May 10, 2016, at which time all accrued dividends on 675 of the 2,025 shares were waived and cancelled by certain preferred shareholders.  The cancelled dividends were accounted for by offsetting to additional paid-in capital.

As the Series A 6% Convertible Preferred Stock was contingently redeemable at a fixed price and such redemption would not be solely within the control of the Company, the preferred stock is classified outside of stockholders’ equity, as “temporary equity” between liabilities and stockholders’ equity on the Company’s consolidated balance sheet.

The Series A 6% Convertible Preferred Stock has no voting rights.

On February 17, 2016, a supermajority of more than 67% of the shareholders of the Series A 6% Convertible Preferred Stock approved certain corporate transactions in an effort to settle certain violations of the Series A 6% Convertible Preferred Stock Certificate of Designation and other documents related to the sale of Series A 6% Convertible Preferred Stock in 2014. The transactions approved by a supermajority of the Series A 6% Convertible Preferred Shareholders were to be implemented by the Board of Directors at the Board’s discretion. The approved transactions included the following: (i) the approval of a potential settlement agreement with Chisholm Partners II, LLC and certain Chisholm Members; (ii) the approval of the amendment of the Certificate of Designation for the Series A 6% Convertible Preferred Stock modifying the Conversion Price to $0.05; (iii) the Removal of Section 7, “Certain Adjustments” in the Series A 6% Convertible Preferred Stock Certificate of Designation; (iv) the modification of the permitted indebtedness allowable under the Series A 6% Convertible Preferred Stock COD to $200,000; (v) the approval of promissory notes with related parties in an amount up to $60,000; (vi) the waiver of the right of redemption upon triggering events for the Company’s violations of Section 10 of the COD; (vii) the waiver of the accrual of the late fee for unpaid dividends as of January 1, 2016; (viii) the waiver of the first right of refusal to purchase shares from other Series A 6% Convertible Preferred Shareholders; and (ix) waiver of the “Most Favored Nation” provision in the SPA for the Series A 6% Convertible Preferred Stock, among other things. None of the items approved by the shareholders have yet been effected by the Board.

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

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock. As of September 30, 2017, there were no Series A 6% Convertible Preferred Stock shares outstanding.

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

NOTE 14 – SHAREHOLDERS’ EQUITY

Common Stock

On June 2, 2014, the Company issued 10,000,000 shares of its common stock to Chisholm II in exchange for oil and natural gas assets recorded at $1,898,947.

As discussed above, the Company completed a reverse-merger with Dala Nevada, with Dala Nevada being the acquirer for financial reporting purposes.  At the date of that Merger, the Company had 2,500,000 shares of common stock outstanding. The total amount of shares issued and outstanding post-Merger, as of December 31, 2014, was 12,500,000 shares of common stock.

On November 17, 2014, one of the Company’s shareholders of Series A 6% Convertible Preferred Stock, Chienn Consulting Company, converted 17 shares of its Series A 6% Convertible Preferred Stock into 24,286 shares of the Company’s common stock.

As part of the PCA executed in May 2016 (see NOTE 2), 9,597,800 shares of common stock were returned to the Company and recorded in treasury and were returned to the authorized but unissued shares of the Company.

On July 19, 2017, the Company issued 12,100,000 shares of common stock to M2.

On July 25, 2017, the Company issued 250,000 shares of our common stock as compensation and for a general release.  We issued 50,000 shares to Daniel Ryweck for his service on our board of directors, and 200,000 to our attorney, Leonard W. Burningham, Esq., for certain of his legal services in the change of control involving M2 and pursuant to his Engagement Letter.

As discussed above, the Company completed a reverse-merger with KonaTel Nevada, with KonaTel Nevada being the acquirer for financial reporting purposes.  At the date of the Merger, the Company issued 13,500,000 shares of common stock to D. Sean McEwen, who was then the sole shareholder of KonaTel Nevada.  At the date of the Merger, 12,100,000 shares were owned by M2 (Messrs. Mark Savage and Matthew Atkinson are members of M2 and collectively owned approximately 65.2% of M2, which equated to an indirect beneficial ownership of approximately 3,950,000 shares of our common stock each), and with Mr. Atkinson being the sole Manager of M2, he was also the then beneficial owner of all of M2’s shares of our common stock; and 1,692,286 shares, which were owned by public shareholders.  On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement referenced above were distributed to its members, pro rata, in accordance with their respective membership interests.

On March 8, 2018, we issued 4,750,000 shares of our common stock in a private placement to “accredited investors” at $0.20 per share for an aggregate amount of $950,000.

During the three months period ended March 31, 2018, the Company recorded vested options expense of $134,978.

Also, see NOTE 2 above.

Stock Compensation

The Company offered stock option outstanding equity awards to directors and key employees. Options vested in tranches and do not expire for five years. During the three months period ended March 31, 2018, the Company recorded vested options expense of $134,978.

The following table represents stock option activity as of and for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2017	3,925,000	$0.21	4.7	$-
Granted
Exercised
Forfeited
Options Outstanding – March 31, 2018	3,925,000	$0.21	4.7	$-

Options Vested and Expected to Vest, March 31, 2018	3,925,000	$0.21	4.7	$-

Exercisable and Vested, March 31, 2018	1,049,250	$0.24	4.7	$-

NOTE 15 – INCOME TAX

For the periods ending March 31, 2018, and 2017, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

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

The Company’s tax expense differs from the “expected” tax expense for Federal income tax purposes (computed by applying the United States Federal tax rate of 21% to loss before taxes).

The tax effects of the temporary differences between reportable financial statement income and taxable income are recognized as deferred tax assets and liabilities.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at March 31, 2018 and 2017, respectively, are as follows:

	March 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$373,130	$408,391
Total gross deferred tax assets	373,130	408,391
Less: Deferred tax asset valuation allowance	(373,130)	(408,391)
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $373,130 and $408,391 as of March 31, 2018 and 2017, respectively.

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

NOTE 16 – SUBSEQUENT EVENTS

On April 13, 2018, we issued 1,000,000 shares of our common stock through an additional private placement at $0.20 per share for an aggregate of $200,000, $100,000 in cash and $100,000 in payment of our short term note to this subscriber, Gary Stevens.  See NOTE 8.

On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement referenced above were distributed to its members, pro rata, in accordance with their respective membership interests.  This action was approved by the requisite members of M2 on April 9, 2018.

The Company has evaluated subsequent events through July 26, 2018, the date the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

Comparison of the Quarter Ended March 31, 2018, to the quarter ended March 31, 2017

Results of Operations

For the quarter ended March 31, 2018, we had $2,393,355 in revenues from operations compared to the quarter ended March 31, 2017, where we had $3,349,268 in revenue from operations.  The cost of revenue for the quarter ended March 31, 2018, was $1,934,690, compared to $2,720,776 for the quarter ended March 31, 2017.  We had a gross profit of $458,665 for the quarter ended March 31, 2018, and $628,492 for the quarter ended March 31, 2017.

For the quarter ended March 31, 2018, and the quarter ended March 31, 2017, total operating expenses were $973,869 and $1,039,115, respectively, for a decrease of $65,246.

For the quarter ended March 31, 2018, non-operating expenses were other income of $4,281 and interest expense of $17,104 compared to no other income and interest expense of $12,574 for the quarter ended March 31, 2017.

For the quarter ended March 31, 2018, and the quarter ended March 31, 2017, we had a net loss from operations of $528,027 and $423,197, respectively.

In comparing our Statements of Operations between the three month periods ended March 31, 2018, and 2017, the Company was just beginning the process of diversifying the service mix.  Gross Revenue generated from the lower profit margin wholesale service was 67.6% of the total revenue for the three month period ending March 31, 2017.  Comparatively, the wholesale service only accounted for 28.1% of the total gross revenue for the three months ended March 31, 2018.  During the same comparative periods, gross retail revenue increased by 58.5%. Gross profit per line slightly increased to $2.41 from $1.72 on the wholesale service as lower margin, high volume customers were being eliminated.  Retail gross profit per line decreased from $10.38 to $5.41 as the diversification plan created several up-front costs for equipment for re-sale.

Liquidity and Capital Resources

As of March 31, 2018, we have $362,916 in cash and cash equivalents on hand.

In comparing liquidity between the three month periods ending March 31, 2018, and December 31, 2017, cash and short-term assets increased by 49.8%.  The increase was generated through sale of common stock and increased receivables and prepaid assets.  Liabilities and total overall debt showed an 8.5% decrease in the three month period ending March 31, 2018, when compared to December 31, 2017.  Going forward, equity investment and growth of new services is expected to provide the liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) improved to .95 as of March 31, 2018, compared to .54 as of December 31, 2017.  Working capital increased by 89.9%.

As indicated in NOTE 12 of the Notes to the Consolidated Financial Statements and the Results of Operations, gross revenue has decreased by 28.5% when comparing the three months ended March 31, 2018 and 2017. Similarly, gross profit decreased by 27.0%. This occurred as the Company began the diversification process. The revenue generated in the three month period ended March 31, 2017 was becoming more difficult to maintain as the industry became more regulated, competitive, and volatile. Profit margin percentage increased by 2.1% as the services provided began to be diversified into a more profitable areas.

Cash Flow from Operations

During the quarter ended March 31, 2018, and the quarter ended March 31, 2017, cash flow used in operating activities was $707,906 and $92,170, respectively.  Cash flows used in operating activities were primarily attributable to the Company’s net loss of $528,027 and $423,197 for the quarters ended March 31, 2018, and 2017, respectively.

Cash Flows from Investing Activities

During the quarter ended March 31, 2018, and the quarter ended March 31, 2017, cash flow (used) provided in investing activities was $0 and ($5,845), respectively.

Cash Flows from Financing Activities

During the quarter ended March 31, 2018, and the quarter ended March 31, 2017, cash flow provided by financing activities was $976,673 and cash flow used by financing activities was $4,466, respectively.  The funds provided by financing were comprised of proceeds from issuance of common stock, $950,000 for 2018, and $0 for 2017; repayments of revolving lines of credit was $0 for 2018, and ($4,466) for 2017; advances made by shareholder of $100,000 in 2018, and $0 in 2017; and repayments to shareholder of $73,327 for 2018, and $0 for 2017.

Going Concern

As the Company did not generate net income during the three month periods ending March 31, 2018, and 2017, we have been dependent upon equity financing to support our operations.  In addition to losses of $528,027 and $423,198 for the periods ending March 31, 2018, and 2017, respectively, we have experienced negative cash flow from operations of $707,906 and $92,170 in 2018, and 2017. The accumulated deficit as of March 31, 2018, is $3,718,900.

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

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the year ended March 31, 2018.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and interim chief financial officer to allow timely decisions regarding disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Item 1A. Risk Factors, Part I, commencing on page 13, of the Company’s 10-K Transition Report filed with the SEC on June 29, 2018, for a list of “risk factors” which can be accessed by Hyperlink in Part II, Item 6 hereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 12, 2018, we issued 300,000 Incentive Stock Option grants to three newly appointed directors, 100,000 options to each.

On March 8, 2018, we issued 4,750,000 shares in a private placement at $0.20 per share for an aggregate amount of $950,000.

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

Item 3. Defaults upon Senior Securities

None, not applicable.

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

Item 6. Exhibits

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

Exhibits incorporated by reference:

10-K Transition Report for the period from October 1, 2017, to December 31, 2017, and filed with the SEC on June 29, 2018.

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

KonaTel, Inc.

Date:	July 26, 2018	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	July 26, 2018	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	July 26, 2018	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer