Form 10-Q
period 2018-06-30
KonaTel, Inc.
filed 2018-08-17
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	32,942,286 shares
Class	Outstanding as of August 17, 2018

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

Cautionary Statements

We have a limited public float of our outstanding common stock, and there has been no established trading market in our common stock during the past three years.  See the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II, Item 5 of our 10-K Transition Report, filed with the SEC on June 29, 2018.  These factors may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.  On or about September 29, 2017, our Application for continued quotation of our common stock on the OTC Markets Group OTCQB Tier (respectively, the “OTC Markets” and the “OTCQB Tier”) was not approved because of our limited public float and the high concentration of the ownership in our common stock in one entity at that time, among other potential reasons. With the December 18, 2017, closing of the KonaTel Nevada Merger, the percentage of a majority of the ownership of our common stock in a limited number of holders has increased, with an aggregate of 26,499,250 shares (includes 899,250 shares underlying vested options that can be exercised within 60 days of the date of this Quarterly Report) being deemed to be beneficially owned by D. Sean McEwen, our Chairman, CEO, President and a director, 13,500,000 shares of direct ownership and 561,750 shares underlying personally owned vested options, and 12,225,000 shares (includes 187,500 shares underlying vested options owned by others) of indirect ownership under a Shareholder Voting Agreement executed and delivered at the Effective Time of the KonaTel Nevada Merger.  Based on the present number of outstanding shares of our common stock of 33,841,536 shares, which includes all 899,250 shares underlying vested options that can be exercised within 60 days of the date of this Quarterly Report, Mr. McEwen is currently the beneficial owner of approximately 65.5% of our outstanding shares.  See the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 12 of our 10-K Transition Report filed with the SEC on June 29, 2018, for additional information on these computations.  No further Application could have been made by us to the OTC Markets for further consideration of quotations of our common stock on the OCTQB Tier until on or about June 30, 2018, and no determination by management has been made as to whether any such Application will be filed in the near future.  Our common stock is currently quoted on the OTC Markets OTC Pink Tier (the “OTC Pink Tier”) under the trading symbol “KTEL.”

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

KONATEL, INC.

FORM 10-Q

JUNE 30, 2018

INDEX

PART I - FINANCIAL STATEMENTS

June 30, 2018

Item 1. Financial Statements.

KonaTel, Inc.

Consolidated Balance Sheets

	June 30, 2018	December 31, 2017
	(unaudited)
Assets

Current Assets
Cash and Cash Equivalents	$147,190	$94,149
Accounts Receivable	1,098,717	744,082
Inventory, Net	34,935	45,910
Prepaid Expenses	263,316	103,567
Total Current Assets	1,544,158	987,708

Property and Equipment, Net	127,634	142,067

Oil and natural gas properties, at, cost, using the full cost method of accounting Unproved	8,025	37,475
Intangible Assets, Net	83,922	184,628
Other Assets	4,270	4,340

Total Assets	$1,768,009	$1,356,218

Liabilities and Stockholders' Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$1,711,102	$1,374,709
Amount Due to Stockholder	140,000	223,327
Revolving Line of Credit	153,141	153,141
Deferred Revenue	55,100	36,835
Customer Deposits	28,854	28,854
Total Current Liabilities	2,088,197	1,816,866

Common stock, $.001 par value, 50,000,000 shares authorized, 32,942,286 and 27,192,286 outstanding and issued at June 30, 2018 and December 31, 2017, respectively	32,942	27,192
Additional Paid In Capital	4,139,734	2,703,033
Accumulated Deficit	(4,492,864)	(3,190,873)
Total Stockholders' Equity	(320,188)	(460,648)

Total Liabilities and Stockholders' Equity	$1,768,009	$1,356,218

See accompanying notes to unaudited consolidated financial statements.

KonaTel, Inc.

Consolidated Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Revenue	$2,744,349	$3,323,566	$5,137,704	$6,672,834
Cost of Revenue	2,654,302	2,706,986	4,588,991	5,427,761

Gross Profit	90,047	616,580	548,713	1,245,073

Operating Expenses
Payroll and Related	420,525	652,068	813,239	1,353,764
Operating and Maintenance	249,127	103,938	574,047	209,036
Bad Debt	-	2,571	15,210	82,809
Utilities and Facilities	45,774	47,052	105,507	99,007
Depreciation and Amortization	56,555	14,751	144,590	51,088
General and Administrative	20,288	18,844	37,924	43,821
Marketing and Advertising	16,811	16,024	37,289	30,536
Taxes and Insurance	48,200	15,544	103,335	39,847
Total Operating Expenses	857,271	870,792	1,831,141	1,909,908

Other Income (Expense)
Other Income	20	-	4,281	-
Interest Expense, Net	(6,760)	(5,379)	(23,844)	(17,953)
Total Other Income (Expense)	(6,740)	(5,379)	(19,563)	(17,953)

Net Loss	$(773,964)	$(259,591)	$(1,301,991)	$(682,788)

Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.05)

Number of shares outstanding	32,766,462	13,692,286	30,650,850	13,692,286

See accompanying notes to unaudited consolidated financial statements.

KonaTel, Inc.

Consolidated Statements of Cash Flow

	Six Months Ended June 30
	2018	2017

Cash Flows from Operating Activities:
Net Loss	$(1,301,991)	$(682,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	144,590	51,088
Bad Debt	15,210	82,809
Stock-based Compensation	292,451	-

Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	(369,845)	147,741
Inventory	10,975	(22,608)
Prepaid Expenses	(159,749)	(38,284)
Accounts Payable and Accrued Expenses	336,393	474,567
Deferred Revenue	18,265	(59,262)
Customer Deposits	-	(49,350)
Other Assets	70	-
Net cash used in operating activities	(1,013,631)	(96,087)

Cash Flows from Investing Activities
Capital Expenditures	-	(5,845)
Net cash provided in investing activities	-	(5,845)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,150,000	-
Proceeds from Stockholder	-	460,000
(Repayment of) Proceeds From Revolving Lines of Credit, Net	-	(32,233)
Advances made by Stockholder	100,000	-
Repayments of amounts due to Stockholder	(183,328)	-
Net cash provided by financing activities	1,066,672	427,767

Net increase (decrease) in cash	53,041	325,835

Cash - Beginning of Period	94,149	116,838
Cash - End of Period	$147,190	$442,673

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$17,240	$16,536
Cash paid for taxes	$-	$-

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

Allowance for Doubtful Receivables

The allowance for doubtful receivables is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of June 30, 2018, and December 31, 2017, management has determined that no allowance for doubtful receivables is necessary.

Inventory

Inventory consists primarily of the cost of cellular phones and cellular accessories. Inventory is reported at the lower of cost and net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method.

Due to the rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists.  As of June 30, 2018, and December 31, 2017, the allowance for inventory obsolescence amounted to $8,305 and $10,083, respectively.

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

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of June 30, 2018 and December 31, 2017.

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

The Company held $28,854 in collateral deposits from various sub-reseller customers at June 30, 2018 and December 31, 2017. Such amounts represent collateral received from the sub-resellers in order to contract with the Company. The related contracts have an option to terminate the contract within a period of less than one year, and accordingly, these collateral deposits are classified as current liabilities in the accompanying balance sheet.

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

We currently measure and report at fair value other intangible assets (due to our impairment analysis) and derivative liabilities using ASC 820-10, Fair Value Measurement.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

Fair Value Measurements at June 30, 2018
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$8,025	$8,025

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to Property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended June 30, 2018, as it was not required.

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

During the period ended June 30, 2018, and December 31, 2017, the Company incurred a total of $0 in oil and natural gas expenditures.

During the six months ended June 30, 2018, we reduced the ceiling under the full cost method through amortization expense of $29,451.

No impairment was realized for the period ending June 30, 2018, or the year ended December 31, 2017.

Other long term assets consist of security deposits to vendors.  The Company has reviewed the other long term assets for impairment and determined that no impairment need realized for the period ending June 30, 2018, or the year ended December 31, 2017.

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

Income Taxes

Beginning on December 18, 2018, the Effective Date of the KonaTel Nevada Merger, KonaTel Nevada terminated its S Corporation status.  For the short-tax year, there was no tax provision of federal or state taxes in the financial statements.  As of June 30, 2018, because of a net loss, there was no tax expense provision of federal or state taxes in the financial statements.

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

June 30, 2018
Stock-based option awards	4,000,000

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

The Company also has a concentration of risk with respect to trade receivables from sub-resellers. As of June 30, 2018, and December 31, 2017, the Company had a significant concentration of receivables due from five and two major customers, respectively (defined as customers whose receivable balances are greater than 10% of total accounts receivable). These customers represented approximately 87% of the total accounts receivable as of June 30, 2018, and approximately 78% of total accounts receivable as of December 31, 2017.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major sub-reseller customers.  For the period ended June 30, 2018, and 2017, the Company had two and three, respectively, major sub-reseller customers which amounted to approximately 58% and 85%, respectively, of total revenues.  For the year ended December 31, 2017, the Company had two major sub-reseller customers which amounted to approximately 43% of total revenues.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of June 30, 2018, and December 31, 2017:

	June 30, 2018	December 31, 2017

Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	87,201	87,201
Billing Software	217,163	217,163
Office Equipment	89,590	89,590
	440,904	440,904
Less: Accumulated Depreciation and Amortization	(313,270)	(298,837)
	$127,634	$142,067

Depreciation expense amounted to $14,433 and $13,223 for the six month periods ended June 30, 2018, and 2017, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets consist of customer lists that were acquired through acquisitions:

	June 30, 2018	December 31, 2017

Customer Lists	$1,135,961	$1,135,961
Less: Accumulated Amortization	(1,052,039)	(951,333)
	$83,922	$184,628

Amortization expense amounted to $100,706 and $37,865 for the six month periods ended June 30, 2018, and 2017, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Future amortization over the next year will be $83,922, which fully amortizes intangible assets.

NOTE 6 – LINES OF CREDIT

The Company has three lines of credit with a bank which provide aggregate maximum borrowing availability of $1,050,000 as of June 30, 2018, and December 31, 2017. The lines of credit are payable on demand and bear interest at a variable rate with a floor set at 5.25%. Outstanding advances under these line of credit arrangements amounted to $153,141 as of June 30, 2018, and December 31, 2017.  The lines of credit matured in April 2018. The maturity date has been verbally extended by the bank on a month-to-month basis.

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

NOTE 7 – OPERATING LEASES

The Company leases property under non-cancelable operating leases with terms in excess of one year. The current property lease in excess of one year expires April 30, 2019. Future minimum lease payments over the next three years under the terms of these operating leases are as follows:

Period Ended June 30,
2018	$33,049
2019	38,558

The Company also leases an office space on a month-to-month basis. Total lease expense for the six months ended June 30, 2018, and 2017 amounted to $76,346 and $74,802, respectively.

NOTE 8 – AMOUNT DUE TO SHAREHOLDER

During 2018, Gary Stevens advanced the Company $100,000. The amount was used for working capital purposes.  The note consisted of a $5,000 loan fee, plus an annual interest rate of 8.00%.  This amount was paid in April 2018

During 2017, certain of the Company’s principal shareholders, D. Sean McEwen, Matthew Atkinson, and Mark Savage, advanced the Company $191,500, $17,063 and $14,764, respectively. The amounts advanced were used for working capital purposes and bear no interest and do not have a maturity date.  Interest expense is imputed based on the applicable federal rate of 1.52%.  Amounts due to Matthew Atkinson and Mark Savage were fully paid on March 8, 2018.  D. Sean McEwen received $41,500 on March 8, 2018 and $10,000 on June 25, 2018 as partial payments.  As of June 30, 2018, D. Sean McEwen is owed $140,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

Transactions with Shareholders

As of June 30, 2018, amounts due from advances to shareholders were $140,000. The details of the advances are set forth in NOTE 8.

NOTE 10 – RETIREMENT PLAN

The Company sponsors a 401(k) profit sharing plan for its employees, whereby participants may contribute through salary deductions as defined, not to exceed certain IRS limits. The plan also provides for an employer matching contribution and also discretionary employer contributions. As of November 3, 2017, the Company no longer provided an employer match. The Company contributed $27,684 for the period ended June 30, 2017.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2018, there are no legal proceedings.

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

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $593,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of June 30, 2018, and December 31, 2017.

Going Concern

As the Company did not generate net income during the six month periods ending June 30, 2018 and 2017, we have been dependent upon equity financing to support our operations.  In addition to losses of $1,301,991 and $682,788 for the six month periods ending June 30, 2018, and 2017, respectively, we have experienced negative cash flow from operations of $1,013,631 and $96,087 in 2018, and 2017. The accumulated deficit as of June 30, 2018, is $4,492,864.

We believe we have ameliorated any “going concern” issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; receiving cash investments through the private placement of shares of our common stock; and revenues from the growth of our Virtual ETC program, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings.  Additionally, we also have two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to 60 days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

NOTE 12 – SEGMENT REPORTING

The Company operates within four reportable segments. The Company’s management evaluates performance and allocates resources based on the profit or loss from operations.  The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.  Because the Company is a service business with very few physical assets, Management does not use total assets by segment to make decisions regarding operations, and therefore the total assets disclosure by segment has not been included.

The Company’s reportable segments consist of a Wholesale unit, a Retail unit, a Virtual ETC unit, and Gas & Oil Operations.  The Wholesale unit purchases bulk rate services at a discounted cost.  The Wholesale unit then sells to providers that provide services to the end-user.  The Retail unit provides these same services to the end-user.

The Wholesale unit had 18 and 24 customers for the periods ended June 30, 2018, and 2017, respectively. The Retail Unit had an average lines/customers of 7,846 and 7,616 for the periods ended June 30, 2018, and 2017, respectively. The Gross Profit per line for Wholesale was $2.29 and $1.92 for the six month periods ended June 30, 2018, and 2017, respectively. The Gross Profit per line for Retail was $12.69 and $14.45 for the six month periods ended June 30, 2018, and 2017, respectively.  The Virtual ETC unit had average lines/phones of 17,492 and 4,259 for the six month periods ended June 30, 2018, and 2017, respectively.  The Gross profit per Virtual ETC line was ($2.38) and $2.36 for the six month periods ended June 30, 2018, and 2017, respectively.

The following table reflects the result of operations of the Company’s reportable segments:

	Wholesale	Retail	Virtual ETC	Gas & Oil	Total

For the six months ended June 30, 2018
Revenue	$1,098,042	$1,686,207	$2,353,455	$-	$5,137,704

Operating Loss	$(158,755)	$(15,829)	$(1,097,958)	$(29,450)	$(1,301,991)

Depreciation and amortization	$30,902	$18,005	$66,233	$29,450	$144,590
Additions to property and equipment	$-	$-	$-	$-	$-

For the three months ended June 30, 2018
Revenue	$426,534	$783,571	$1,534,244	$-	$2,744,349

Operating Loss	$4,512	$128,670	$(903,134)	$(4,013)	$(773,964)

Depreciation and amortization	$3,682	$2,453	$46,407	$4,013	$56,555
Additions to property and equipment	$-	$-	$-	$-	$-

For the six months ended June 30, 2017
Revenue	$4,504,528	$1,878,718	$289,588	$-	$6,672,834

Operating Loss	$(287,657)	$(362,122)	$(33,009)	$-	$(682,788)

Depreciation and amortization	$21,523	$29,565	$-	$-	$51,088
Additions to property and equipment	$-	$5,845	$-	$-	$5,845

For the three months ended June 30, 2017
Revenue	$2,241,169	$792,809	$289,588	$-	$3,323,566

Operating Loss	$(123,811)	$(102,771)	$(33,009)	$-	$(259,591)

Depreciation and amortization	$7,455	$7,296	$-	$-	$14,751
Additions to property and equipment	$-	$5,845	$-	$-	$5,845

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

On March 8, 2018, we issued 4,750,000 shares of our common stock in a private placement to “accredited investors” at $0.20 per share for an aggregate amount of $950,000.  On April 16, 2018, we issued 1,000,000 shares of our common stock in a private placement to “accredited investors” at $0.20 per share for an aggregate amount of $200,000.

During the six months period ended June 30, 2018, the Company recorded vested options expense of $292,451.

Also, see NOTE 2 above.

Stock Compensation

The Company offered stock option outstanding equity awards to directors and key employees. Options vested in tranches and do not expire for five years. During the six months period ended June 30, 2018, the Company recorded vested options expense of $292,451.

The following table represents stock option activity as of and for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2017	3,925,000	$0.21	4.5	$-
Granted	75,000	$0.33	4.7
Exercised
Forfeited
Options Outstanding – June 30, 2018	4,000,000	$0.21	4.5	$-

Options Vested and Expected to Vest, June 30, 2018	4,000,000	$0.21	4.5	$-

Exercisable and Vested, June 30, 2018	1,374,000	$0.24	4.5	$-

NOTE 15 – INCOME TAX

For the periods ending June 30, 2018, and 2017, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

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

The tax effect of significant components of the Company’s deferred tax assets and liabilities at June 30, 2018 and 2017, respectively, are as follows:

	June 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$523,557	$408,391
Total gross deferred tax assets	523,557	408,391
Less: Deferred tax asset valuation allowance	(523,557)	(408,391)
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $523,557 and $408,391 as of June 30, 2018 and 2017, respectively.

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

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and with the exception of the following, no material subsequent events have occurred:

On August 9, 2018, the Company entered into an Asset Purchase Agreement with Telecon Wireless Resources, Inc., a New York corporation (the “Telecon Wireless”); and KonaTel, Inc., a Nevada corporation and our wholly-owned subsidiary (“KonaTel Nevada”), whereby KonaTel Nevada sold Telecon Wireless various assets, including furniture, fixtures, equipment, account receivable and customer lists, among other assets, which were utilized in the Company’s wireless services and telecommunications operations conducted under the name “Telecon Wireless” in its retail store located in Johnstown, New York, for a purchase price of approximately $406,000.  Telecon Wireless was formed by the previous General Manager of these operations at this location, William Sullivan, who has personally guaranteed the obligations of Telecon Wireless under the Asset Purchase Agreement. These assets were sold “as is where is,” with a “Cut-Off Date” of July 31, 2018.

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

Results of Operations

Comparison of the quarter ended June 30, 2018, to the quarter ended June 30, 2017

For the quarter ended June 30, 2018, we had $2,744,349 in revenues from operations compared to the quarter ended June 30, 2017, where we had $3,323,566 in revenue from operations.  The cost of revenue for the quarter ended June 30, 2018, was $2,654,302, compared to $2,706,986 for the quarter ended June 30, 2017.  We had a gross profit of $90,047 for the quarter ended June 30, 2018, and $616,580 for the quarter ended June 30, 2017.

For the quarter ended June 30, 2018, and the quarter ended June 30, 2017, total operating expenses were $857,271 and $870,792, respectively, for a decrease of $13,521.

For the quarter ended June 30, 2018, non-operating expenses were other income of $20 and interest expense of $6,760 compared to no other income and interest expense of $5,379 for the quarter ended June 30, 2017.

For the quarter ended June 30, 2018, and the quarter ended June 30, 2017, we had a net loss from operations of $773,964 and $259,591, respectively.

In comparing our Statements of Operations between the three month periods ended June 30, 2018, and 2017, the Company was just beginning the process of diversifying the service mix.  Gross Revenue generated from the lower profit margin wholesale service was 67.6% of the total revenue for the three month period ending June 30, 2017.  Comparatively, the wholesale service only accounted for 28.1% of the total gross revenue for the six months ended June 30, 2018.  During the same comparative periods, gross retail revenue increased by 58.5%. Gross profit per line slightly increased to $2.41 from $1.72 on the wholesale service as lower margin, high volume customers were being eliminated.  Retail gross profit per line decreased from $10.38 to $5.41 as the diversification plan created several up-front costs for equipment for re-sale.

Comparison of the six months Ended June 30, 2018, to the six months ended June 30, 2017

For the six months ended June 30, 2018, we had $5,137,704 in revenues from operations compared to the six months ended June 30, 2017, where we had $6,672,834 in revenue from operations.  The cost of revenue for the six months ended June 30, 2018, was $4,588,991, compared to $5,427,761 for the six months ended June 30, 2017.  We had a gross profit of $548,713 for the six months ended June 30, 2018, and $1,245,073 for the six months ended June 30, 2017.

For the six months ended June 30, 2018, and the six months ended June 30, 2017, total operating expenses were $1,831,141 and $1,909,908, respectively, for a decrease of $78,767.

For the six months ended June 30, 2018, non-operating expenses were other income of $4,281 and interest expense of $23,844 compared to no other income and interest expense of $17,953 for the six months ended June 30, 2017.

For the six months ended June 30, 2018, and the six months ended June 30, 2017, we had a net loss from operations of $1,301,991 and $682,788, respectively.

In comparing our Statements of Operations between the six months ended June 30, 2018, and 2017, the Company was just beginning the process of diversifying the service mix.  Gross Revenue generated from the lower profit margin wholesale service was 67.5% of the total revenue for the six months ending June 30, 2017.  Comparatively, the wholesale service only accounted for 21.3% of the total gross revenue for the six months ended June 30, 2018.  During the same comparative periods, gross retail revenue increased by 10.2%. Gross profit per line slightly increased to $2.29 from $1.92 on the wholesale service as lower margin, high volume customers were being eliminated.  Retail gross profit per line decreased from $14.45 to $11.94 as the diversification plan created several up-front costs for equipment for re-sale.

Liquidity and Capital Resources

As of June 30, 2018, we have $147,190 in cash and cash equivalents on hand.

In comparing liquidity between the three month periods ending June 30, 2018, and December 31, 2017, cash and short-term assets increased by 56.3%.  The increase was generated through sale of common stock and increased receivables and prepaid assets.  Liabilities and total overall debt showed an 14.9% decrease in the three month period ending June 30, 2018, when compared to December 31, 2017.  Going forward, equity investment and growth of new services is expected to provide the liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) improved to .74 as of June 30, 2018, compared to .54 as of December 31, 2017.  Working capital increased by 34.4%.

As indicated in NOTE 12 of the Notes to the Consolidated Financial Statements and the Results of Operations, gross revenue has decreased by 23.0% when comparing the six months ended June 30, 2018 and 2017. Similarly, gross profit decreased by 56.0%. This occurred as the Company began the diversification process. The revenue generated in the three month period ended June 30, 2017 was becoming more difficult to maintain as the industry became more regulated, competitive, and volatile. Profit margin percentage increased by 2.1% as the services provided began to be diversified into a more profitable areas.

Cash Flow from Operations

During the six months ended June 30, 2018, and the six months ended June 30, 2017, cash flow used in operating activities was $1,013,631 and $96,087, respectively.  Cash flows used in operating activities were primarily attributable to the Company’s net loss of $1,279,496 and $682,788 for the quarters ended June 30, 2018, and 2017, respectively.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, and the six months ended June 30, 2017, cash flow (used) provided in investing activities was $0 and ($5,845), respectively.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, and the six months ended June 30, 2017, cash flow provided by financing activities was $1,066,672 and cash flow provided by financing activities was $427,767, respectively.  The funds provided by financing were comprised of proceeds from issuance of common stock, $1,150,000 for 2018, and $460,000 in proceeds from stockholder for 2017; repayments of revolving lines of credit was $0 for 2018, and ($32,233) for 2017; advances made by shareholder of $100,000 in 2018, and $0 in 2017; and repayments to shareholder of $183,328 for 2018, and $0 for 2017.

Going Concern

As the Company did not generate net income during the six months ending June 30, 2018, and 2017, we have been dependent upon equity financing to support our operations.  In addition to losses of $1,301,991 and $682,788 for the six months ending June 30, 2018, and 2017, respectively, we have experienced negative cash flow from operations of $1,013,631 and $96,087 in 2018, and 2017. The accumulated deficit as of June 30, 2018, is $4,492,864.

We believe we have ameliorated any “going concern” issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; receiving cash investments through the private placement of shares of our common stock; and revenues from the growth of our Virtual ETC program, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings.  Additionally, we also have two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to 60 days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the period ended June 30, 2018.

Critical Accounting Policies

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of property and equipment, valuation of options, valuation of share-based payments and the valuation allowance on deferred tax assets.

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended June 30, 2018.

Impairment of Long-Lived Assets. The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Revenue Recognition. Services revenues are generated from cellular and telecommunication services.  The revenue is derived from wholesale and retail services.

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

Stock-based Compensation. The Company records stock based compensation in accordance with the guidance in ASC 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This requires that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Item 3. Defaults upon Senior Securities

None, not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(i)  Effective February 7, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest dated as of February 5, 2018 (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, LLC, an Oklahoma limited liability company (“IM Telecom”), from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom is a “Lifeline Program” license (a Federal Communications Commission [the “FCC”] approved Compliance Plan), the transfer of ownership of which requires prior approval of the FCC.  If the transfer of the beneficial ownership of the Lifeline Program license to us is not approved by the FCC prior to April 30, 2018, or a later date agreed upon by the parties, either party may terminate the PSMI.  The parties continue to seek FCC approval of the transfer of the Lifeline Program License, and neither party has exercised its right to terminate the PSMI.  No assurance can be given that the transfer of this license will be approved.

(ii) On August 9, 2018, we entered into an Asset Purchase Agreement with Telecon Wireless Resources, Inc., a New York corporation (the “the “Buyer”); and KonaTel, Inc., a Nevada corporation and our wholly-owned subsidiary (the “Seller”), whereby we sold Telecon Wireless various assets, including furniture, fixtures, equipment, account receivable and customer lists, among other assets, which were utilized in our wireless services and telecommunications operations conducted under the name “Telecon Wireless” at our retail store located in Johnstown, New York, for a purchase price of approximately $406,000.  Telecon Wireless was formed by the previous General Manager of these operations at this location, William Sullivan, who has personally guaranteed the obligations of Telecon Wireless under the Asset Purchase Agreement.  These assets were sold “as is where is.”  For additional information about the Asset Purchase Agreement, see our 8-K Current Report dated August 9, 2018, filed with the SEC on August 14, 2018, and incorporated herein by reference.  See Part II, Item 6 hereof, where this Current Report can be accessed by Hyperlink.

Item 6. Exhibits

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

Exhibits incorporated by reference:

8-K Current Report dated August 9, 2018, and filed with the SEC on August 14, 2018.

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

KonaTel, Inc.

Date:	August 17, 2018	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 17, 2018	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	August 17, 2018	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer