Form 10-Q
period 2018-09-30
KonaTel, Inc.
filed 2018-11-14
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	32,942,286 shares
Class	Outstanding as of November 1, 2018

Explanatory Note

On December 18, 2017 (the “Effective Time”), we completed an Agreement and Plan of Merger between our newly formed and wholly-owned acquisition subsidiary, and KonaTel, Inc., a Nevada corporation (respectively, “KonaTel Nevada” and the “KonaTel Nevada Merger Agreement”), whereby at the Effective Time, KonaTel Nevada was the surviving corporation and became our wholly-owned subsidiary (the “KonaTel Nevada Merger”).  Following the KonaTel Nevada Merger, our primary business operations have been those conducted by KonaTel Nevada.  Additional information about the KonaTel Nevada Merger is contained in our 8-KA-1 and our 8-KA-2 Current Reports dated November 15, 2017, and respectively filed with the Securities and Exchange Commission (the “SEC”) on December 20, 2017, and April 17, 2018, and is incorporated herein by reference.  These Current Reports can be viewed by Hyperlink in Part II, Item 6, of this Quarterly Report.  Under the KonaTel Merger Agreement, we changed our fiscal year end from September 30, 2017, to a calendar year end; accordingly, we filed a 10-K Transition Report for the period from October 1, 2017, to the year ended December 31, 2017, with the SEC on June 29, 2018, which 10-K Transition Report can also be accessed by Hyperlink in Part II, Item 6.

Cautionary Statements

We have a limited public float of our outstanding common stock, and there has been no established trading market in our common stock during the past four years.  See the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II, Item 5 of our 10-K Transition Report.  These factors may result in uncertainty and volatility in the trading price of our common stock that may not have any relation to our current or future prospects.  On or about September 29, 2017, our Application for continued quotation of our common stock on the OTC Markets Group OTCQB Tier (respectively, the “OTC Markets” and the “OTCQB Tier”) was not approved because of our limited public float and the high concentration of the ownership in our common stock in one entity at that time, among other potential reasons. With the December 18, 2017, closing of the KonaTel Nevada Merger, the percentage of a majority of the ownership of our common stock in a limited number of holders has increased, with an aggregate of 26,749,000 shares (includes 1,199,000 shares underlying vested options that can be exercised within 60 days of the date of this Quarterly Report) being deemed to be beneficially owned by D. Sean McEwen, our Chairman, CEO, President and a director, 13,500,000 shares of direct ownership and 749,000 shares underlying personally owned vested options, and 12,225,000 shares (includes 250,000 shares underlying vested options owned by others) of indirect ownership under a Shareholder Voting Agreement executed and delivered at the Effective Time of the KonaTel Nevada Merger.  Based on the present number of outstanding shares of our common stock of 34,141,286 shares, which includes all 1,199,000 shares underlying vested options that can be exercised within 60 days of the date of this Quarterly Report, Mr. McEwen is currently the beneficial owner of approximately 78.3% of our outstanding shares.  See the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 12 of our 10-K Transition Report for additional information on these computations.  No further Application could have been made by us to the OTC Markets for further consideration of quotations of our common stock on the OCTQB Tier until on or about September 30, 2018, and no determination by management has been made as to whether any such Application will be filed in the near future.  Our common stock is currently quoted on the OTC Markets OTC Pink Tier (the “OTC Pink Tier”) under the trading symbol “KTEL.”

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

KONATEL, INC.

FORM 10-Q

SEPTEMBER 30, 2018

INDEX

PART I - FINANCIAL STATEMENTS

September 30, 2018

Item 1. Financial Statements.

KonaTel, Inc.

Consolidated Balance Sheets

	September 30, 2018	December 31, 2017
	(unaudited)
Assets

Current Assets
Cash and Cash Equivalents	$63,008	$94,149
Accounts Receivable	1,120,317	744,082
Notes Receivable	91,667	-
Inventory, Net	6,664	45,910
Prepaid Expenses	-	103,567
Total Current Assets	1,281,656	987,708

Property and Equipment, Net	108,812	142,067
Oil and natural gas properties, at, cost, using the full cost method of accounting Unproved	4,013	37,475
Intangible Assets, Net	33,569	184,628
Other Assets	337,150	4,340

Total Assets	$1,765,200	$1,356,218

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable and Accrued Expenses	$1,511,888	$1,374,709
Amount Due to Stockholder	110,000	223,327
Revolving Line of Credit	153,141	153,141
Deferred Revenue	73,140	36,835
Customer Deposits	28,854	28,854
Total Current Liabilities	1,877,023	1,816,866

Common stock, $0.001 par value, 50,000,000 shares authorized, 32,942,286 and 27,192,286 outstanding and issued at September 30, 2018, and December 31, 2017, respectively	32,942	27,192
Additional Paid In Capital	4,301,717	2,703,033
Accumulated Deficit	(4,446,482)	(3,190,873)
Total Stockholders’ Equity	(111,823)	(460,648)

Total Liabilities and Stockholders’ Equity	$1,765,200	$1,356,218

See accompanying notes to unaudited consolidated financial statements.

KonaTel, Inc.

Consolidated Statements of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Revenue	$2,453,514	$2,674,663	$7,591,218	$9,347,497
Cost of Revenue	1,892,988	2,208,155	6,481,979	7,635,916

Gross Profit	560,526	466,508	1,109,239	1,711,581

Operating Expenses
Payroll and Related	336,660	548,503	1,120,388	1,902,267
Operating and Maintenance	332,718	82,099	936,212	291,135
Bad Debt	-	-	15,210	82,809
Utilities and Facilities	41,883	47,889	147,389	146,895
Depreciation and Amortization	61,582	299,730	206,172	350,819
General and Administrative	26,560	20,165	64,485	63,986
Marketing and Advertising	4,995	12,217	42,284	42,753
Taxes and Insurance	21,437	5,451	124,771	45,298
Total Operating Expenses	825,835	1,016,054	2,656,911	2,925,962

Other Income (Expense)
Gain on Sale of Assets	318,257	-	318,257	-
Other Income	456	-	4,757	-
Interest Expense, Net	(7,087)	(4,620)	(30,951)	(22,573)
Total Other Income (Expense)	311,626	(4,620)	292,063	(22,573)

Net Income (Loss)	$46,317	$(554,166)	$(1,255,609)	$(1,236,954)

Net Income (Loss) per Share:
Basic	$0.00	$(0.04)	$(0.04)	$(0.09)
Diluted	$0.00	$(0.04)	$(0.04)	$(0.09)
Weighted Average Number of Shares:
Basic	32,942,286	13,692,286	31,423,055	13,692,286
Diluted	36,977,340	13,692,286	31,423,055	13,692,286

See accompanying notes to unaudited consolidated financial statements.

KonaTel, Inc.

Consolidated Statements of Cash Flow

	Nine Months Ended September 30,
	2018	2017

Cash Flows from Operating Activities:
Net Loss	$(1,255,609)	$(1,236,954)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	206,172	350,819
Bad Debt	15,210	82,809
Stock-based Compensation	454,434	-
Gain on Sale of Business Component	(318,257)	-
Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	(391,445)	147,741
Notes Receivable	8,333	-
Inventory	39,246	(22,608)
Prepaid Expenses	(229,749)	(38,284)
Accounts Payable and Accrued Expenses	140,998	474,567
Deferred Revenue	36,305	(59,262)
Customer Deposits	-	(49,350)
Other Assets	506	-
Net cash used in operating activities	(1,293,856)	(350,522)

Cash Flows from Investing Activities
Proceeds from Sale of Business Component	226,043	-
Capital Expenditures	-	(5,845)
Net cash provided in investing activities	226,043	(5,845)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,150,000	-
Proceeds from Stockholder	-	460,000
(Repayment of) Proceeds From Revolving Lines of Credit, Net	-	(32,233)
Advances made by Stockholder	100,000	-
Repayments of amounts due to Stockholder	(213,328)	-
Net cash provided by financing activities	1,036,672	427,767

Net increase (decrease) in cash	(31,141)	71,400

Cash - Beginning of Period	94,149	116,838
Cash - End of Period	$63,008	$188,238

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$20,359	$18,672
Cash paid for taxes	$-	$-

Non-cash investing and financing activities:
Sale of Business Component
Notes Receivable	$(100,000)	$-
Accounts Payable and Accrued Expenses, net of Cash	$3,819	$-

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

Dala Nevada previously possessed rights to engage in oil and natural gas exploration and development in north central Kansas, with total acreage of approximately 80,000 acres (the “Property”).  Since the time of the Merger (until the closing of the KonaTel Nevada Merger), we had been operating as an early-stage oil exploration company focused on the Property, which had oil potential at depths of less than 6,000 feet. In May, 2015, the Company temporarily suspended its exploration program due to the decline in the price of oil and difficult market conditions and its current Property interest are nominal; however, the Company is evaluating potential options for the sale of its remaining Property leases and geologic and seismic data on the area in which the Property is located.

May 2016 Transaction

The Company entered into a Partial Cancellation Agreement (the “PCA”) by and among its subsidiary, Dala Nevada, Chisholm II and certain members of Chisholm II (the “Chisholm Members”), through which Chisholm II (after receiving shares from these Chisholm Members) returned a total of 8,567,800 shares of the Company’s common stock to the Company for cancellation.  In exchange for the return of these shares for cancellation, the Company assigned 55,000 acres of the Company’s then owned Property rights (approximately 68.75% of its total holdings) to Chisholm II.

Pursuant to terms of the PCA, on May 26, 2016, the 8,567,800 shares of common stock delivered by Chisholm Members were cancelled on the books and records of the Company. Prior to that, the Company assigned 55,000 acres of its then leased Property to Chisholm II.

On May 16, 2016, as approved by the Board of Directors of the Company as part of a settlement with its Preferred shareholders, the Company filed an Amended and Restated Certificate of Designation of the Company’s Series A 6% Convertible Preferred Stock (the “COD”), which (i) changed the conversion price of its outstanding preferred stock from $0.70 per share to $0.05 per share; and (ii) eliminated Section 7 “Certain Adjustments” of the COD.

Pursuant to terms of the PCA, on July 28, 2016, the 1,030,000 shares of common stock delivered after the initial closing by Baldo Sanso (360,000 shares of common stock), Robert Sali (610,000 shares of common stock) and Chris Dabbs (60,000 shares of common stock) were cancelled on the books and records of the Company. The reduction was offset to additional paid-in capital.

July 2017 Transaction

On July 19, 2017, the Company entered into a Common Stock Purchase Agreement with M2 Equity Partners LLC, a Minnesota limited liability company (“M2”), whereby M2 has purchased 12,100,000 newly issued shares of the Company’s common stock (the “Common Stock”) for an aggregate purchase price of $347,500 (the “Purchase Price”).  The purchase was made in a transaction that was deemed to be exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of thereof and/or Rule 506(b) promulgated thereunder.  Prior to the closing (the “Closing”) of the Common Stock Purchase Agreement, the following securities of the Company were outstanding: (i) 2,926,486 shares of Common Stock; (ii) 2,008 shares of Series A 6% Convertible Preferred Stock (the “Preferred Stock”); and (iii) 1,928,571 warrants (the “Warrants”) to acquire 1,928,571 shares of Common Stock that were issued in connection with the issuance of the Preferred Stock. In connection with this purchase of Common Stock, certain of the Company’s shareholders agreed to cancel an aggregate 1,584,200 shares of the Company’s Common Stock for an aggregate amount of $15,842; and all 2,008 shares of the Company’s Preferred Stock and all outstanding Warrants for an aggregate amount of $53,841, with an additional sum of approximately $4,700 due to those shareholders who had agreed to cancel their respective shares of Preferred Stock and Warrants being reserved for the payment of miscellaneous expenses or other liabilities of the Company not provided for in the schedules and exhibits to the Common Stock Purchase Agreement. Any amount remaining from this sum was to be paid to these shareholders, pro rata, based upon the respective percentage that the aggregate amount being paid for the cancellation of the Preferred Stock and Warrants bore, if any, to these additional funds, following payment of any such miscellaneous expenses or other liabilities of the Company. $10,750 of the Purchase Price was held in the Trust Account of the Company’s legal counsel, to be expended on behalf of the Company or deposited into a new bank account to be opened by the Company, and these funds have been disbursed in payment of expenses or paid to the Company or those persons entitled to them.

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

The Company used the remainder of the $347,500 to, among other items set forth in the schedules and exhibits to the Common Stock Purchase Agreement, pay or compromise all outstanding indebtedness and other liabilities of the Company, amounting to approximately $262,367, which included a payment of an aggregate of $10,000 ($5,000 to each) to our then two directors and executive officers, with the understanding that our then current assets would consist of approximately $10,750, our remaining Property, consisting of our oil and gas lease assets that we then owned, along with other intangible assets, and following the payment of the indebtedness and other liabilities and financial obligations of the Company, there would be no liabilities of the Company at Closing.

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

December 2017 Transaction

On November 15, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” and the “Merger”) with Mark Savage, our then President, a director (currently serving as a director) and a beneficial shareholder, Matthew Atkinson, our Secretary, a beneficial shareholder and the Manager of our then principal shareholder, M2, and M2 and our wholly-owned Nevada acquisition subsidiary, Dala Subsidiary Corp., on the one hand; and KonaTel Nevada and D. Sean McEwen, KonaTel Nevada’s President and sole shareholder, on the other hand. The Merger was closed on December 18, 2017, and Articles of Merger were filed on that date with the Secretary of State of the State of Nevada whereby KonaTel Nevada was the surviving corporation and became our wholly-owned subsidiary. The Company issued 13,500,000 shares of our one mill ($0.001) par value common stock comprised of “restricted securities” as defined in SEC Rule 144 promulgated under the Securities Act, in exchange for all of the outstanding shares of common stock of KonaTel Nevada. Post-Merger, and except as discussed below about conditions to the closing of the Merger, there were approximately 27,192,286 outstanding shares of our common stock, 13,500,000 shares of which were owned by Mr. McEwen; 12,100,000 shares of which were then owned by M2 (Messrs. Savage and Atkinson are members of M2 and collectively owned approximately 65.2% of M2, which equated to an indirect beneficial ownership of approximately 3,950,000 shares of our common stock each, and with Mr. Atkinson being the sole Manager of M2, he was also considered to be the beneficial owner of all of M2’s shares of our common stock; and 1,692,286 shares, which were owned by public shareholders.  On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement referenced above were distributed to its members, pro rata, in accordance with their respective membership interests.

As a  condition to the KonaTel Nevada Merger, the Company entered into Shareholder Voting Agreement between Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen whereby Mr. McEwen was granted an irrevocable proxy coupled with an interest from each of the foregoing, together with the following rights, including a right of veto, for a period of two (2) years, on the following matters: (i) an increase in the compensation of any employee of the Company by more than $20,000 in any one calendar year and for these purposes, the term compensation includes any form of remuneration or monetary benefit; (ii) the issuance of stock, the creation of a new class of stock, the grant of options or warrants, modification of any shareholder, option holder or warrant holder’s rights, grants, conversion rights or the taking of any other action that directly or indirectly dilutes the outstanding securities of the Company, excepting the current private placement of common stock of the Company for an equity funding of $1,300,000 through the offer and sale of 6,500,000 shares of the Company’s common stock solely to “accredited investors”; (iii) the issuance of debt in excess of $100,000 in the aggregate in any one calendar year; (iv) the approval of a plan of merger, reorganization or conversion; (v) the sale, transfer or other conveyance of assets of the Company having an aggregate value in excess of $100,000 in any one calendar year, other than in the ordinary course of the business; and (vi) the entry into a contract or other transaction having a total aggregate contractual liability for the Company in excess of $100,000 in any one calendar year.

The Company also entered into a Lock-Up/Leak-Out Agreement with Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen respecting the resale of their respective shares of common stock beneficially owned or subsequently acquired in the Company covering an 18 month period commencing at the closing of the Merger.

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

The Merger was accounted for as a reverse-merger and recapitalization of the Company. Accordingly, the 2016 legal capital of KonaTel Nevada was adjusted retroactively to reflect the December 31, 2016, legal capital of Dala.

July 2018 Transaction

On August 9, 2018, the Company entered into an Asset Purchase Agreement with Telecon Wireless Resources, Inc., a New York corporation (the “Telecon Wireless”); and KonaTel, Inc., a Nevada corporation and our wholly-owned subsidiary (“KonaTel Nevada”), whereby KonaTel Nevada sold Telecon Wireless various assets, including furniture, fixtures, equipment, account receivable and customer lists, among other assets, which were utilized in the Company’s wireless services and telecommunications operations conducted under the name “Telecon Wireless” in its retail store located in Johnstown, New York, for a purchase price of approximately $406,000.  Telecon Wireless was formed by the previous General Manager of these operations at this location, William Sullivan, who has personally guaranteed the obligations of Telecon Wireless under the Asset Purchase Agreement. These assets were sold “as is, where is,” with a “Cut-Off Date” of July 31, 2018.

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

Allowance for Doubtful Receivables

The allowance for doubtful receivables is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of September 30, 2018, and December 31, 2017, management has determined that no allowance for doubtful receivables is necessary.

Notes Receivable

The Company entered into an Assets Sale Agreement with Telecon Wireless Resources, Inc, with an effective date of July 31, 2018.  As part of the Agreement, the Company agreed to hold a one-year note of $100,000 to be paid in 12 payments of $8,333.  As of September 30, 2018, the outstanding amount, including principal and interest was $91,667.  The Note in the Agreement did not reference an interest rate.  The note is being recorded with an implied interest rate of 5.00%.

Inventory

Inventory consists primarily of the cost of cellular phones and cellular accessories. Inventory is reported at the lower of cost and net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method.

Due to the rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists.  As of September 30, 2018, and December 31, 2017, the allowance for inventory obsolescence amounted to $807 and $10,083, respectively.

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

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of September 30, 2018 and December 31, 2017.

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

Other Assets

Other Assets represent items classified long-term assets in accordance with the Statement of Financial Accounting Standards ASC 210-10-45.  Through September 30, 2018, the Company had made payments on behalf of IM Telecom, LLC in the amount of $333,316.  These amounts were paid as part of a Purchase and Sale of Membership Interest, which was effective as of February 7, 2018.  See additional information in Note 11 – Contingencies and Commitments, Escrowed Contract and Part II – Other Information, Item 5.

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

The Company held $28,854 in collateral deposits from various sub-reseller customers at September 30, 2018 and December 31, 2017. Such amounts represent collateral received from the sub-resellers in order to contract with the Company. The related contracts have an option to terminate the contract within a period of less than one year, and accordingly, these collateral deposits are classified as current liabilities in the accompanying balance sheet.

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

Fair Market Value of Assets

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

We currently measure and report at fair value other intangible assets (due to our impairment analysis) and derivative liabilities using ASC 820-10, Fair Value Measurement.  The fair value of intangible assets has been determined using the present value of estimated future cash flows method. The fair value of derivative liabilities is measured using the Black-Scholes option pricing method. The following table summarizes our non-financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

Fair Value Measurements at September 30, 2018
Quoted Prices
	In Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable	Total
	Assets	Inputs	Inputs	Carrying
	(Level 1)	(Level 2)	(Level 3)	Value
Description
Unproved oil and natural gas properties	$-	$-	$4,013	$4,013

Oil and Natural Gas Properties

The Company follows the full cost method of accounting for oil and natural gas operations whereby all costs related to the exploration and development of oil and natural gas properties are initially capitalized into a single cost center (“full cost pool”). Such costs include land acquisition costs, a portion of employee salaries related to Property development, geological and geophysical expenses, carrying charges on non-producing properties, costs of drilling directly related to acquisition, and exploration activities. Internal salaries are capitalized based on employee time allocated to the acquisition of leaseholds and development of oil and natural gas properties. The Company did not capitalize interest for the period ended September 30, 2018, as it was not required.

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

During the period ended September 30, 2018, and December 31, 2017, the Company incurred a total of $0 in oil and natural gas expenditures.

During the nine months ended September 30, 2018, we reduced the ceiling under the full cost method through amortization expense of $33,464.

No impairment was realized for the period ending September 30, 2018, or the year ended December 31, 2017.

Other long term assets consist of security deposits to vendors.  The Company has reviewed the other long term assets for impairment and determined that no impairment need realized for the period ending September 30, 2018, or the year ended December 31, 2017.

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

Income Taxes

Beginning on December 18, 2018, the Effective Date of the KonaTel Nevada Merger, KonaTel Nevada terminated its S Corporation status.  For the short-tax year, there was no tax provision of federal or state taxes in the financial statements.  As of September 30, 2018, because of a net loss, there was no tax expense provision of federal or state taxes in the financial statements.

The sale of the Company’s New York retail operations to Telecon Wireless resulted in both a capital gain and an ordinary gain.  The gains on the sale would be taxed at the corporate income tax rate of 21%.  The gain of $318,257, with a tax effect of $66,834, is included in the net loss carryforward. Because of this, there was no tax expense provision of federal or state taxes in the financial statements.

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

The Company also has a concentration of risk with respect to trade receivables from sub-resellers. As of September 30, 2018, and December 31, 2017, the Company had a significant concentration of receivables due from three and two major customers, respectively (defined as customers whose receivable balances are greater than 10% of total accounts receivable). These customers represented approximately 87% of the total accounts receivable as of September 30, 2018, and approximately 78% of total accounts receivable as of December 31, 2017.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major sub-reseller customers.  For the period ended September 30, 2018, and 2017, the Company had two and three, respectively, major sub-reseller customers which amounted to approximately 51% and 87%, respectively, of total revenues.  For the year ended December 31, 2017, the Company had two major sub-reseller customers which amounted to approximately 43% of total revenues.

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

The reportable segments consist of a Wholesale unit, a Retail unit, a Virtual ETC unit, and Gas & Oil Operations.  The Wholesale unit purchases bulk rate services at a discounted unit and provides services to retail providers.  The Retail and Virtual ETC units provide services to the end user through the use of agents and direct selling to the customer.  The Gas & Oil Operations consist of leaseholds of property for the purpose of exploration and development of oil and natural gas properties.

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

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016- 02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Early application is permitted.  The Company has determined that adoption of the standard will begin January 1, 2019.  The Company currently has four equipment operating leases and one Property lease; and the Property lease expires in April 2019.  The Company has determined that this pronouncement has very little impact on the financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of September 30, 2018, and December 31, 2017:

	September 30, 2018	December 31, 2017

Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	75,901	87,201
Billing Software	217,163	217,163
Office Equipment	86,887	89,590
	426,901	440,904
Less: Accumulated Depreciation and Amortization	(318,088)	(298,837)
	$108,812	$142,067

Depreciation expense amounted to $21,649 and $66,829 for the nine month periods ended September 30, 2018, and 2017, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets consist of customer lists that were acquired through acquisitions:

	September 30, 2018	December 31, 2017

Customer Lists	$1,135,961	$1,135,961
Less: Accumulated Amortization	(1,102,392)	(951,333)
	$33,569	$184,628

Amortization expense amounted to $151,059 and $283,990 for the nine month periods ended September 30, 2018, and 2017, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Future amortization over the next year will be $33,569, which fully amortizes intangible assets.

NOTE 6 – LINES OF CREDIT

The Company has three lines of credit with a bank which provide aggregate maximum borrowing availability of $1,050,000 as of September 30, 2018, and December 31, 2017. The lines of credit are payable on demand and bear interest at a variable rate with a floor set at 5.25%. Outstanding advances under these line of credit arrangements amounted to $153,141 as of September 30, 2018, and December 31, 2017.  The lines of credit matured in April 2018. The maturity date has been verbally extended by the bank on a month-to-month basis.

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

NOTE 7 – OPERATING LEASES

The Company leases property under non-cancelable operating leases with terms in excess of one year. The current property lease in excess of one year expires April 30, 2019. Future minimum lease payments over the next three years under the terms of these operating leases are as follows:

Period Ended September 30,
2018	$16,525
2019	38,558

The Company also leases an office space on a month-to-month basis. Total lease expense for the nine months ended September 30, 2018, and 2017 amounted to $110,023 and $112,203, respectively.

NOTE 8 – AMOUNT DUE TO SHAREHOLDER

During 2018, Gary Stevens advanced the Company $100,000. The amount was used for working capital purposes.  The note consisted of a $5,000 loan fee, plus an annual interest rate of 8.00%.  This amount was paid in April, 2018.

During 2017, certain of the Company’s principal shareholders, D. Sean McEwen, Matthew Atkinson, and Mark Savage, advanced the Company $191,500, $17,063 and $14,764, respectively. The amounts advanced were used for working capital purposes and bear no interest and do not have a maturity date.  Interest expense is imputed based on the applicable federal rate of 1.52%.  Amounts due to Matthew Atkinson and Mark Savage were fully paid on March 8, 2018.  D. Sean McEwen received $41,500 on March 8, 2018, and $10,000 each on June 25, 2018, July 25, 2018, August 25, 2018, and September 25, 2018, as partial payments.  As of September 30, 2018, D. Sean McEwen is owed $110,000.

NOTE 9 – RELATED PARTY TRANSACTIONS

Transactions with Shareholders

As of September 30, 2018, amounts due from advances to shareholders were $110,000. The details of the advances are set forth in NOTE 8.

NOTE 10 – RETIREMENT PLAN

The Company sponsors a 401(k) profit sharing plan for its employees, whereby participants may contribute through salary deductions as defined, not to exceed certain IRS limits. The plan also provides for an employer matching contribution and also discretionary employer contributions. As of November 3, 2017, the Company no longer provided an employer match. The Company contributed $27,684 for the period ended September 30, 2017.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of September 30, 2018, there are no legal proceedings.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Escrowed Contract

Effective February 7, 2018, the Company entered into an Agreement for the Purchase and Sale of Membership Interest dated as of February 5, 2018 (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, LLC, an Oklahoma limited liability company (“IM Telecom”), from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom is a “Lifeline Program” license (a Federal Communications Commission [the “FCC”] approved Compliance Plan), the transfer of ownership of which requires prior approval of the FCC.  The PSMI provided that if the transfer of the beneficial ownership of the Lifeline Program license to us was not approved by the FCC prior to April 30, 2018, or a later date agreed upon by the parties, either party may terminate the PSMI; and the parties had agreed to continue the PSMI, with the FCC subsequently publishing notice of the approval of the transfer of the ownership of the Lifeline Program license to the Company on October 23, 2018.  The parties are in the process of finalizing the closing of the PSMI, anticipated to be concluded by year end 2018.

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $593,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of September 30, 2018, and December 31, 2017.

Going Concern

As the Company did not generate net income during the nine month periods ending September 30, 2018, and 2017, we have been dependent upon equity financing to support our operations.  In addition to losses of $1,255,609 and $1,236,954 for the nine month periods ending September 30, 2018, and 2017, respectively, we have experienced negative cash flow from operations of $1,293,856 and $350,522 in 2018, and 2017. The accumulated deficit as of September 30, 2018, is $4,446,482.

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

As a result of the sale of a component of the retail operations to Telecon Wireless, our irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount was reduced to $275,000 from $593,000, as noted in NOTE 11. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers.

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

The Wholesale unit had 17 and 18 customers for the periods ended September 30, 2018, and 2017, respectively. The Retail Unit had an average lines/customers of 7.606 and 7,208 for the periods ended September 30, 2018, and 2017, respectively. The Gross Profit per line for Wholesale was $3.19 and $2.46 for the nine month periods ended September 30, 2018, and 2017, respectively. The Gross Profit per line for Retail was $20.58 and $24.36 for the nine month periods ended September 30, 2018, and 2017, respectively.  The Virtual ETC unit had average lines/phones of 17,871 and 3,132 for the nine month periods ended September 30, 2018, and 2017, respectively.  The Gross profit per Virtual ETC line was ($1.51) and $.31 for the nine month periods ended September 30, 2018, and 2017, respectively.

The following table reflects the result of operations of the Company’s reportable segments:

	Wholesale	Retail	Virtual ETC	Gas & Oil	Total

For the nine months ended September 30, 2018
Revenue	$1,679,859	$2,249,981	$3,661,378	$-	$7,591,218

Net Income (Loss)	$(256,953)	$490,927	$(1,456,121)	$(33,462)	$(1,255,609)
Gain on Sale of Assets	$-	$318,257	$-	$-	$318,257
Depreciation and amortization	$45,264	$27,646	$99,440	$33,462	$206,172
Additions to property and equipment	$-	$-	$-	$-	$-

For the three months ended September 30, 2018
Revenue	$581,817	$563,774	$1,307,923	$-	$2,453,514

Net Income (Loss)	$(98,198)	$506,691	$(358,164)	$(4,012)	$46,317
Gain on Sale of Assets	$-	$318,257	$-	$-	$318,257
Depreciation and amortization	$14,693	$9,732	$33,145	$4,012	$61,582
Additions to property and equipment	$-	$-	$-	$-	$-

For the nine months ended September 30, 2017
Revenue	$6,054,755	$2,827,073	$465,669	$-	$9,347,497

Net Loss	$(471,492)	$(761,291)	$(4,171)	$-	$(1,236,954)

Depreciation and amortization	$133,722	$215,914	$1,183	$-	$350,819
Additions to property and equipment	$-	$5,845	$-	$-	$5,845

For the three months ended September 30, 2017
Revenue	$1,550,227	$948,355	$176,081	$-	$2,674,663

Net Income (Loss)	$(183,836)	$(399,169)	$28,839	$-	$(554,166)

Depreciation and amortization	$112,199	$186,348	$1,183	$-	$299,730
Additions to property and equipment	$-	$-	$-	$-	$-

NOTE 13 – PREFERRED CONVERTIBLE STOCK AND WARRANTS

As discussed above in NOTE 2, in fiscal year 2014, the Company sold 2,025 units consisting of a total of 2,025 shares of Series A 6% Convertible Preferred Stock and 2,893,725 warrants at the price of $1,000 per unit.  Proceeds received totaled $2,025,000 (with a net of offering costs of $1,990,000).  The warrants were valued at $711,044, and this amount was separated from the value of the preferred stock.  Each $1,000 unit consisted of (i) one share of Series A 6% Convertible Preferred Stock that was convertible at any time at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment); and (ii) 1,429 warrants (issued for each share of Series A 6% Convertible Preferred Stock sold in each unit) to purchase common shares of the Company at an exercise price of $1.35 for three years of the “Effective Date,” defined as the earliest date of the following to occur: (a) the initial registration statement required by the offering documents had been declared effective by the SEC; (b) all of the underlying shares have been sold pursuant to SEC Rule 144 or may be sold pursuant to SEC Rule 144 without the requirement for the Company to be in compliance with the current public information required under SEC Rule 144 and without volume or manner-of-sale restrictions thereof; or (c) following the one year anniversary of June 3, 2014.  A total of 2,008 shares of Series A 6% Convertible Preferred Stock, exercisable into 2,868,571 shares of common stock, were issued and outstanding as of September 30, 2017. The 6% per annum dividends are cumulative and payable quarterly in cash or, at the Company’s option, in shares of the Company’s common stock. The Company discontinued paying the quarterly dividend as of July 1, 2015, and the amount owed thereunder had been accruing since that time until May 10, 2016, at which time all accrued dividends on 675 of the 2,025 shares were waived and cancelled by certain preferred shareholders.  The cancelled dividends were accounted for by offsetting to additional paid-in capital.

As the Series A 6% Convertible Preferred Stock was contingently redeemable at a fixed price and such redemption would not be solely within the control of the Company, the preferred stock is classified outside of stockholders’ equity, as “temporary equity” between liabilities and stockholders’ equity on the Company’s consolidated balance sheet.

The Series A 6% Convertible Preferred Stock had no voting rights.

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

Upon the occurrence of a triggering event, each holder had the right to require the Company to redeem all of the Series A 6% Convertible Preferred Stock in cash at the redemption amount which was the sum of (a) the greater of (i) 130% of the stated value, and (ii) the product of (y) the VWAP on the trading day immediately preceding the date of the triggering event and (z) the stated value divided by the then conversion price, (b) all accrued but unpaid dividends thereon, if any, and (c) all liquidated damages and other costs, expenses or amounts due in respect of the Series A 6% Convertible Preferred Stock.

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

As discussed above, the Company completed a reverse-merger with KonaTel Nevada, with KonaTel Nevada being the acquirer for financial reporting purposes.  At the date of the KonaTel Nevada Merger, the Company issued 13,500,000 shares of common stock to D. Sean McEwen, who was then the sole shareholder of KonaTel Nevada.  At the date of the KonaTel Nevada Merger, 12,100,000 shares were owned by M2 (Messrs. Mark Savage and Matthew Atkinson were members of M2 and collectively owned approximately 65.2% of M2, which equated to an indirect beneficial ownership of approximately 3,950,000 shares of our common stock each), and with Mr. Atkinson being the sole Manager of M2, he was also the then beneficial owner of all of M2’s shares of our common stock; and 1,692,286 shares, which were owned by public shareholders.  On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement referenced above were distributed to its members, pro rata, in accordance with their respective membership interests.

On March 8, 2018, we issued 4,750,000 shares of our common stock in a private placement to “accredited investors” at $0.20 per share for an aggregate amount of $950,000.  On April 16, 2018, we issued 1,000,000 shares of our common stock in a private placement to “accredited investors” at $0.20 per share for an aggregate amount of $200,000.

During the nine months period ended September 30, 2018, the Company recorded vested options expense of $454,434.

Also, see NOTE 2 above.

Stock Compensation

The Company offered stock option outstanding equity awards to directors and key employees. Options vested in tranches and do not expire for five years. During the nine months period ended September 30, 2018, the Company recorded vested options expense of $454,434.

The following table represents stock option activity as of and for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2017	3,925,000	$0.21	4.2	$-
Granted	150,000	$0.33	4.4
Exercised
Forfeited
Options Outstanding – September 30, 2018	4,075,000	$0.22	4.2	$-

Options Vested and Expected to Vest, September 30, 2018	4,075,000	$0.22	4.2	$-

Exercisable and Vested, September 30, 2018	1,698,750	$0.25	4.2	$-

NOTE 15 – INCOME TAX

For the periods ending September 30, 2018, and 2017, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

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

The tax effect of significant components of the Company’s deferred tax assets and liabilities at September 30, 2018 and 2017, respectively, are as follows:

	September 30,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$525,922	$602,349
Total gross deferred tax assets	525,922	602,349
Less: Deferred tax asset valuation allowance	(525,922)	(602,349)
Total net deferred tax assets	-	-

Deferred tax liabilities:
Depreciation	-	-
Total deferred tax liabilities	-	-

Total net deferred taxes	$-	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2017 were fully offset by a 100% valuation allowance. The valuation allowance for the remaining net deferred tax assets was $1,442,386 and $1,058,669 as of September 30, 2018 and 2017, respectively.

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

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and with the exception of the following, no material subsequent events have occurred:

Effective October 1, 2018, Dennis E. Miller resigned as a director for personal reasons and unvested stock options to acquire 50,000 shares of our common stock that were granted to Mr. Miller on February 12, 2018, under an Incentive Stock Option Agreement, expired; the remaining 50,000 shares granted to Mr. Miller were vested and do not expire until February 11, 2023.

On October 2, 2018, the Company’s irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount was reduced to $275,000 from $593,000, as noted in Note 11. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers.

Jeffrey Pearl was elected to fill the vacancy on our Board of Directors resulting from Mr. Miller’s resignation, effective October 28, 2018. As part of his designation as director, he will receive a monthly cash payment of $2,000; and a quarterly stock option grant of 25,000 shares of our common stock, with the shares vesting on the date of the grant and being valued at 110% of the fair market value or the closing price of our common stock on the date of the grant ($0.45 times 110% = $0.495 per share).

On October 23, 2018, the FCC published a notice of the approval of the transfer of the ownership of the Lifeline Program license to the Company under our IM Telecom PSMI agreement. The parties are in the process of finalizing the closing of the PSMI, which is anticipated to be concluded by year end 2018.  See NOTE 11, under the heading “Escrowed Contract.”

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

Overview of Current and Planned Business Operations

We are a cellular reseller of wholesale priced minutes, text and data, including traditional post-paid cellular services, primarily operating on mobile networks of major communications companies like Verizon and AT&T; and we are a Sprint authorized agent of cellular services and products that principally include business to business and business to customer products and services, mostly B2B Mobile Service and Internet of Things or wireless data.  During the coming year, we plan to devote additional sales resources to IoT, and we have direct wholesale data agreements with Verizon and AT&T to provide us with our required wireless services.  We also presently provide Lifeline Program service through a virtual eligible telecommunications carrier with a Lifeline Program license; and we have entered into an agreement with IM Telecom of Oklahoma, whose principal asset was a “Lifeline Program” license issued by the FCC, to acquire 100% of the membership interest in IM Telecom.  Lifeline was created under President Ronald Reagan as part of the 1984 Telecommunications Act.  Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income consumers.  We primarily distribute all of our products and services through independent field agents.  On October 23, 2018, the FCC published a notice of the approval of the transfer of the ownership of the Lifeline Program license to the Company under our IM Telecom PSMI agreement. The parties are in the process of finalizing the closing of the PSMI, which is anticipated to be concluded by year end 2018.  See NOTE 11, under the heading “Escrowed Contract,” of the notes to our Consolidated Financial Statements

Results of Operations

Comparison of the quarter ended September 30, 2018, to the quarter ended September 30, 2017

For the quarter ended September 30, 2018, we had $2,453,514 in revenues from operations compared to the quarter ended September 30, 2017, where we had $2,674,663 in revenue from operations.  The cost of revenue for the quarter ended September 30, 2018, was $1,892,988, compared to $2,208,155 for the quarter ended September 30, 2017.  We had a gross profit of $560,526 for the quarter ended September 30, 2018, and $466,508 for the quarter ended September 30, 2017.

For the quarter ended September 30, 2018, and the quarter ended September 30, 2017, total operating expenses were $825,835 and $1,016,054, respectively, for a decrease of $190,219.

For the quarter ended September 30, 2018, non-operating expenses were other income of $456 and interest expense of $7,087 compared to no other income and interest expense of $4,620 for the quarter ended September 30, 2017.

For the quarter ended September 30, 2018, a gain on the sale of assets from the Sale of Asset Agreement with Telecon Wireless Resources, Inc. was recognized in the amount of $318,257.

For the quarter ended September 30, 2018, we had net income of $46,317. For the quarter ended September 30, 2017, we had a net loss of $554,166.

In comparing our Statements of Operations between the three month periods ended September 30, 2018, and 2017, the Company continued the process of diversifying the service mix.  Gross Revenue from the Virtual ETC segment of business grew to 53.2% of total gross revenue, compared to 6.6% for the three months ended September 30, 2017.  The profit margin on VETC was $7.30 per line, compared to $4.83 for the three months ended September 30, 2017, Gross Revenue generated from the lower profit margin wholesale service was 58.0% of the total revenue for the three month period ending September 30, 2017.  Comparatively, the wholesale service only accounted for 23.7% of the total gross revenue for the three months ended September 30, 2018.  During the same comparative periods, gross retail revenue increased by 66.5%. Gross profit per line slightly increased to $3.19 from $2.46 on the wholesale service as lower margin, high volume customers were being eliminated.  Retail gross profit per line decreased from $24.36 to $20.58 as the diversification plan created several up-front costs for equipment for re-sale.

In comparing our segments of operations for the three months ended September 30, 2018 and 2017, the Company showed the change the switch from Wholesale operations to Virtual ETC operations.  Wholesale operations accounted for 23.7% of the revenue for the three months ended September 30, 2018, compared to 58.0% for September 2017.  Virtual ETC grew to 53.3% of the revenue of the Company compared to 6.6% for the three months ended September 30, 2017. Retail operations decreased in comparison, mainly due to the sale of the operations in New York.

Comparison of the nine months Ended September 30, 2018, to the nine months ended September 30, 2017

For the nine months ended September 30, 2018, we had $7,591,218 in revenues from operations compared to the nine months ended September 30, 2017, where we had $9,347,497 in revenue from operations.  The cost of revenue for the nine months ended September 30, 2018, was $6,481,979, compared to $7,635,619 for the nine months ended September 30, 2017.  We had a gross profit of $1,109,239 for the nine months ended September 30, 2018, and $1,711,581 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, and the nine months ended September 30, 2017, total operating expenses were $2,656,911 and $2,925,962, respectively, for a decrease of $269,051.

For the nine months ended September 30, 2018, non-operating expenses were other income of $4,757 and interest expense of $30,951 compared to no other income and interest expense of $22,573 for the nine months ended September 30, 2017.

For the quarter ended September 30, 2018, a gain on the sale of assets from the Sale of Asset Agreement with Telecon Wireless Resources, Inc. was recognized in the amount of $318,257.

For the nine months ended September 30, 2018, and the nine months ended September 30, 2017, we had a net loss from operations of $1,255,609 and $1,236,954, respectively.

In comparing our Statements of Operations between the nine months ended September 30, 2018, and 2017, the Company was just beginning the process of diversifying the service mix.  Gross Revenue from the Virtual ETC segment of business grew to 48.2% of total gross revenue, compared to 5.0% for the nine months ended September 30, 2017.  The profit margin on VETC was ($1.51) per line, compared to $.31 for the nine months ended September 30, 2017, The negative profit margin per line was caused by the ramp-up costs of the Virtual ETC service. Gross Revenue generated from the lower profit margin wholesale service was 67.5% of the total revenue for the nine months ending September 30, 2017.  Comparatively, the wholesale service only accounted for 21.3% of the total gross revenue for the nine months ended September 30, 2018.  During the same comparative periods, gross retail revenue decreased by 20.2% due to the Sale of Asset Agreement, which was a retail operation. Gross profit per line slightly increased to $3.19 from $2.46 on the wholesale service as lower margin, high volume customers were being eliminated and the Telecon Wireless Agreement increasing the wholesale business from retail.  Retail gross profit per line decreased from $24.36 to $20.58 as the diversification plan created several up-front costs for equipment for re-sale.

In comparing our segments of operations for the nine months ended September 30, 2018 and 2017, the Company showed the change the switch from Wholesale operations to Virtual ETC operations.  Wholesale operations accounted for 22.1% of the revenue for the nine months ended September 30, 2018, compared to 64.8% for September 2017.  Virtual ETC grew to 48.2% of the revenue of the Company compared to 5.0% for the nine months ended September 30, 2017. Retail operations was consistent at 30.0% for the nine month periods ended September 30, 2018 and 2017, despite the sale of the operations in New York.

Liquidity and Capital Resources

As of September 30, 2018, we have $63,008 in cash and cash equivalents on hand.

In comparing liquidity between the three month periods ending September 30, 2018, and December 31, 2017, cash and short-term assets decreased by 33.1%.  The decrease was generated through increased receivables and prepaid assets.  Liabilities and total overall debt showed a 3.3% increase in the three month period ending September 30, 2018, when compared to December 31, 2017.  Going forward, equity investment and growth of new services is expected to provide the liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) improved to .68 as of September 30, 2018, compared to .55 as of December 31, 2017.  Working capital decreased by 28.2%.

As indicated in NOTE 12 of the Notes to the Consolidated Financial Statements and the Results of Operations, gross revenue has decreased by 18.7% when comparing the nine months ended September 30, 2018 and 2017. Similarly, gross profit decreased by 35.2%. This occurred as the Company began the diversification process. The revenue generated in the three month period ended September 30, 2017 was becoming more difficult to maintain as the industry became more regulated, competitive, and volatile. Profit margin percentage increased by 3.7% as the services provided began to be diversified into a more profitable areas.

As a result of the sale of a component of the Company’s retail operations to Telecon Wireless, our irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $593,000 was reduced to $275,000, as indicated in NOTE 11. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers.

Cash Flow from Operations

During the nine months ended September 30, 2018, and the nine months ended September 30, 2017, cash flow used in operating activities was $1,397,675 and $350,522, respectively.  Cash flows used in operating activities were primarily attributable to the Company’s net loss of $1,255,609 and $1,236,954 for the quarters ended September 30, 2018, and 2017, respectively.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, and the nine months ended September 30, 2017, cash flow (used) provided in investing activities was $329,862 and ($5,845), respectively.  The cash flow from investing activities for the nine months ended September 30, 2018, was from proceeds from the sale of a component of the retail operations.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, and the nine months ended September 30, 2017, cash flow provided by financing activities was $1,036,672 and cash flow provided by financing activities was $427,767, respectively.  The funds provided by financing were comprised of proceeds from issuance of common stock, $1,150,000 for 2018, and $460,000 in proceeds from stockholder for 2017; repayments of revolving lines of credit was $0 for 2018, and ($32,233) for 2017; advances made by shareholder of $100,000 in 2018, and $0 in 2017; and repayments to shareholder of $213,328 for 2018, and $0 for 2017.

Going Concern

As the Company did not generate net income during the nine months ending September 30, 2018, and 2017, we have been dependent upon equity financing to support our operations.  In addition to losses of $1,255,609 and $1,236,954 for the nine months ending September 30, 2018, and 2017, respectively, we have experienced negative cash flow from operations of $1,079,418 and $350,522 in 2018, and 2017. The accumulated deficit as of September 30, 2018, is $4,446,482.

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

As a result of the sale of a component of the retail operations to Telecon Wireless, our irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount was reduced to $275,000 from $593,000, as indicated in Note 11. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the period ended September 30, 2018.

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

Changes in Accounting Principles. No significant changes in accounting principles were adopted during the period ended September 30, 2018.

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

•

The Company is in the process of hiring a Controller to alleviate issues concerning financial transactions and reporting. It is expected the hire will begin mid-November.

•

Upon the hiring of additional accounting personnel, the Company will develop and maintain adequate written accounting policies and procedures.

•

The Company is also in the process of evaluating and converting to an outsourced billing service.  The service provider will integrate transactions into the accounting software, thereby eliminating inefficiencies and creating segregation of services.

The additional hiring is contingent upon The Company’s efforts to obtain additional funding through equity or debt and the results of its operations. Management hopes to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Limitations on the Effectiveness of Controls

Our chief executive officer does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None, not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(i)  Effective February 7, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest dated as of February 5, 2018 (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, LLC, an Oklahoma limited liability company (“IM Telecom”), from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom was a “Lifeline Program” license (a Federal Communications Commission [the “FCC”] approved Compliance Plan), the transfer of ownership of which required prior approval of the FCC.  The PSMI provided that if the transfer of the beneficial ownership of the Lifeline Program license to us was not approved by the FCC prior to April 30, 2018, or a later date agreed upon by the parties, either party may terminate the PSMI; and the parties had agreed to continue the PSMI, with the FCC subsequently publishing notice of the approval of the transfer of the ownership of the Lifeline Program license to the Company on October 23, 2018.  The parties are in the process of finalizing the closing of the PSMI, anticipated to be concluded by year end 2018.  For additional information, see our 8-K Current Report dated February 7, 2018, and filed with the SEC on February 12, 2018, which can be accessed by Hyperlink in Part II, Item 6 below.

(ii) On August 9, 2018, we entered into an Asset Purchase Agreement with Telecon Wireless Resources, Inc., a New York corporation (the “the “Buyer”); and KonaTel, Inc., a Nevada corporation and our wholly-owned subsidiary (the “Seller”), whereby we sold Telecon Wireless various assets, including furniture, fixtures, equipment, account receivable and customer lists, among other assets, which were utilized in our wireless services and telecommunications operations conducted under the name “Telecon Wireless” at our retail store located in Johnstown, New York, for a purchase price of approximately $406,000.  Telecon Wireless was formed by the previous General Manager of these operations at this location, William Sullivan, who has personally guaranteed the obligations of Telecon Wireless under the Asset Purchase Agreement.  These assets were sold “as is, where is.”  For additional information about the Asset Purchase Agreement, see our 8-K Current Report dated August 9, 2018, filed with the SEC on August 14, 2018, and incorporated herein by reference.  See Part II, Item 6 hereof, where this Current Report can be accessed by Hyperlink.

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

Exhibits incorporated by reference:

8-K Current Report dated August 9, 2018, and filed with the SEC on August 14, 2018 (Telecon Wireless Resources, Inc. Asset Purchase Agreement).

10-K Transition Report for the period from October 1, 2017, to December 31, 2017, and filed with the SEC on June 29, 2018.

8-KA-2 Current Report dated November 15, 2017, and filed with the SEC on April 17, 2018 (audited financial statements of KonaTel Nevada for the years ended December 31, 2017, and 2016, reviewed financial statements for the quarter ended September 30, 2018, and unaudited proforma financial statements taking into account the KonaTel Nevada Merger).

8-K Current Report dated March 8, 2018, and filed with the SEC on March 9, 2018 (Sale of 5% of more of outstanding securities).

8-K Current Report dated February 7, 2018, and filed with the SEC on February 12, 2018 (IM Telecom PSMI).

Amended Certificate of Incorporation

10-K Annual Report for the fiscal year ended September 30, 2017, filed with the SEC on February 2, 2018.

Definitive 14C Information Statement filed with the SEC on January 8, 2018 (Name change to "KonaTel, Inc.").

8-KA-1 Current Report dated November 15, 2017, filed with the SEC on December 20, 2017 (KonaTel Nevada Merger).

Agreement and Plan of Merger

Articles of Merger

Amended and Restated Articles of Incorporation

Amended and Restated Bylaws

Shareholder Voting Agreement

Charles L. Schneider, Jr. Stock Option Cancellation Agreement

D. Sean McEwen Employment Agreement

Charles L. Schneider, Jr. Employment Agreement

J. William Riner Employment Agreement

Form of Incentive Stock Option Agreement

Form of Lock-Up/Leak-Out Agreement

Code of Ethics

Shareholder Post Card

8-K Current Report dated November 15, 2017, and filed with the SEC on November 17, 2017 (Execution of the KonaTel Nevada Agreement and Plan of Merger).

8-K Current Report dated July 19, 2017, filed with the SEC on July 20, 2017 (Common Stock Purchase Agreement with M2).

Common Stock Purchase Agreement

Form of Common Stock Cancellation Agreement

Form of Preferred Stock and Warrants Cancellation Agreement (A)

Form of Preferred Stock and Warrants Cancellation Agreement (B)

Form of Debt Cancellation Agreement/ Pay-Off Letter

10-K Annual Report for the fiscal year ended September 30, 2016, filed with the SEC on January 13, 2017.

8-K Current Report dated May 10, 2016, and filed with the SEC on May 17, 2016 (PCA).

8-K Current Report dated June 3, 2014, and filed with the SEC on June 3, 2014 (Dala Nevada Agreement and Plan of Merger).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	November 13, 2018	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 13, 2018	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	November 13, 2018	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer