Form 10-K
period 2018-12-31
KonaTel, Inc.
filed 2019-04-23
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging Growth company ☒

Our website is KonaTel.com.

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒ No

On June 30, 2018, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $3,882,686, based upon 12,942,286 shares of the Registrant’s common stock being currently owned by such persons, and based upon the closing price of the common stock of the Registrant on the OTC Markets Group Inc. (“OTC Markets”) “OTC Pink Tier” (“KTEL”) of $0.30 per share on that date.

As of April 23, 2019, the Registrant had 40,692,286 shares of its common stock, $0.001 par value, issued and outstanding.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named Dala Petroleum Corp., which is the Registrant, and our wholly-owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), Apeiron Systems, Inc., a Nevada corporation (“Apeiron Systems”), and IM Telecom, LLC, an Oklahoma limited liability company (“IM Telecom”).

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Annual Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”). Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

CAUTIONARY STATEMENT

Summaries of all agreements or other documents referenced herein and attached hereto by Hyperlink in Part IV, Item 15, do not purport to be all inclusive of the terms, conditions and other provisions of such agreements or documents, and accordingly, all such summaries are modified in their entirety to the referenced and attached respective agreement or document in Part IV, Item 15.

PART I

ITEM 1.  BUSINESS

Corporate History

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

On June 2, 2014, we and our newly formed and wholly-owned acquisition subsidiary, Dala Acquisition Corp., a Nevada corporation (“Dala Acquisition”), and Dala Nevada, completed an Agreement and Plan of Merger (the “Dala Merger Agreement”) under which Dala Nevada became our wholly-owned subsidiary on the closing of the merger (the “Dala Merger”).  We issued 10,000,000 shares of our common stock in exchange for all of the outstanding shares of common stock of Dala Nevada, to Dala Nevada’s sole shareholder, Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”), and following the receipt of the 10,000,000 shares, Chisholm II’s managing director approved the transfer of all of these shares to its members (or its members’ designees) on a pro rata basis. The transfer of shares to the members of Chisholm II occurred on June 8, 2014.  Pursuant to a condition precedent to the closing of the Dala Merger, we privately offered and sold to persons who were “accredited investors” 2,025 units at $1,000 per unit (a “Unit” or the “Units”) consisting of one share of Series A 6% Convertible Preferred Stock convertible at the option of the holder into common stock at the conversion price of $0.70 per common share based on the total dollar amount invested (subject to adjustment as set forth in the Company’s Series A 6% Convertible Preferred Stock Certificate of Designation that was filed on May 30, 2014) and 1,429 warrants to purchase common shares of the Company at an exercise price of $1.35 within three years of the “Effective Date” as defined in the Stock Purchase Agreement for the Offering. The funds were planned to be utilized in the development of the 300 oil and gas leases we acquired in north central Kansas under the Dala Merger, with total leased acreage of approximately 80,000 acres, more or less. Following the Dala Merger, we operated as an early-stage oil exploration company focused on our leased acreage.  We assigned the rights to explore the leased acreage to Chisholm II, which was an exploration and production company focused on the acquisition of Kansas oil leasehold interests and exploration and development and which was Dala Nevada’s sole shareholder prior to the Dala Merger.  For additional information about the Dala Merger, see our 8-K Current Report dated June 3, 2014, and filed with the SEC on June 3, 2014, which is accessible by Hyperlink in Part IV, Item 15 hereof.

On August 29, 2014, we filed a Certificate of Amendment of Certificate of Incorporation with the State of Delaware changing our name to “Dala Petroleum Corp.”

On May 16, 2016, we entered into a Partial Cancellation Agreement (the “PCA”) by and among our subsidiary, Dala Nevada, Chisholm II and certain members of Chisholm II (the “Chisholm Members”) through which Chisholm II (after receiving shares from certain of its Chisholm Members) returned a total of 8,567,800 shares of our 10,000,000 shares of common stock exchanged under the Dala Merger to us for cancellation.  In exchange for the return of these shares for cancellation, we assigned 55,000 acres of our leased acreage or approximately 68.75% of our total holdings, to Chisholm II.  For additional information about the PCA, see our 8-K Current Report dated May 16, 2016, and filed with the SEC on May 27, 2016, which is accessible by Hyperlink in Part IV, Item 15 hereof.

On July 20, 2017, pursuant to a Common Stock Purchase Agreement dated July 19, 2017, M2 Equity Partners, LLC, a Minnesota limited liability company (“M2”), acquired 12,100,000 shares of our common stock in consideration of the sum of $367,500, which resulted in a change in control of our Company.  As part of this transaction, substantially all of our outstanding liabilities were paid or compromised, and 1,584,200 shares of our outstanding common stock, 2008 shares of our Series A 6% Convertible Preferred Stock, which comprised all of this outstanding series (or any other series) of our preferred stock, and 1,928,571 warrants that were issued in connection with the issuance of our Units issued in connection with the Dala Merger, were cancelled.  For additional information about the closing of this Common Stock Purchase Agreement, see our 8-K Current Report dated July 19, 2017, and filed with the SEC on July 20, 2017, which is accessible by Hyperlink in Part IV, Item 15 hereof.

All of our remaining oil and gas leasehold interests, comprising leases covering approximately 7,489 and 403 acres, more or less, expired in 2017 and 2018, respectively.  For information about our expired oil and gas leasehold interests and the area of north central Kansas where these leaseholder interests were located, including maps.

With all of our designated series of shares of preferred stock having been converted, reacquired or cancelled, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware on November 13, 2017, which removed all of our designated series of preferred stock from our Certificate of Incorporation, while reserving our 50,000,000 authorized and unissued one mill ($0.01) par value shares of preferred stock for future issuance as the Board of Directors may designate and approve.  A copy of our Amended and Restated Certificate of Incorporation is incorporated by reference as an Exhibit to this Annual Report.  See Part IV, Item 15, Exhibit 3(i).

On November 29, 2017, we filed a Post-Effective Amendment to our registration statement that became effective on September 12, 2014, regarding the registration of the shares of our common stock underlying our Series A 6% Convertible Preferred Stock, withdrawing from registration all shares that had not been converted, amounting to 1,949,333 shares.  Only seventeen (17) of our 2,025 shares of such series of preferred stock had been converted, and the remaining shares of such series were cancelled under the above referenced Common Stock Purchase Agreement.  This Post-Effective Amendment was declared effective on December 1, 2017.

Effective December 18, 2017, we, our President and sole director, Mark Savage, and our Secretary, Matthew Atkinson, and our newly formed and wholly-owned acquisition subsidiary, completed an Agreement and Plan of Merger (the “KonaTel Merger Agreement”) with KonaTel, Inc., a Nevada corporation (the “KonaTel Nevada”), under which KonaTel Nevada became our wholly-owned subsidiary on the closing of the merger (the “KonaTel Nevada Merger”), and we succeeded to the business operations of KonaTel Nevada.  We issued 13,500,000 shares of our common stock in exchange for all of the outstanding shares of common stock of KonaTel Nevada to D. Sean McEwen, its sole shareholder and our current Chairman, President, CEO and a director.  On the closing of the KonaTel Nevada Merger, there were approximately 27,192,286 outstanding shares of our common stock, 13,500,000 shares of which were owned by Mr. McEwen; 12,100,000 shares of which were owned by M2 (Messrs. Savage and Atkinson are members of M2 and collectively own approximately 66.1% of M2, which then equated to an indirect beneficial ownership of approximately 3,950,000 shares of our common stock for each, and with Mr. Atkinson being the sole Manager of M2, he was also deemed to be the beneficial owner of all of M2’s 12,100,000 shares of our common stock; and 1,692,286 shares, which were owned by other public shareholders.  The following were conditions to the closing of the KonaTel Nevada Merger Agreement: (i) the execution and delivery of a Stock Option Cancellation Agreement by the sole option holder of shares of KonaTel Nevada; (ii) the assumption of the Employment Agreements of two key employees of KonaTel Nevada (see the heading “Significant Employees” of Part III, Item 10 hereof); (iii) the execution and delivery of an Employment Agreement with Mr. McEwen, employing him as the President, CEO, Chairman of the Board and a director (see the heading “Employment Agreement of D. Sean McEwen” of Part III, Item 11); (iv) the execution and delivery of a Shareholder Voting Agreement between the Company, Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen (see the heading “KonaTel Merger Shareholder Voting Agreement” of Part III, Item 12); (v) the reservation of 5,000,000 shares of our authorized common stock for issuance to directors, executive officers and employees as incentives or bonuses, and the granting of an aggregate of 3,850,000 of those options at the closing, including grants to Messrs. Savage, Atkinson, Mr. McEwen and the two key employees whose Employment Agreements were assumed by the Company (see the heading “Outstanding Equity Awards” of Part III, Item 12; (vi) the execution and delivery of a Lock-Up/Leak-Out Agreement by Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen respecting the resale of their respective shares of common stock beneficially owned or subsequently acquired by them in the Company covering an eighteen (18) month period ending June 17, 2019 (see the heading “KonaTel Merger Lock-Up/Leak-Out Agreement” of Part III, Item 12); (vii) the adoption of Amended and Restated Bylaws, which included provisions consistent with the terms and provisions of the Shareholder Voting Agreement (see Exhibit 3.(i) of Part IV of Item 15; (viii) the reservation of 6,500,000 shares of our common stock for offer and sale in a private placement to “accredited investors” for aggregate gross proceeds of $1,300,000; and (ix) the payment of $150,000 to Mr. McEwen for recent advances made to KonaTel Nevada prior to closing.  For all filed documents regarding the KonaTel Merger, see the 8-K Current Report dated November 15, 2017, and filed with the SEC November 17, 2017, the 8-KA-1 Current Report of the same date, and filed with the SEC on December 20, 2017, and the 8-KA-2 Current Report of the same date, and filed with the SEC on April 17, 2018, which are all accessible by Hyperlink in Part IV, Item 15 hereof.

Following the KonaTel Nevada Merger, our primary operations have been those carried on by KonaTel Nevada, which are described below under the heading “Business.”  We also changed our fiscal year from September 30 of each year to a calendar year end to coincide with the calendar year end of KonaTel Nevada.  For additional information in this respect, see our 10-KT Transition Report for the year ended December 31, 2017, and filed with the SEC on June 29, 2018, which is accessible by Hyperlink in Part IV, Item 15 hereof.

On January 8, 2018, we filed a Definitive Information Statement with the SEC to change our name to “KonaTel, Inc.”  See Part IV, Item 15 hereof.

We changed our name to “KonaTel, Inc.,” effective February 5, 2018; and our trading symbol on the OTC Pink Tier, where our common stock is currently quoted, was changed from “DALP” to “KTEL,” effective February 16, 2018.  See our 8-K Current Report dated February 7, 2018, and filed with the SEC on February 12, 2018, in Part IV, Item 15 hereof.

Effective February 7, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest dated as of February 5, 2018 (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, LLC, an Oklahoma limited liability company (“IM Telecom”), from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom was a “Lifeline Program” license (a Federal Communications Commission [the “FCC”] approved Compliance Plan), the transfer of ownership of which required prior approval of the FCC.  Following the FCC approval of the transfer of the Lifeline Program license to us on October 23, 2018, the PSMI was completed, effective on or about January 31, 2019.  At the closing, we also engaged Mr. Morrow as an independent consultant for ninety (90) days in consideration of $100 and granted him an incentive stock option to purchase 500,000 shares of our common stock at an exercise price of $0.20 per share, also effective January 31, 2019, vesting on May 1, 2019, and expiring on January 31, 2022.  For additional information on the PSMI and related matters, see our 8-K Current Report dated February 7, 2018, and filed with the SEC on February 12, 2018, our 8-KA-1 Current Report of the same date, and filed with the SEC on January 14, 2019, and our 8-KA-2 Current Report of the same date, and filed with the SEC on February 6, 2019, which are all accessible by Hyperlink in Part IV, Item 15 hereof.

We increased the number of members of our Board of Directors to five (5) members, effective February 12, 2018, and we appointed three (3) new directors to our Board of Directors on that date.  See our 8-K Current Report dated February 7, 2018, and filed with the SEC on February 12, 2018, in Part IV, Item 15 hereof.

During 2018, we sold 6,500,000 shares of our common stock comprised of “restricted securities” to “accredited investors” under the private placement shares contemplated in connection with the closing of the KonaTel Nevada Merger for aggregate gross proceeds of $1,300,000, $100,000 of which was paid by the settlement of an advance in this amount.  See the heading “Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities” of the caption “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of Part II, Item 5 hereof.

On August 9, 2018, we entered into an Asset Purchase Agreement (the “Telecon Agreement”) with Telecon Wireless Resources, Inc., a New York corporation (the “Buyer”); and our wholly-owned subsidiary, KonaTel Nevada (the “Seller”), whereby we sold various assets, including furniture, fixtures, equipment, account receivable and a customer list, among other assets and liabilities (the “Acquired Assets”).  The Agreement had an effective date of July 31, 2018 (the “Effective Date” and the “Cut-Off Date”). These Acquired Assets were utilized in our wireless services and telecommunications operations conducted by us under the name “Telecon Wireless” in our retail store located in Johnstown, New York.  The purchase price of the Acquired Assets was approximately $406,000.  See our 8-K Current Report dated August 9, 2018, and filed with the SEC on August 15, 2018, in Part IV, Item 15 hereof.

Effective December 31, 2018, we and our newly formed and wholly-owned acquisition subsidiary, and Apeiron Systems, completed an Agreement and Plan of Merger (the “Apeiron Systems Merger Agreement”) under which Apeiron Systems became our wholly-owned subsidiary on the closing of the merger (the “Apeiron Systems Merger”).  We issued 7,000,000 shares of our common stock in exchange for all of the outstanding shares of common stock of Apeiron Systems, to Apeiron Systems two shareholders, Joshua Ploude (6,300,000 shares) and Vyacheslav Yanson (700,000 shares), pro rata, in accordance with their respective equity interests in Apeiron Systems. Closing conditions to the Apeiron Systems Merger Agreement included, among other conditions that: (i) the Apeiron Systems shareholders have a $1.00 per share “Guaranteed Value” on the KonaTel shares they received under the Apeiron Systems Merger if the KonaTel shares do not trade at for above $1.00 for ten (10) consecutive days during the period commencing on December 31, 2020, and ending December 31, 2021, on the applicable trading market for our common stock during that period, and subject to such shares being continuously owned of record by the Apeiron Systems shareholders, as outlined in Section 5.10 of the Apeiron Systems Merger Agreement; (ii) there be a “Net Working Capital” computation that was intended to provide sufficient cash resources to operate Apeiron Systems for a period of not less than ninety (90) days, with the understanding that at the end of such ninety (90) period, the parties will review and re-compute the New Working Capital computation, with the understanding that any overage of the estimate shall be paid to the Apeiron Systems shareholders and any deficit shall be paid by the Apeiron Systems shareholders to us; (iii) we would execute Employment Agreements with Messrs. Ploude and Yanson (see the heading “Significant Employees” of Part IIII, Item 12); and that Messrs. Ploude and Yanson would execute and deliver a Shareholder Voting Agreement and a two year Lock-Up/Leak-Out Agreement governing the resale of their respective shares of KonaTel (see the headings “Apeiron Systems Merger Shareholders Voting Agreement” and “Apeiron Systems Merger Lock-Up/Leak-Out Agreement” of Part III, Item 12, hereof).  See our 8-K Current Report dated December 31, 2018, and filed with the SEC on December 31, 2018, in Part IV, Item 15 hereof.

Effective February 19, 2019, we changed our auditors.  See our 8-K Current Report dated February 19, 2019, and filed with the SEC on January 19, 2019.

BUSINESS

KonaTel Nevada was organized under the laws of the State of Nevada on October 14, 2014, by its founder and then sole shareholder, D. Sean McEwen, to conduct the business of a full-service cellular provider that delivered cellular products and services to individual and business customers in various retail and wholesale markets. Through its sales network, it provided these services nationwide.  In furtherance of its proposed business, on November 1, 2014, it acquired most of the assets of Coast to Coast Cellular, Inc. (“Coast to Coast”), including inventories, property, plant and equipment and customer list valued at approximately $950,000 net of liabilities in the approximate amount of $415,000; and on November 1, 2016, it acquired the assets of CS Agency LLC (“CS Agency”), consisting of contract rights related to the cellular industry, in consideration of assuming liabilities of CS Agency in the approximate amount of $300,000.  With the completion of the KonaTel Nevada Merger, we succeeded to the current and intended business operations of KonaTel Nevada.

On December 31, 2018, we acquired Apeiron Systems (www.apeiron.io), which now operates as a wholly-owned subsidiary of KonaTel. Apeiron Systems was established in 2015 as a software-based Communications Platform as a Service (“CPaaS”) telecommunications carrier.  Apeiron Systems provides a wide variety of wholesale and retail telecommunications products/services including text and messaging services (“SMS/MMS”), voice termination, toll free numbers, database dip services and least cost routing services, all supported by a redundant national network integrated with numerous international telecom carriers and most U.S. rate centers.  Apeiron Systems’ services are provided through a web-based management portal and a corresponding library of APIs (Applications Program Interface).  KonaTel’s CPaaS service, the “Orion”

system, which provides SMS to Email services, KonaTel’s toll-free number service and KonaTel’s B2B (business to business) wholesale/retail cellular services will merge into Apeiron Systems’ suite of services and be marketed under the Apeiron Systems brand.

On February 5, 2018, we entered into a purchase agreement to acquire IM Telecom, d/b/a “Infiniti Mobile” (www.infinitimobile.com). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom.  IM Telecom now operates as a wholly-owned subsidiary of KonaTel.  IM Telecom is an Eligible Telecommunications Carrier (“ETC”) and is one of fifteen (15) carriers that hold an FCC approved Lifeline Compliance Plan.  The FCC has not approved (granted) a new Lifeline Compliance Plan since 2012.  Lifeline is an FCC program that provides subsidized, fixed or mobile, telecommunications services to low-income Americans.  We primarily distribute our Lifeline products and services through ISOs (“Independent Sales Organizations”).

Apeiron Systems is headquartered in Los Angeles, CA, with facilities comprising approximately 1,800 square feet.  It also has some customer service and software engineering resources staffed in Johnstown, PA, utilizing approximately 7,500 square feet of space, and part of its software engineering services are staffed in Kiev, Ukraine.  IM Telecom is headquartered in Dallas, TX, utilizing approximately 3,000 square feet of space for its operations, and operates a Lifeline retail operation in Tulsa, OK comprising approximately 1,000 square feet.  KonaTel is headquartered in Dallas, TX, shared with IM Telecom’s offices.  Apeiron Systems has nine (9) full-time employees and one (1) part-time employee; IM Telecom has six (6) full-time employees; and KonaTel has three (3) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, across our two wholly-owned subsidiaries, Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS), wholesale and retail mobile voice and mobile data services, wholesale voice terminations services, and our ETC and Virtual Eligible Telecommunications Carrier (“VETC”) Lifeline services.  Except for our ETC Lifeline services distributed in up to seven (7) states and our VETC Lifeline services distributed in up to twenty (20) states, our Apeiron Systems’ products and services are available nationwide and subject to U.S., international and local/national regulations, most Apeiron Systems’ services are available worldwide

The following are our principal revenue streams:

•

Our first revenue channel is our Apeiron Systems’ CPaaS channel.  This channel provides a variety of services including SIP/VoIP services, SMS/MMS, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and API driven services.  Apeiron Systems developed, owns and supports its services through its dedicated national telecommunications network. Apeiron Systems provides telecommunications services to applications developers, call centers and small and medium size businesses.  Apeiron Systems markets these services through the Apeiron Systems’ website, ISOs and Social Media Optimization (“SCO”).

•

Our second revenue channel is Apeiron Systems’ MVNO and reseller channels marketing mobile voice/text/data and mobile data solutions.  Apeiron Systems’ mobile voice/text/data and mobile data services are supported by a blend of MVNO and reseller agreements with select national wireless carriers.  A wireless communications services provider, reseller or MVNO, does not own the wireless network infrastructure over which services are provided to its customers.  Apeiron Systems’ mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans.  Sometimes equipment is provided which can include, but is not limited to, phones, tablets, modems, routers and accessories.  Apeiron Systems primarily markets its mobile voice/test/data and mobile data services through ISOs via the “Apeiron Systems” brand.  These ISOs market to small and medium sized businesses throughout the United States.  This type of marketing is also considered B2B (“Business to Business”) sales.

•

Our third revenue channel is Lifeline VETC channel. A VETC operates under the license of an ETC.  We currently market our Lifeline VETC sales through ISOs that specialize in Lifeline products.  These master agencies support dozens of field agents who market directly to the individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to the individual requiring Lifeline service.  In some states, and depending upon government requirements, we may only provide voice/text service with no mobile data.

•

Our fourth revenue channel is our IM Telecom Lifeline ETC channel.  IM Telecom operates under its own FCC approved Compliance Plan and FCC wireless ETC designation in seven (7) states which include Georgia, Maryland, Nevada, Oklahoma, South Carolina, Vermont, and Wisconsin.  IM Telecom currently markets, under its Infiniti Mobile brand, through its storefront in Tulsa, Oklahoma, and through ISOs that specialize in Lifeline products.  These master agencies support dozens of field agents who market directly to individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to the individuals requiring Lifeline service.  In some states, and depending on government requirements, we may only provide voice/text service with no mobile data.

Distribution Methods of the Products or Services

We primarily distribute our Lifeline services through ISOs and resellers (“Agents”).  Agents are recruited and obtained to market these services via various means such as tradeshows, our website, word of mouth from other agents and cold calling.  Wholesale mobile services are marketed and distributed via our direct employees.  Wholesale mobile customers are solicited and obtained also via tradeshows, our website, word of mouth within the industry and cold calling.  We primarily distribute our B2B cellular services through Agents.  We market some CPaaS services through Agents and through SCO efforts.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Wholesale cellular services are sourced either directly from the carrier or from wholesalers that sit between us (Apeiron Systems and IM Telecom) and the carrier.  Carriers include Verizon, T-Mobile, Sprint and AT&T.  Wholesalers include Prepaid Wireless Group (“PWG”) and Telispire.

Resellers and Mobile Virtual Network Operator (“MVNOs”) like us typically do not own the wireless infrastructure over which services are provided.  We purchase services from the following sources:

•

Telispire: Verizon voice, text and data service.  Telispire, through a contract with us, has set pricing for voice, text and data wireless services per unit.  Pricing per unit is in the form of a monthly recurring charge (“MRC”) that may or may not include minutes of use, text units or data units.  Additional add on pricing per unit is available for additional data units;

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

•

T-Mobile: T-Mobile voice, text or data service.  T-Mobile, through a contract with us, has set pricing for bundled voice, text and data wireless services.  Pricing bundles are in the form of a monthly recurring charge (“MRC”) that include minutes of use, text units or data units.  Bundled plans include unlimited talk, text and a set amount of data.  Larger data plans are available for purchase for consumers requiring larger data packages;

•

Sprint: Sprint voice, text or data service.  Sprint, through a contract with us, has set pricing for bundled voice, text and data wireless services.  Pricing bundles are in the form of an MRC that include minutes of use, text units or data units.  Bundled plans include unlimited talk, text and a set amount of data.  Larger data plans are available for purchase for consumers requiring larger data packages;

•

Prepaid Wireless Group (“PWG”): T-Mobile voice, text or data Lifeline service.  PWG, through a contract with us, has set pricing for bundled voice, text and data wireless services.  Pricing bundles are in the form of an MRC that include minutes of use, text units or data units.  Larger data plans are available for purchase for consumer requiring larger voice and data packages.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Our wholly-owned subsidiary, IM Telecom, is one of fifteen (15) active Lifeline carriers in the U.S. that holds an FCC approved Lifeline Compliance Plan.  This Compliance Plan allows IM Telecom, subject to state approval, to expand into additional states to provide Lifeline services.

We have been approved by the United States Patent and Trademark Office for the trademark “Lifeline+” and now need to demonstrate use of this trademark to finalize the Trademark.

Our current VETC agreement expires on July 27, 2019, and is automatically renewed for an additional twelve (12) months unless either party provides notice to the other within ninety (90) days of the end of the term of its intention to terminate the agreement.

Competition

The telecommunications industry is highly competitive.  Our primary cellular competitors include other resellers and national carriers, such as AT&T, Verizon, Sprint and T-Mobile. These national cellular carriers are facility-based, are significantly larger than us and enjoy trade name and trademark public recognition, as well as greater resources, scale and competitive advantages, among other substantial factors, as compared to us. In addition, our cellular competitors also include numerous smaller regional carriers, existing MVNOs and ETCs, such as Metro PCS (“Metro”), Cricket Wireless, LLC. (“Cricket”), TracFone Wireless, Inc. (“TracFone”) and Assurance Wireless, many of which offer or plan to offer Lifeline services, and no-contract postpaid and prepaid service plans. Our CPaaS competitors include, but are not limited to, Twilio, Plivo, Bandwidth, Thing, VoIP Innovations, Telnyx, Coredial, Vonage/Nexmo, CLX Comm, Genband Kandy, Tropo, Telestax, 2600Hz, and Signal Wire.  Competitive factors within the telecommunications industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies, and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation.  Other competitors have sought to add ancillary services, like mobile video, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on margins as companies compete to retain their current customer base and continue to add new developments, many proprietary or patented, and customers.

Need for any Governmental Approval of Principal Products or Services

On October 23, 2018, the FCC approved our acquisition of IM Telecom.  Lifeline was created under President Ronald Reagan as part of the 1984 Telecommunications Act.  Prior to President Obama taking office, the Lifeline program began to allow cell phones, and there was some initial duplication of service in the early days of Lifeline cell phone deployment.  Approximately fifteen (15) current ETCs hold an FCC approved Lifeline Compliance Plan.  The FCC has not approved any new Lifeline Compliance Plans since 2012, so Lifeline is a tightly controlled market.  We anticipate that approximately one-third of our future gross revenues may come from Lifeline services, which will be overseen by Charles L. Schneider, Jr., one of our key personnel, who has over thirty (30) years’ experience in the Telecom Industry and was the CEO of one of the nation’s largest Lifeline carriers.  See the heading “Significant Employees” of the caption “Directors and Executive Officers” of Part III, Item 10, below.

Existing and Probable Government Regulation to Our Current and Intended Business

The FCC has a number of complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911 and E-911 services, porting telephone numbers, roaming, disabilities access, privacy and cyber security, consumer protection, and the universal service and Lifeline programs, including eligibility, reimbursement and program requirements. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or results of operations. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

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

Number of Total Employees and Number of Full-Time Employees

Across our companies, we have eighteen (18) full-time employees and one (1) part-time employee.

Subsidiaries

We have three (3) wholly-owned operating subsidiaries: KonaTel, Inc., a Nevada corporation; IM Telecom, LLC (d/b/a Infiniti Mobile) an Oklahoma limited liability company; and Apeiron Systems, Inc., a Nevada corporation.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov.

ITEM 1A.  RISK FACTORS

RISK FACTORS

As we are a “smaller reporting company” as defined by Section 12b-2 of the Exchange Act, we are not required to provide the information under this Item or in our annual or quarterly reports filed with the SEC; however, we believe this information may be of value to our shareholders or potential investors in our Company for this filing. These risk factors should be considered in light of the caption “Forward-Looking Statements” at the forepart of this Annual Report. We reserve the right not to provide risk factors in our future filings. Our primary risk factors and other considerations include:

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

We reported gross revenues of approximately $9,415,139, cost of revenues of approximately $7,570,350, operating and other expenses of approximately $3,005,989 and a net loss of approximately $1,161,200 for the year ended December 31, 2018; and gross revenues of approximately $11,477,723, cost of revenues of approximately $9,283,398, operating and other expenses of approximately $3,907,505 and a net loss of approximately $1,713,180 for the year ended December 31, 2017.  If we cannot eliminate our losses and achieve profitability, our business may fail.

The Company did not generate net income during the years ended December 31, 2018, and 2017, and we have been dependent upon equity financing to support our operations.  In addition to losses of $1,161,200 and $1,713,180 in 2018 and 2017, respectively, we have experienced negative cash flow from operations of $978,120 and $1,000,835, respectively, during these years. Our accumulated deficit as of December 31, 2018, was $4,352,073.

We believe we have ameliorated any “going concern” issues by generating additional cash flow since the completion of the KonaTel Nevada Merger on December 18, 2017; the acquisition of Apeiron Systems on December 31, 2018; receiving cash investments through the private placement of shares of our common stock; and revenues from the growth of our Virtual ETC program, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings.  Additionally, the Company also has two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to 60 days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

The United States Government’s dissolution or reduction of the Lifeline Program or the elimination of “resellers” of these services would have a substantial adverse affect on our current and planned business operations.

•

Considering there are approximately nine (9) million current Lifeline recipients, this would be a draconian move; however, it is a possibility.  Federal or state governmental agencies could also significantly reduce or delay Lifeline reimbursement payments to Lifeline carriers, forcing Lifeline carriers to continue to provide minimum Lifeline services and at a reduced reimbursement rate.  Depending on any reimbursement reduction, a reduction would diminish earnings and could make Lifeline unprofitable.  “The FCC established the Lifeline program in 1985 to ensure that qualifying low-income consumers could afford phone service and the opportunities and security it provides. Congress supported and strengthened Lifeline in the Telecommunications Act of 1996, requiring that affordable service and advanced communications be available to low-income consumers across the country.”

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

•

Lifeline requires several factors to be successful.  The impact of negative governmental changes and negative national carrier pricing have been outlined above.  In addition to those two risks, an interruption to the supply of low-cost phones and/or a reduction of Lifeline agents (no access to or not enough access to agents) would have a negative impact on Lifeline.

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

We purchase the majority of our mobile data service (“IoT”) directly from national carriers, and purchase some of our wholesale voice and mobile data from wholesale aggregators or MVNEs like Telispire.  If one of these aggregators vacated the market, such action could strand many resellers of these services, like us, and could substantially reduce our current and anticipated revenues from our IoT or cellular service.

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

Our success will depend to a large extent on broad market acceptance of our telecommunications solutions among our current and prospective customers. Our prospective customers may be unwilling to use our solutions for a number of other reasons, including preference for static advertising, lack of familiarity with our technologies, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of our technologies by prospective customers will depend primarily on the following factors:

•

our ability to demonstrate the economic and other benefits attendant to our products and services;

•

our customers becoming comfortable with using our telecommunications technologies; and

•

the reliability of these services and technologies.

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

Our success is dependent upon attracting and maintaining key personnel, including our founder, D. Sean McEwen, and various key executive employees, including Charles L. Schneider, Jr., from whom we acquired CS Agency and serves as CEO of IM Telecom, Joshua Ploude and Vyacheslav “Slava” Yanson from whom we acquired Apeiron Systems and serve as CEO and CTO respectively, of Apeiron Systems.  Further, if we fail to retain our key personnel or to attract, retain and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages.

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

We may have insufficient network or server capacity for our current and planned business, which could result in interruptions in our services and the loss of revenues resulting in a negative impact on our business.

Our operations are dependent, in part, upon network capacity provided by our telecommunications network and third-party telecommunications networks; data center services provider owned and leased infrastructure and capacity; server capacity located at the data center services provider partner or partners; and our own infrastructure and equipment. Collectively, this infrastructure, equipment and capacity must be sufficiently robust to handle all of our customers’ wireless requirements, particularly in the event of unexpected surges in high-definition video traffic and network services incidents. We may not be adequately prepared for unexpected increases in bandwidth and related infrastructure demands from our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, outages or such service providers going out of business. Any failure of these service providers or our own infrastructure to provide the capacity we require due to financial or other reasons may result in a reduction in or the interruption of service to our customers, leading to an immediate decline in revenue and possible additional decline in revenue as a result of subsequent customer losses, which could result in the cessation of all or part of our business operations.

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

We are a public “reporting company” in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, rules and regulations, including compliance obligations under the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited and reviewed financial statements in reports filed with the SEC, along with required communications with our shareholders, are substantial. We have incurred and expect to continue to incur costs associated with becoming and continuing as a public company, including, but not limited to, legal, accounting, filing and other related costs and expenses.  Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financial condition, the value of our common stock and the ability of our shareholders to resell their common stock.

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

As of the date of this Annual Report, D. Sean McEwen, our Chairman and Chief Executive Officer, beneficially owns approximately 77.6% of our issued and outstanding shares of common voting stock by reason of his personal holdings and the irrevocable proxies granted to him under the KonaTel Nevada Merger Shareholder Voting Agreement and the Apeiron Systems Merger Agreement Shareholder Voting Agreement.  This percentage also includes certain vested Incentive Stock Options that can be exercised within 60 days of the date of this Annual Report, all of which options are described under the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part IV, Item 11, below, and a portion of which are reflected in Mr. McEwen’s beneficial ownership of shares of our common stock under the caption “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12 hereof.  As a result personal ownership and various other provisions of these Shareholder Voting Agreements, Mr. McEwen may have the ability to control the election of our board of directors, the outcome of issues requiring approval by our shareholders and other corporate actions until December 31, 2020, and beyond. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other shareholders; and could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock, whether by making a tender offer or attempting to obtain control of our Company.  For a more detailed discussion of the provisions of these Shareholder Voting Agreements, see the headings “KonaTel Merger Shareholder Voting Agreement” and “Apeiron Systems Merger Shareholder Voting Agreement of the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 12 hereof.

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

We do not own any property.

Through our wholly-owned subsidiary, KonaTel Nevada, we have leases on the following properties:

Our Johnstown, Pennsylvania office and former headquarters, consisting of approximately 7,500 square feet and located at 1910 Minno Drive, # 210, Johnstown, Pennsylvania 15905, under a lease that commenced on January 1, 2014, and expires on April 30, 2019, at a monthly rent of $5,500.

Our Dallas, Texas and Principal Executive Offices, consisting of approximately 3,000 square feet and located at 13601 Preston, Road, # E816, Dallas, Texas 75240, under a lease that commenced on January 1, 2019, and expires on December 31, 2020, at a monthly rent of $3,941 for 2019 and $4,062 for 2020.

Through our wholly-owned subsidiary, IM Telecom, we have leases on the following properties:

Our Tulsa, Oklahoma retail storefront and office consisting of approximately 1,100 square feet and located at 3401 East Admiral Place Tulsa, Oklahoma 74115, under lease that commenced February 1, 2019, and expires on December 31, 2019, at monthly rent of $950.

Through our wholly-owned subsidiary, Apeiron Systems, we have leases on the following properties:

Our Los Angeles, California office is subleased from M2M consisting of approximately 1,800 feet located at 5301 Beethoven St, #170, Los Angeles, CA 90066 and expires March 1, 2020, at a monthly rent of $3,846.

ITEM 3:  LEGAL PROCEEDINGS

With the exception of the following, we are not party to any material legal proceeding.

On August 28, 2018, we filed a claim in AAA Arbitration against a former employee, Saul Gosser.  We have alleged that Mr. Glosser failed to honor an indemnification clause that was material to our 2014 purchase of Glosser’s former company, Coast to Coast Cellular, Inc. doing business as “Coast2Coast Cellular.”   We believe our damages are in the $350,000 to $400,000 range.  Mr. Glosser’s defense to the claim is believed by our counsel to be tenuous; however, no assurance can be given that we will be successful in recovering any amounts from Mr. Glosser.  Our legal fees in this matter are being paid under one of our insurance policies.

On, January 11, 2019, Mr. Glosser filed an employment claim against us, alleging that his July 2017 firing was not “for cause” and thus breached his employment agreement with us.  Glosser has claimed damages of approximately $80,000.  Our counsel believes we have strong defenses to Mr. Glosser’s employment claim.

Both matters are consolidated at KonaTel, Inc. vs. Saul Glosser, Case No. 01-18-0003-2772, with the American Arbitration Association (International Center for Dispute Resolution).

An arbitration hearing is currently scheduled for July 11-12, 2019, in Pittsburgh, Pennsylvania.

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink Tier of the OTC Markets under the symbol “KTEL.” No assurance can be given that any market for our common stock will develop or be maintained.

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

On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement referenced above were distributed to its members, pro rata, in accordance with their respective membership interests.  This action was approved by the requisite members of M2 on April 9, 2018.  All of these transferred shares remain subject to the KonaTel Merger Shareholder Voting Agreement and the KonaTel Merger Lock-Up/Leak-Out Agreement.

The common stock that can be acquired under vested and unvested Incentive Stock Options that we have granted may also have an impact on any public trading market in our common stock.  See the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part II, Item 11, for a description of all of our outstanding Incentive Stock Options.  A substantial number of our outstanding shares are subject to resale under Lock-Up/Leak-Out Agreements referenced herein, including those sold under our private placement.  See the heading “Lock-Up/Leak-Out Agreements” of the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 12 hereof.

Also, see the heading “Risk Related to Our Common Stock” of the caption “Risk Factors” in Part I, Item 1A herein.

The following table sets forth, for the periods indicated over the last two (2) years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

For the Years Ended December 31,
	2018		2017
	High	Low	High	Low
First Quarter	$0.30	$0.20	$0.10	$0.03
Second Quarter	$0.35	$0.25	$0.06	$0.06
Third Quarter	$0.30	$0.28	$0.11	$0.06
Fourth Quarter	$0.28	$0.28	$0.20	$0.10

These prices were obtained from OTC Markets and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Rule 144

The following is a summary of the current requirements of Rule 144:

Securities	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
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

Holders

We currently have 579 shareholders of record, not including an indeterminate number of shareholders who may hold their shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

13,500,000 Shares-D. Sean McEwen-KonaTel Merger (December 18, 2017).

3,850,000 Incentive Stock Option Agreement grants under the KonaTel Merger (December 18, 2017).

300,000 Incentive Stock Option Agreement grants to newly appointed directors (February 12, 2018).

4,750,000 Shares-Private Placement at $0.20 per share for an aggregate of $950,000 (Effective March 8, 2018).

1,000,000 Shares-Private Placement at $0.20 per share for an aggregate of $200,000, $100,000 in cash and $100,000 in settlement of an advance in that amount from this subscriber (Effective April 13, 2018).

750,000 Shares-Private Placement at $0.20 per share for an aggregate of $150,000 (Effective November 19, 2018).

7,000,000 Shares-Apeiron Systems Merger (Messrs. Ploude [6,300,000 shares] and Yanson [700,000 shares]) (Effective December 31, 2018.

100,000 Incentive Stock Option Agreement grant to newly appointed director (October 28, 2018).

500,000 Incentive Stock Option Agreement grant to Trevan Morrow (January 31, 2019).

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

Comparison of the Year Ended December 31, 2018, to the Year ended December 31, 2017

Results of Operations

For the year ended December 31, 2018, we had $9,415,139 in revenues from operations compared to the year ended December 31, 2017, where we had $11,477,723 in revenue from operations.  The cost of revenue for the year ended December 31, 2018, was $7,570,350, compared to $9,283,398 for the year ended December 31, 2017.  We had a gross profit of $1,844,789 for the year ended December 31, 2018, and $2,194,325 for the year ended December 31, 2017.

For the year ended December 31, 2018, and the year ended December 31, 2017, total operating expenses were $3,294,524 and $3,797,816, respectively, for a decrease of $503,292 in 2018.

For the year ended December 31, 2018, non-operating expenses were $38,945 compared to $109,689 for the year ended December 31, 2017. Other income and gain on sale of assets were $327,480 for the year ended December 31, 2018, compared to $0 for the year ended December 31, 2017.

For the year ended December 31, 2018, and the year ended December 31, 2017, we had a net loss from operations of $1,161,200 and $1,713,180, respectively.

In comparing our Statements of Operations between the years ended December 31, 2018, and 2017, we had declining revenue and expenses. The decrease of revenue was caused by the selling of our Johnstown NY operations, which has become our customer.  The expense decrease was due to the selling of Johnstown NY operations and expense reduction measures involving staffing.  The sale of the Johnstown NY operations resulted in a gain on sale of assets of $318,257.

Liquidity and Capital Resources

As of December 31, 2018, we have $56,510 in cash and cash equivalents on hand.

We anticipate future losses in the development of our business.  The ability to continue as a business is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next (6) six months with existing cash on hand and issuance of equity securities.  There is no assurance funds will continue to be available through these methods of financing operations until the Company begin generating satisfactory revenue from operations.

In comparing liquidity between the years ending December 31, 2018, and 2017, cash and short-term assets increased by 18.1%.  The increase was caused through the acquisition of Apeiron Systems and a short term note receivable incurred in the sale of assets. Inventory decreased due to the sale of assets.  Liabilities and total overall debt showed a 7.6% decrease in 2018 when compared to 2017.  Stockholder debt and the revolving line of credit were decreased through payments in 2018.  Going forward, equity investment and growth of new services is expected to provide the liquidity for our business.

Liquidity was also strained by the opening of the Texas location and increased costs caused through the diversification of services.  The expense increase that helped cause the negative liquidity is discussed above in the comparison of our Statement of Operations for the years ended December 31, 2018, and 2017.

Overall, the current ratio (current assets divided by our current liabilities) was 1.03 and .54 as of December 31, 2018, and 2017, respectively.  Working capital increased by 107.3%.

Cash Flow from Operations

During the year ended December 31, 2018, and the year ended December 31, 2017, cash flow used in operating activities was $978,120 and $1,000,835, respectively.  Cash flows used in operating activities were primarily attributable to the Company’s net loss of $1,161,200 and $1,713,180 for the years ended December 31, 2018, and 2017, respectively.

Cash Flows from Investing Activities

During the year ended December 31, 2018, and the year ended December 31, 2017, cash flow (used) provided in investing activities was ($177,584) and ($5,845), respectively.  The cash used in investing activities during 2018 were created through providing advances for acquisition targets and cash provided through the sale of assets.

Cash Flows from Financing Activities

During the year ended December 31, 2018, and the year ended December 31, 2017, cash flow provided by financing activities was $1,118,064 and $983,992, respectively.  The funds provided by financing were comprised of repayments of a revolving line of credit, $49,761 for 2018 and $66,028 for 2017; advances made by a shareholder of $100,000 in 2018 and $199,000 in 2017; repayments to related parties of $132,175 for 2018 and $33,980 for 2017; proceeds from issuance of common stock and contributions of $1,300,000 for 2018 and $885,000 for 2017.

Going Concern

As the Company did not generate net income during the years ended December 31, 2018, and 2017, the Company has been dependent upon equity financing to support its operations.  In addition to losses of $1,161,200 and $1,713,180 for the years ended December 31, 2018, and 2017, respectively, the Company has experienced negative cash flow from operations of $978,120 and $1,000,835 in 2018 and 2017. The accumulated deficit as of December 31, 2018, is $4,352,073.

The Company has ameliorated any substantial doubt issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; the acquisition of Apeiron Systems on December 31, 2018; receiving cash investments through the private placement of shares of our common stock; and revenues from the growth of our Virtual ETC program, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings.  Additionally, the Company also has two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to sixty (60) days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

As a result of the sale of assets to Telecon Wireless, the Company’s irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount was reduced to $200,000 from $593,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers.

Off-Balance Sheet Arrangements

The Company entered into an off balance sheet arrangement as a result of the purchase of Apeiron Systems. The former Apeiron Systems stockholders have a $1.00 “Guaranteed Value” if the Company’s common stock trading price does not reach or exceed $1.00 per share over a ten (10) consecutive day period between December 31, 2020, and ending on December 31, 2021.  If the share price is not reached, the Company shall issue to the Apeiron Systems stockholders for each such share of the Company’s common stock that is equal to the number of “Qualifying Shares” multiplied by the difference between the Guaranteed Value and the highest “Calculated Value” achieved during the “Valuation Period.”  See Section 5.10 of the Apeiron Systems Merger Agreement that was filed as an Exhibit to the Company’s 8-K Current Report dated December 31, 2018, and filed with the SEC on December 31, 2018, and which is accessible by Hyperlink in Part IV, Item 15.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the website and property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

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

Level 2: Inputs other than quoted prices which are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

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

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return.  We had no liability for uncertain tax positions as of December 31, 2018, and 2017. Interest and penalties if any, related to unrecognized tax benefits would be recognized as interest expense. We do not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2018, and 2017.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%.  In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet.  Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation passed prior to our December 31, 2018, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

Loss Per Share

We follow ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the years ended December 31, 2018, and 2017, dilutive loss per share is the same as loss per share.

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

(This space intentionally left blank)

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KONATEL, INC.

FINANCIAL STATEMENTS

December 31, 2018, and 2017

Certified Public Accountants (a professional corporation) 50 West Broadway, Suite 600 Salt Lake City, Utah 84101 (801)532-7800 Fax (801)328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

KonaTel Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of KonaTel, Inc. (the Company) as of December 31, 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 23, 2019

We have served as the Company’s auditor since 2019

An Association of Independent Accounting Firms

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

/s/ Green & Company, CPAs

Tampa, FL 33618

June 29, 2018

KONATEL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017

Assets
Current Assets
Cash and Cash Equivalents	$56,510	$94,150
Accounts Receivable, net	1,035,273	744,082
Note Receivable	66,667	-
Inventory, Net	1,085	45,910
Prepaid Expenses	7,354	103,566
Total Current Assets	1,166,889	987,708

Property and Equipment, Net	132,023	142,067

Other Assets
Oil and natural gas properties using the full cost method of accounting, Unproved	-	37,475
Intangible Assets, Net	2,490,922	184,628
Advances for Acquisition Target	561,309
Other Assets	57,266	4,340
Total Other Assets	3,109,497	226,443

Total Assets	$4,408,409	$1,356,218

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$1,265,080	$1,374,709
Amount Due to Stockholder	91,152	223,327
Revolving Line of Credit	103,379	153,141
Deferred Revenue	69,988	36,835
Income Tax Payable	108,941	-
Customer Deposits	28,854	28,854
Total Current Liabilities	1,667,394	1,816,866

Deferred Tax Liability	10,700	-
Total Liabilities	1,678,094	1,816,866

Commitments and Contingencies	-	-

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 40,692,286 and 27,192,186 outstanding and issued at December 31, 2018 and 2017, respectively	40,692	27,192
Additional Paid In Capital	7,041,696	2,703,033
Accumulated Deficit	(4,352,073)	(3,190,873)
Total Stockholders’ Equity (Deficit)	2,730,315	(460,648)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,408,409	$1,356,218

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2018	2017

Revenue	$9,415,139	$11,477,723
Cost of Revenue	7,570,350	9,283,398

Gross Profit	1,844,789	2,194,325

Operating Expenses
Payroll and Related	1,479,284	2,338,105
Operating and Maintenance	1,103,010	565,117
Bad Debt	15,210	82,809
Utilities and Facilities	189,464	192,426
Depreciation and Amortization	166,149	423,056
General and Administrative	154,072	82,709
Marketing and Advertising	46,960	55,583
Taxes and Insurance	140,375	58,011
Total Operating Expenses	3,294,524	3,797,816

Operating Loss	(1,449,735)	(1,603,491)

Other Income and Expense
Interest Income	1,150	-
Other Income	8,073	-
Gain on Sale of Assets	318,257	-
Impairment of Goodwill	-	(80,867)
Interest Expense	(38,945)	(28,822)
Total Other Income and (Expenses)	288,535	(109,689)

Net Loss	$(1,161,200)	$(1,713,180)

Net loss per share	$(0.04)	$(0.13)

Weighted Average Number of Basic Shares	31,890,916	13,692,286

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Capital Shares		Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at January 1, 2017	-	$-	7,000	$7,000	$1,799,311	$(1,477,693)	$328,618

Capital Contribution					885,000		885,000
Elimination of capital stock in reverse merger			(7,000)	(7,000)	(6,692)		(13,692)
Issuance of common stock in reverse merger	13,500,000	13,500			(12,080)		1,420
Common stock from reverse merger	13,692,286	13,692					13,692
Vested Stock Based Compensation					37,494		37,494
Net Loss						(1,713,180)	(1,713,180)

Balance at December 31, 2017	27,192,286	$27,192	-	$-	$2,703,033	$(3,190,873)	$(460,648)

Issuance of common stock	6,500,000	6,500			1,293,500		1,300,000
Vested Stock Based Compensation					602,163		602,163
Issuance of common stock in acquisition	7,000,000	7,000			2,443,000		2,450,000
Net Loss						(1,161,200)	(1,161,200)

Balance at December 31, 2018	40,692,286	$40,692	-	$-	$7,041,696	$(4,352,073)	$2,730,315

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(1,161,200)	$(1,713,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	166,149	421,520
Bad Debt	15,210	82,809
Impairment of Goodwill	-	80,867
Stock-based Compensation	602,163	37,494
Gain on Sale of Assets	(318,257)	-
Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	(154,448)	212,512
Notes Receivable	33,333
Inventory	44,825	25,139
Prepaid Expenses	(340,061)	(84,946)
Accounts Payable and Accrued Expenses	(330,071)	37,588
Deferred Revenue	27,389	(44,305)
Customer Deposits	-	(59,262)
Other Assets	575	2,929
Net cash used in operating activities	(978,120)	(1,000,835)
Cash Flows from Investing Activities
Proceeds from Gain on Sale of Assets	266,043	-
Advances for Acquisition Target	(443,627)
Capital Expenditures	-	(5,845)
Net cash used in investing activities	(177,584)	(5,845)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,200,000	-
Repayment of Revolving Lines of Credit	(49,761)	(66,028)
Advances made by Stockholder	100,000	199,000
Repayments of amounts due to Related Party and Seller	(132,175)	(33,980)
Contributions	-	885,000
Net cash provided by financing activities	1,118,064	983,992
Net Change in cash	(37,640)	(22,688)
Cash - Beginning of Year	94,150	116,838
Cash - End of Year	$56,510	$94,150
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$35,523	$12,471
Cash paid for taxes	$-	$-
Non-cash investing and financing activities:
Dividends accrued on preferred stock	$-	$43,214
Forgiveness of dividends on preferred stock	$-	$145,497
Cancellation of stock	$-	$(15,842)
Issuance of common stock as compensation	$-	$367,500
Issuance of common stock with merger	$-	$(6,692)
Retirement of preferred stock	$-	$(1,244,384)
Issuance of common stock for services	$-	$12,500
Merger of Dala Acquisition, Inc and KonaTel, Inc. - Nevada
Accounts Payable and Accrued Expenses, net of Cash	$-	$(92,595)
Amount Due to Related Party	$-	$(24,327)
Goodwill	$-	$80,867
Oil and natural gas properties using the full cost method of accounting, Unproved	$-	$37,475
Receivables to be settled as part of acquisition	$117,682	-
Settlement of advance through issuance of common stock	$100,000	-
Sale of Assets
Note Receivable	$(100,000)	$-
Accounts Payable and Accrued Expenses, net of Cash	$39,974	$-
Asset Purchase of Apeiron
Intangible Assets	$2,407,001	$-
Issuance of Common Stock	$(2,450,000)	$-
Accounts Receivable	$269,635	$-
Vendor Deposits	$53,501	$-
Property and Equipment	$25,736	$-
Accounts Payable and Accrued Expenses, net of Cash	$(180,468)	$-
Income Tax Payable	$(108,941)	$-
Deferred Revenue	$(5,764)	$-
Deferred Tax Liability	$(10,700)	$-

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

Notes to Consolidated Financial Statements

NOTE 1 – ORGANIZATION

KonaTel Nevada (as defined below) was organized under the laws of the State of Nevada on October 14, 2014, by its founder and then sole shareholder, D. Sean McEwen, to conduct the business of a full-service cellular provider that delivered cellular products and services to individual and business customers in various retail and wholesale markets.

KonaTel Inc., formerly known as Dala Petroleum Corp. (the “Company,” “we,” “our,” or “us”), also formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation (“Westcott”). On December 18, 2017, we acquired KonaTel, Inc, a Nevada sub S-Corporation (“KonaTel Nevada”), in a merger with our acquisition subsidiary under which KonaTel Nevada became our wholly-owned subsidiary. On December 31, 2018, we acquired Apeiron Systems, Inc., a Nevada corporation (“Apeiron Systems”), which is also our wholly-owned subsidiary. Apeiron Systems was organized in 2013, and is a provider of a suite of real-time business communications services that include voice, messaging, network connectivity and platform services.

NOTE 2 – TRANSACTIONS

Reverse Merger

On November 15, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement” and the “Merger”) with Mark Savage, our then President, a director (currently serving as a director) and a beneficial shareholder, Matthew Atkinson, our Secretary, a beneficial shareholder and the Manager of our then principal shareholder, M2, and M2 and our wholly-owned Nevada acquisition subsidiary, Dala Subsidiary Corp., on the one hand; and KonaTel Nevada and D. Sean McEwen, KonaTel Nevada’s President and sole shareholder, on the other hand. The Merger was closed on December 18, 2017, and Articles of Merger were filed on that date with the Secretary of State of the State of Nevada whereby KonaTel Nevada was the surviving corporation and became our wholly-owned subsidiary. The Company issued 13,500,000 shares of our one mill ($0.001) par value common stock comprised of “restricted securities” as defined in SEC Rule 144 promulgated under the Securities Act, in exchange for all of the outstanding shares of common stock of KonaTel Nevada. Post-Merger, and except as discussed below about conditions to the closing of the Merger, there were approximately 27,192,286 outstanding shares of our common stock after the reverse merger.

As a condition to the KonaTel Nevada Merger, the Company entered into Shareholder Voting Agreement between majority shareholders and Mr. McEwen whereby Mr. McEwen was granted an irrevocable proxy coupled with an interest from each of the foregoing, together with the following rights, including a right of veto, for a period of two (2) years, on the following matters: (i) an increase in the compensation of any employee of the Company by more than $20,000 in any one calendar year and for these purposes, the term compensation includes any form of remuneration or monetary benefit; (ii) the issuance of stock, the creation of a new class of stock, the grant of options or warrants, modification of any shareholder, option holder or warrant holder’s rights, grants, conversion rights or the taking of any other action that directly or indirectly dilutes the outstanding securities of the Company, excepting the  private placement of common stock of the Company for an equity funding of $1,300,000 through the offer and sale of 6,500,000 shares of the Company’s common stock solely to “accredited investors”; (iii) the issuance of debt in excess of $100,000 in the aggregate in any one calendar year; (iv) the approval of a plan of merger, reorganization or conversion; (v) the sale, transfer or other conveyance of assets of the Company having an aggregate value in excess of $100,000 in any one calendar year, other than in the ordinary course of the business; and (vi) the entry into a contract or other transaction having a total aggregate contractual liability for the Company in excess of $100,000 in any one calendar year.

The Company also entered into a Lock-Up/Leak-Out Agreement with the former majority shareholders and Mr. McEwen respecting the resale of their respective shares of common stock beneficially owned or subsequently acquired in the Company covering an 18-month period commencing at the closing of the Merger and ending on June 17, 2019.

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

August 2018 Transaction

On August 9, 2018, the Company entered into an Asset Purchase Agreement with Telecon Wireless Resources, Inc., a New York corporation (the “Telecon Wireless”); and KonaTel Nevada, our wholly-owned subsidiary, whereby KonaTel Nevada sold to Telecon Wireless various assets, including furniture, fixtures, equipment, account receivable and customer lists, among other assets, which were utilized in the Company’s wireless services and telecommunications operations conducted under the name “Telecon Wireless” in its retail store located in Johnstown, New York, for a purchase price of approximately $406,017, which included $266,043 in cash, a note receivable of $100,000 and a debt of $39,974.

December 2018 Transaction

Dated and effective as of December 31, 2018, the Company and its newly formed acquisition subsidiary entered into an Agreement and Plan of Merger with Apeiron Systems (the “Apeiron Systems Merger Agreement”). The Company exchanged 7,000,000 shares its common stock for all of the outstanding securities of Apeiron Systems. Apeiron Systems became a wholly-owned subsidiary (the “Apeiron Systems Merger”).  In connection with the closing of the Apeiron Systems Merger, the Company entered into (i) Employment Agreements and (ii) Lock-Up/Leak-Out Agreements, which govern the resale of the Company’s shares each Apeiron Systems shareholder received. Additionally, a Shareholder Voting Agreement with a two-year term between us, D. Sean McEwen, our President and Chairman of the Board of Directors and the Apeiron Systems shareholders, was executed and delivered by these parties as a condition of the closing.

The Apeiron Systems shareholders also have a $1.00 “Guaranteed Value” of the “KonaTel Shares” they received under the Apeiron Systems Merger Agreement, which indicates, subject to certain enumerated conditions, that in the event that the KonaTel common stock does not reach an average closing price equal to or exceeding $1.00 per share over any period of ten consecutive Trading Days during the period commencing on December 31, 2020 and ending on December 31, 2021 as quoted by the applicable Trading Market on which the KonaTel Shares are listed or quoted for trading, KonaTel shall issue to the Apeiron Shareholders for each such share of the KonaTel Shares continuously owned and held of record in the respective names of the Apeiron Shareholders during the Valuation Period the number of shares of KonaTel common stock that is equal to the number of Qualifying Shares multiplied by the difference between the Guaranteed Value and the highest Calculated Value achieved during the Valuation Period. There is also a “Net Working Capital” computation that was intended to provide sufficient cash resources to operate Apeiron Systems for a period of not less than ninety (90) days, with the understanding that at the end of such ninety (90) period, the parties will review and re-compute the New Working Capital computation, with the understanding that any overage of the estimate shall be paid to the Apeiron Systems shareholders and any deficit shall be paid by the Apeiron Systems shareholders to us. As of this date, the parties have not made this re-computation, though they believe it will not result in any payment to the other party.

The purchase price allocation included software, with a three-year life of $2,407,001, accounts receivable of $269,635, vendor deposits of $53,501, and property and equipment of $25,736.  As part of the transaction, the Company agreed to pay accounts payable and accrued expenses of $180,468. The Company also agreed to assume income tax payables of $108,941, deferred tax liability of $10,700, and deferred revenue of $5,764.

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

Basis of Consolidation

The consolidated financial statements include the Company and two (2) wholly-owned corporate subsidiaries, KonaTel Nevada and Apeiron Systems.  The consolidated balance sheet for the year ended December 31, 2018, includes the Company and its two (2) wholly-owned corporate subsidiaries, KonaTel Nevada and Apeiron Systems.  The consolidated statement of earnings, consolidated statement of cash flows, and consolidated statement of stockholders’ equity include the Company and the wholly-owned corporate subsidiary, KonaTel Nevada. The consolidated financial statements for year ended December 31, 2017, include the Company and the wholly-owned corporate subsidiary, KonaTel Nevada. All significant intercompany transactions are eliminated.

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

Allowance for Doubtful Receivables

The allowance for doubtful receivables is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of December 31, 2018 and 2017, management has determined that no allowance for doubtful receivables is necessary.

Note Receivable

The Company entered into an Assets Sale Agreement with Telecon Wireless Resources, Inc. (the “Telecon Wireless Agreement”), with an effective date of July 31, 2018.  As part of the Agreement, the Company agreed to hold a one-year note of $100,000 to be paid in 12 payments of $8,333.  As of December 31, 2018, the outstanding amount, including principal and imputed interest was $66,667.  The Note in the Telecon Wireless Agreement did not reference an interest rate.  The note is being recorded with an implied interest rate of 5.00%.

Inventory

Inventory consists primarily of the cost of cellular phones and cellular accessories. Inventory is reported at the lower of cost and net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. Due to the sale of the assets in July 2018, inventory is minimal as of December 31, 2018.

Due to the rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists.  As of December 31, 2018 and 2017, the allowance for inventory obsolescence amounted to $0 and $10,083, respectively.

Advances for Acquisition Target

Through December 31, 2018, the Company had made net payments on behalf of IM Telecom in the amount of $443,627 and settled receivables in the amount of $117,682.  These amounts were paid as part of a Purchase and Sale of Membership Interest, which was effective as of February 7, 2018.  See additional information in NOTE 11 – Contingencies and Commitments, Escrowed Contract and Part II – Other Information, Item 5.

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

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of December 31, 2018 and 2017.

Goodwill and Intangible Assets – Long-Lived Assets

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

Intangible assets consist of customer lists and software arising from acquisitions which are amortized on a straight-line basis over three years, their estimated useful lives.

Other Assets

Other Assets represent items classified as long-term assets in accordance with the Statement of Financial Accounting Standards ASC 210-10-45.  Other Assets include vendor deposits and security deposits that the Company is required to maintain.

Customer Deposits

Before entering into a contract with a sub-reseller customer, the Company requires the customer to either secure a formal letter of credit with a bank, or require a certain level of cash collateral deposits from the customer. These collateral requirements are determined by management and may be adjusted upward or downward depending on the volume of business with the sub-reseller customer, or if management’s assessment of credit risk for a sub-reseller customer would change.

The Company held $28,854 in collateral deposits from various sub-reseller customers at December 31, 2018 and 2017. Such amounts represent collateral received from the sub-resellers in order to contract with the Company. The related contracts have an option to terminate within a period of less than one year, and accordingly, these collateral deposits are classified as current liabilities in the accompanying balance sheet.

Fair Market Value of Assets

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for receivables and short-term loans the carrying amounts approximate fair value due to their short maturities.

The Company follows accounting guidance for financial and non-financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Revenue Recognition

Services revenues are generated from cellular and telecommunication services.  The revenue is derived from wholesale and retail services.  Telecommunications and mobile telecommunication services include network platforms, voice, data, and text services. The Company recognizes revenue as telecommunications and mobile services are provided in service revenue. Telecommunications and mobile services are billed and paid on a monthly basis. Services are billed and paid on a monthly basis.  These bills include an amount for the monthly recurring charge and a usage charge.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The Company has adopted this update.  The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently assessing the impact of this guidance on its consolidated financial statements.

Income Taxes

Beginning on December 18, 2017, the Effective Date of the KonaTel Nevada Merger, KonaTel Nevada terminated its S Corporation status.  For the short-tax year, there was no tax provision of federal or state taxes in the financial statements.

Prior to the closing of KonaTel Merger and for the tax year 2017, with the consent of its shareholders, KonaTel Nevada had elected under the Internal Revenue Code and for Pennsylvania tax purposes to be an S Corporation. In lieu of corporation income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision for federal or state income tax is included in the financial statements. The Company evaluates tax positions taken and determines whether it is more-likely-than-not that the tax position will be sustained upon examination based on the technical merits of the position.

Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled. As changes in tax laws or rate are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The benefits of uncertain tax positions are recorded in the Company’s Consolidated Financial Statements only after determining a more-likely-than-not probability that the uncertain tax positions will withstand challenge, if any, from taxing authorities. The Company records interest and penalties related to unrecognized tax benefits in interest expense in the Company’s Consolidated Statements of Operations.

Net Loss Per Share

Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2018, there are 4,325,000 potentially dilutive common shares.  As of December 31, 2017, there were 3,925,000 potentially dilutive common shares. The dilutive common shares are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

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

The Company also has a concentration of risk with respect to trade receivables from customers and cellular providers. As of December 31, 2018, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two customers in the amounts of $441,934, or 42.7% and $190,507, or 18.4%. As of December 31, 2017, the Company had a significant concentration of receivables from three customers in the amounts of $186,147 or 25.0%, $92,692, or 12.5%, and $122,028, or 16.4%.  These receivables represented 61% and 54% of the total receivables for the years ended December 31, 2018 and 2017, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular providers.  For the year ended December 31, 2018, the Company had one cellular provider that accounted for $4,679,647, or 49.7%, of the revenue.  For the year ended December 31, 2017, the Company had two customers that accounted for revenues $1,386,494, or 12.1% and $3,510,234, or 30.6%.

Segment Reporting

The Company operates within three reportable segments.  The Company’s management evaluates performance and allocates resources based on the profit or loss from operations.  The Company is a service business with very few physical assets. Management does not use total assets by segment to make decisions regarding operations, and therefore the total assets disclosure by segment has not been included.

The reportable segments consist of a Wholesale unit, a Retail unit, and a Virtual ETC unit.  The Wholesale unit purchases bulk rate services at discounted rates and provides services to retail providers.  The Retail and Virtual ETC units provide services to the end user through the use of agents and direct selling to the customer.

Effect of Recent Accounting Pronouncements

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) No. 2016- 02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Early application is permitted.  The Company has determined that adoption of the standard will begin January 1, 2019.  The Company currently has four equipment operating leases and one Property lease; and the Property lease expires in April 2020.  The Company has determined that this pronouncement will not have a material impact on the financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of December 31, 2018 and 2017:

	December 31,
	2018	2017

Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	101,638	87,201
Billing Software	217,163	217,163
Office Equipment	86,887	89,590
	452,638	440,904
Less: Accumulated Depreciation and Amortization	(320,615)	(298,837)
Property and equipment, net	$132,023	$142,067

Depreciation and amortization amounted to $27,967 and $89,190 for the years ended December 31, 2018, and 2017, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets consist of customer lists and software that were acquired through acquisitions:

	December 31,
	2018	2017

Customer Lists	$1,135,961	$1,135,961
Software	2,407,001	-
Less: Accumulated Amortization	(1,052,040)	(951,333)
Intangible Assets, net	$2,490,922	$184,628

Amortization expense amounted to $100,707 and $332,330 for the years ended December 31, 2018 and 2017, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Amortization expense is expected as follows:

2019	$886,255
2020	$802,334
2021	$802,333

NOTE 6 – OIL AND NATURAL GAS PROPERTIES

Oil and natural gas properties consist of capitalized associated with impaired properties:

	December 31,
	2018	2017

Oil and natural gas properties using the full cost method of accounting, Unproved	$-	$37,475

Amortization expense amounted to $37,475 for the year ended December 31, 2018. Amortization expense is included as a component of operating expenses in the accompanying statements of operations

NOTE 7– LINES OF CREDIT

The Company has two lines of credit with a bank which provide aggregate maximum borrowing availability of $1,050,000 as of December 31, 2018 and 2017, respectively. The lines of credit are payable on demand and bear interest at a variable rate with rate ranges from 7.5% to 8.0%. Outstanding advances under these line of credit arrangements amounted to $103,379 as of December 31, 2018, and $153,141 as of December 31, 2017.  The lines of credit mature on January 5, 2020, and February 14, 2020.

The lines are secured by the general assets of the Company and aggregate amounts drawn under the line of credit may be limited to a borrowing base, as defined. The revolving lines of credit are guaranteed by an officer of the Company.

NOTE 8 – OPERATING LEASES

The Company leases property under non-cancelable operating leases with terms in excess of one year. The current property lease expires April 30, 2020. Future minimum lease payments under the terms of these operating leases are as follows:

2019	$93,444
2020	$48,744
Total	$142,188

The Company also leases an office space on a month-to-month basis. Total lease expense for the years ended December 31, 2018, and 2017 amounted to $142,248 and $146,722, respectively.

NOTE 9 – AMOUNT DUE TO STOCKHOLDER

During 2017, certain of the Company’s principal stockholder, D. Sean McEwen, Matthew Atkinson, and Mark Savage, advanced the Company $191,500, $17,063 and $14,764, respectively. The amounts advanced were used for working capital purposes and bear no interest and do not have a maturity date.  Interest expense is imputed based on the applicable federal rate of 1.52%.  Amounts due to Matthew Atkinson and Mark Savage were fully paid on March 8, 2018.  D. Sean McEwen received $111,500 in payments in 2018.  As of December 31, 2018, D. Sean McEwen is owed $91,152.

During 2018, Gary Stevens advanced the Company $100,000. The amount was used for working capital purposes.  The note consisted of a $5,000 loan fee, plus an annual interest rate of 8.00%.  This amount was settled in full in April, 2018.

NOTE 10 – RETIREMENT PLAN

The Company sponsors a 401(k) profit sharing plan for its employees, whereby participants may contribute through salary deductions as defined, not to exceed certain IRS limits. The plan also provided for an employer matching contribution and also discretionary employer contributions. As of November 3, 2017, the Company no longer provided an employer match. The Company contributed $45,060 for the year ended December 31, 2017.

NOTE 11 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of December 31, 2018, there are no legal proceedings, except the following:

On August 28, 2018, we filed a claim in AAA Arbitration against a former employee, Saul Gosser.  We have alleged that Mr. Glosser failed to honor an indemnification clause that was material to our 2014 purchase of Glosser’s former company, Coast to Coast Cellular, Inc. doing business as “Coast2Coast Cellular”.   We believe our damages are in the $350,000 to $400,000 range.  Mr. Glosser’s defense to the claim is believed by our counsel to be tenuous; however, no assurance can be given that we will be successful in recovering any amounts from Mr. Glosser.  Our legal fees in this matter are being paid under one of our insurance policies. On, January 11, 2019, Mr. Glosser filed an employment claim against us, alleging that his July 2017 firing was not “for cause” and thus breached his employment agreement with us.  Glosser has claimed damages of approximately $80,000.  Our counsel believes we have strong defenses to Mr. Glosser’s employment claim. Both matters are consolidated at KonaTel, Inc. vs. Saul Glosser, Case No. 01-18-0003-2772, with the American Arbitration Association (International Center for Dispute Resolution). An arbitration hearing is currently scheduled for July 11-12, 2019, in Pittsburgh, Pennsylvania.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Escrowed Contract

Effective February 7, 2018, the Company entered into an Agreement for the Purchase and Sale of Membership Interest dated as of February 5, 2018 (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom was a “Lifeline Program” license (a Federal Communications Commission [the “FCC”] approved Compliance Plan), the transfer of ownership of which requires prior approval of the FCC.  The PSMI provided that if the transfer of the beneficial ownership of the Lifeline Program license to the Company was not approved by the FCC prior to April 30, 2018, or a later date agreed upon by the parties, either party may terminate the PSMI; and the parties had agreed to continue the PSMI, with the FCC subsequently publishing notice of the approval of the transfer of the ownership of the Lifeline Program license to the Company on October 23, 2018.  The parties finalized the closing of PSMI on February 7, 2019.  The closing included a 500,000 common share Incentive Stock Option grant to Mr. Morrow at an exercise price of $0.20 per share, dated January 31, 2019, vesting on May 19, 2019, and expiring on January 31, 2022.  The transaction will be accounted for as an asset purchase with IM Telecom becoming a wholly owned subsidiary of the Company.

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $275,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of December 31, 2018 and 2017.  The letters of credit are not considered in the financial statements.

Going Concern

As the Company did not generate net income during the years ended December 31, 2018, and 2017, the Company has been dependent upon equity financing to support its operations.  In addition to losses of $1,161,200 and $1,713,180 for the years ended December 31, 2018, and 2017, respectively, the Company has experienced negative cash flow from operations of $978,120 and $1,000,835 in 2018 and 2017. The accumulated deficit as of December 31, 2018, is $4,352,073.

The Company has ameliorated any substantial doubt issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; the acquisition of Apeiron Systems; receiving cash investments through the private placement of shares of our common stock; and revenues from the growth of our Virtual ETC program, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings.  Additionally, the Company also has two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to 60 days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

As a result of the sale of assets to Telecon Wireless, the Company’s irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount was reduced to $275,000 from $593,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers.

NOTE 12 – ACQUISITIONS, MERGERS, AND DISPOSALS

The following are significant transactions that impact the operations of the Company:

KonaTel, Inc.

On December 18, 2017, the merger of Dala Acquisition, Inc. and KonaTel Nevada was completed.  The merger did not include any exchange of cash.  The merger resulted in capitalized costs of oil and gas properties of $37,475 and goodwill of $80,867. Liabilities of accounts payable and accrued expenses of $92,595 and amounts due to related parties of $24,327 were assumed in the merger.

Apeiron Systems, Inc.

On December 31, 2018, the Company purchased Apeiron Systems as a wholly-owned subsidiary.  The total purchase price was $2,450,000.  The purchase included the issuance of 7,000,000 shares of the Company’s common stock in exchange for all the outstanding common shares of Apeiron Systems common stock.  The purchase price was derived and based on the fair market value of the 7,000,000 shares at the December 31, 2018 common stock price of $.35 per share. The acquisition provides the Company with expansion and diversification within the telecommunications industry.  Apeiron Systems brings business networking and telecommunications to the Company that has significant business in the wireless telecommunications industry.  The combination allows the Company to share customers and provide complete and vertical integrations to the customers. See Note 2 December 2018 Transaction for further details related to this acquisition.

The transaction was accounted for under the purchase method. The purchase price allocation to assets and liabilities assumed in the transaction was:

Accounts receivable	$269,635
Vendor deposits	53,501
Fair value of property and equipment	25,736
Fair value of software	2,407,001
Accounts payable and accrued expenses	(180,468)
Income tax payable	(108,941)
Deferred tax liability	(10,700)
Deferred revenue	(5,764)
Net assets acquired	$2,450,000

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the years ended December 31, 2018 and 2017, as if Apeiron had been acquired on January 1, 2017:

	For the Year Ended December 31,	For the Year Ended December 31,
	2018	2017
Net sales	$12,315,113	$13,754,003
Net loss	$(1,004,447)	$(2,441,691)
Net loss per share, basic and diluted	$(0.03)	$(0.09)

Sale of Assets

On July 31, 2018, the Company entered into an asset purchase agreement to sale certain assets to Telecon Wireless Resources, Inc.  The purchase price was $406,017.  The Company received cash of $266,043 and a twelve (12) month note receivable of $100,000.  The remaining $39,974 was the Company’s accounts payables that were assumed by Telecon Wireless Resources, Inc.  The transaction resulted in a gain on sale of $318,257.

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

The Company’s reportable segments consist of a Wholesale unit, a Retail unit, and a Virtual ETC unit.  The Wholesale unit purchases bulk rate services at a discounted cost.  The Wholesale unit then sells to providers that provide services to the end-user.  The Retail and Virtual ETC units provide these same services to the end-user.

The Company’s Wholesale Unit had three and two, respectively, major sub-reseller customers which amounted to approximately 59% and 43%, respectively, of total revenues. The retail unit revenues are derived from many businesses and individuals. The Virtual ETC unit generates revenue through agents to individuals through the United States Lifeline program.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies.  The reportable segments are strategic business units that offer different products and services.

The following table reflects the result of operations of the Company’s reportable segments:

	Wholesale	Retail	Virtual ETC	Total

For the year ended December 31, 2018
Revenue	$2,178,726	$2,434,295	$4,802,118	$9,415,139

Operating Income (Loss)	$(251,106)	$331,884	$(1,241,978)	$(1,161,200)

Gain on Sale of Assets	$-	$318,257	$-	$318,257
Depreciation and amortization	$38,448	$42,958	$84,743	$166,149
Additions to property and equipment	$-	$-	$-	$-

For the year ended December 31, 2017
Revenue	$6,809,051	$3,749,253	$919,419	$11,477,723

Operating Loss	$(627,698)	$(996,629)	$(88,853)	$(1,713,180)

Depreciation and amortization	$121,763	$193,330	$17,236	$332,330
Additions to property and equipment	$-	$5,845	$-	$5,845

NOTE 14 – STOCKHOLDERS’ EQUITY

Common Stock

As discussed above, the Company completed a reverse-merger with KonaTel Nevada, with KonaTel Nevada being the acquirer for financial reporting purposes.  At the date of the KonaTel Nevada Merger, the Company issued 13,500,000 shares of common stock to D. Sean McEwen, who was then the sole shareholder of KonaTel Nevada.

On March 8, 2018, the Company issued 4,750,000 shares of our common stock in a private placement to “accredited investors” at $0.20 per share for an aggregate amount of $950,000.  On April 16, 2018, the Company issued 1,000,000 shares of our common stock in a private placement to “accredited investors” at $0.20 per share for an aggregate amount of $200,000.  On December 18, 2018, it issued 750,000 shares of our common stock in a private placement to “accredited investors” at $0.20 per share for an aggregate amount of $150,000.

Stock Compensation

The Company offers stock option outstanding equity awards to directors and key employees. Options vested in tranches and expire in five (5) years. During the year ended December 31, 2018, the Company recorded vested options expense of $602,163.

Under the Company’s executive compensation plan, certain officers and board members received options.  Share options were granted December 18, 2017.  During 2018, 400,000 share options were granted on a quarterly basis to Board Directors.  The options were vested on May 12, August 12, and November 12, 2018.  The vesting period on the options are five years from the vested date.

The stock options valuation as of December 31, 2018 was computed using the Black-Scholes-Merton pricing model using a stock price of $.35, a strike price of $.33, an expected term of five years, volatility of 278.00% and a risk-free discount rate of 2.75%.  The stock options valuation as of December 31, 2018  was computed using the Black-Scholes-Merton pricing model using a stock price of $.30, a strike price of $.22, an expected term of five years, volatility of 331.63% and a risk-free discount rate of 2.70%.  The option expense not taken as of December 31, 2018 is $602,163 with a weighted average term of 3.9 years.

The estimated grant-fair value of stock option grants was calculated using the Black-Scholes-Merton option-pricing model using the following assumptions:

Weighted average	278.0%	331.63%
Weighted average expected term (years)	4.1	3.9
Risk free interest rate	2.75%	2.70%
Expected dividend yield	-	-

The following table represents stock option activity as of and for the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2016	-	$-	-	$-
Granted	3,925,000	$0.21	3.9	-
Exercised
Forfeited
Options Outstanding – December 31, 2017	3,925,000	$0.21	3.9	$-

The following table represents stock option activity as of and for the year ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2017	3,925,000	$0.21	3.9	$-
Granted	400,000	$0.33	4.1
Exercised
Forfeited
Options Outstanding – December 31, 2018	4,325,000	$0.22	3.9	$536,250

Exercisable and Vested, December 31, 2018	2,349,000	$0.24	3.9	$258,390

NOTE 15 – INCOME TAX

For the years ending December 31, 2018, and 2017, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

Prior to the KonaTel Merger, and, with the consent of its sole shareholder, KonaTel Nevada had elected under the Internal Revenue Code and for Pennsylvania tax purposes to be an S Corporation. In lieu of corporation income taxes, the shareholders of an S Corporation are taxed on their proportionate share of the Company’s taxable income. Therefore, no provision for federal or state income tax is included in the financial statements for 2017. The Company evaluates tax positions taken and determines whether it is more-likely-than-not that the tax position will be sustained upon examination based on the technical merits of the position. Management has reviewed its tax positions regarding state nexus as well as its status as a pass-through entity and has determined there are no such positions that fail to meet the more-likely-than-not criterion.

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

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2018 and 2017, respectively, are as follows:

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$109,271	$-
Total gross deferred tax assets	109,271	-
Less: Deferred tax asset valuation allowance	(109,271)	-
Total net deferred tax assets	-	-

Deferred tax liabilities:
Federal	$8,600	$-
State - California	2,100	-

Total net deferred taxes	$10,700	$-

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2018 and 2017 were fully offset by a 100% valuation allowance. For the year ended December 31, 2017 there were no material differences between tax loss and book loss. The total NOL as of December 31, 2018 is $520,338.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%.  In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet.  Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when the Company becomes profitable, the Company will receive a reduced benefit from such deferred tax assets.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and with the exception of the following, no material subsequent events have occurred:

On October 23, 2018, the FCC published a notice of the approval of the transfer of the ownership of the Lifeline Program license to the Company under our IM Telecom PSMI agreement. The parties finalized the closing of the PSMI in February 2019.  See NOTE 10, under the heading “Escrowed Contract.”

On January 9, 2019, the Company’s stockholder, Joshua Ploude, advanced the Company $200,000.  The amount of the advance was used as a deposit on a Letter of Credit. The note bears an interest rate of 10% per annum from January 10, 2019 until May 1, 2019, at which time the interest rate for the principal amount shall increase to 12% per annum. The note matures July 10, 2019.

On January 9, 2019, the Company’s required letter of credit of $275,000 was reduced to $200,000 by the cellular carriers.

On January 31, 2019, as part of the IM Telecom acquisition, Trevan Morrow was granted 500,000 incentive stock options.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of January 31, 2019, Green & Company, CPA’s LLC, of Tampa, Florida (“Green & Company”), the auditors of our financial statements for the year ended December 31, 2017, and the fiscal years ended September 30, 2017, and 2016, advised the Company that it declined to stand for re-election.  They had previously advised the Company of its intentions in this respect, though stating that it will continue to review and re-issue prior audit reports as may be necessary.

The reports of Green & Company on the financial statements of the Company for the year ended December 31, 2017, and the fiscal years ended September 30, 2017, and 2016, did not contain any adverse opinion or a disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope or accounting principles, except the audit reports of the fiscal years ended September 30, 2017, and 2016, contained a “going concern” qualification.

No action was required of the Board of Directors regarding the decision of Green & Company to decline to stand for re-election as our auditors; however, the Board of Directors acknowledged acceptance of the letter and this action, effective as of January 31, 2019.

During the year ended December 31, 2017, and the fiscal years ended September 30, 2017, and 2016, and through the interim period preceding such resignation of Green & Company, there were no disagreements with Green and Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Green & Company, would have caused Green & Company to make reference to the subject matter of the disagreements in connection with its reports.  Further, there were no “reportable events” as described in Item 304(a)(1)(iv) of Regulation S-K of the Securities and Exchange Commission (the “SEC”).

Effective January 31, 2019, the Company engaged Haynie & Company, Certified Public Accountants, of Salt Lake City, Utah (“Haynie & Company”), by resolution of the Board of Directors, to audit its financial statements for the year ended December 31, 2018.  During the Company’s two most recent calendar years ended December 31, 2017, and 2018, and the Company’s two fiscal years ended September 30, 2017, and 2016, and any subsequent interim period prior to engaging Haynie & Company, neither the Company nor anyone on its behalf consulted Haynie & Company regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; (ii) or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that Haynie & Company concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) and the related Instructions to Item 304 of Regulation S-K of the SEC) or a reportable event described in Item 304(a)(1)(v) thereof.

For more information please see our Current Report on Form 8-K dated January 31, 2019 and filed with the Securities and Exchange Commission on February 6, 2019.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2017, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) identified the following material weaknesses in the Company’s internal control over financial reporting as of December 31, 2018, which arose from the limited number of staff at the Company and the inability to achieve proper segregation of duties:

•

The Company lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, and documentation of related transactions and account reconciliations and other complex accounting procedures.

As a result of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2018.

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

ITEM 9B:  OTHER INFORMATION

None

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
D. Sean McEwen	57	Chairman, President and CEO	December 2017
Brian R. Riffle	58	Chief Financial Officer	December 2017
Matthew Atkinson	36	Secretary	July 2017
Mark Savage	52	Director	July 2017
Terry Addington	66	Director	February 2018
Robert Beaty	49	Director	February 2018
Jeffrey Pearl	55	Director	October 2018

Background and Business Experience

D. Sean McEwen

Mr. McEwen is 57 years of age and founded KonaTel Nevada in 2014, a wireless data and voice service reseller, and currently focuses his efforts exclusively on our current and planned business operations.  From 2011 to 2013, Mr. McEwen consulted with multiple international Mobile virtual network operators (“MVNOs”) in the U.S., Peru, Croatia and China.  From 2010 to 2011, he served as a founding board member of One Fund, a NYSE listed (NYSE: ONEF) exchange traded fund.  One Fund pioneered the “ETF of ETFs” concept, and in 2011, came to the attention of Russell Investments, known for their stock indices (i.e., the Russell 2000).  Russell Investments purchased One Fund in 2011.  In 2008, Mr. McEwen became a member of the venture/angel investment group, Sierra Angels (www.sierraangels.com) serving on several high-tech due diligence committees and participating in early stage funding transactions.  In early 1983, after departing college prior to graduation, he co-founded Online Data Corp.  Through a series of acquisitions/mergers, this company was eventually renamed “TriTech Software Systems” (www.tritech.com) “TriTech”.  From 1983 to 1990, it developed custom strategic software applications for numerous businesses, including E. F. Hutton Life Insurance, Travel Lodge Hotels, Foodmaker (Jack in the Box restaurants), AT&T, UCSD’s Scripps Institute of Oceanography and Visa’s Plus Systems national ATM network.

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

Brian R. Riffle

Mr. Riffle is 58 years of age and the founder of CFO Strategies LLC of Johnstown, Pennsylvania (“CFO Strategies”), an accounting firm and consulting firm, which he founded in May 2008. CFO Strategies has 13 employees; approximately 180 small business clients and approximately 650 tax clients. It provides consulting, CFO, accounting, bookkeeping, payroll and tax services, including: CFO for businesses; entire accounting department for businesses; temporary staffing for businesses; complete payroll processing; CFO consulting and small business start-up services; and prepares taxes for corporations, small businesses, non-profits and individuals. Mr. Riffle is the Managing Partner and has extensive experience in various industries, including: Chief Financial Officer, healthcare industry; telecommunications, security, manufacturing and non-profit industries experience; Chief Executive Officer in the financial services industry and healthcare; Assistant Controller in the retail industry; Consultant in non-profit, healthcare and event management arenas; governmental treasurer and board member for over 30 years; and as a college instructor at Mount Aloysius College since 1994.  He is also a Certified Public Accountant (May 1987).

Mark Savage

Mr. Savage is 52 years of age and the founder and owner of M2 Capital Advisors, Inc., a Minnesota corporation (“M2 Capital”), which is a corporate advisory company with principal offices in Minnetonka, Minnesota.  For nearly two decades, M2 Capital has pioneered an innovative form of financial consulting that combines introduction to growth capital and access to corporate finance strategy and key business development services critical to the rapid growth and long-term success of emerging companies.  These services, provided by M2 Capital staff specialists and representatives, include executive recruiting and team building, human resource planning, securities and contract law, marketing strategies, brand development, strategic industry relationships, marketing communications, investor relations, business plans, white papers and corporate governance (particularly Sarbanes-Oxley, HIPPA and Gram-Leach-Bliley).  M2 Capital’s consultative approach to early stage investing has proven to be a valuable skill set that enables entrepreneurs and early stage management teams to remain focused on core business issues while accelerating the growth of shareholder value.  M2 Capital has provided early stage services to innovative companies developing new technologies and services in software, biotech, e-commerce and telecom and gaming industries in the United States, Canada and Central and South America.

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

Matt Atkinson

Mr. Atkinson is 36 years of age and has served as the President and CEO of Elev8 Marketing LLC, a Minnesota limited liability company (“Elev8 Marketing”), since April 2010, and presently.  He also served as Vice President of Sales for Griffin International from August of 2008 to March of 2010.  Mr. Atkinson’s duties as President and CEO of Elev8 Marketing have included being accountable for $500 Million in sales volume of complex product categories; directly managing a team of 19 account managers, business analysts and forecasting analysts; leading a cross functional team of 75 to develop product lines for over 37,000 retail stores; establishing relationships with senior level executives representing brands such as Microsoft, Apple, Nintendo, Disney and Proctor & Gamble; managing profit margins and forecasting in the North American markets, which increased market share from approximately 11% to approximately 72% in value video games; and as Senior Vice President of Sales and Marketing, oversaw all areas of sales, marketing, branding and distribution of the $60 Million Polaroid licensed consumer electronics business.  Mr. Atkinson received a B.S. in sports management from the University of Minnesota in 2005.

Terry Addington

Mr. Addington is 66 years old and was the Chairman and CEO of SI Wireless, SI Spectrum and Twigby from late 2009 until his recent retirement on January 1, 2018.  Mr. Addington has had a distinguished 30 year career in the Wireless Industry, having entered the industry in 1984.  In 1990, Mr. Addington was involved in the founding of the entity that would become First Cellular of Southern Illinois.  While at First Cellular, Mr. Addington succeeded in making the company a leader not only in the rural carrier community, but in the broader wireless industry as well.  He was a 12 year Director of both the Cellular Telecommunications and Internet Association (“CTIA”) and the Rural Cellular Association (“RCA,” now “CCA”).  In 2004 – 2005 period, he served as Chairman of the Board of CTIA, and in 2001 – 2002 period, he served as Chairman of the Board of RCA.

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

Robert Beaty

Mr. Beaty is 49 years old and currently the President of AGS Construction Inc., a premier reconstruction company in Denver Metropolitan area.  Previously, he was the founder and CEO of Impact Telecom, a leader in the telecommunications market, which focused on delivering flexible and effective solutions to carriers, businesses and homes.  Impact Telecom is comprised of a family of brands all dedicated to innovation, affordability and execution.

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

Jeffrey Pearl

Mr. Pearl is 55 years of age and brings more than 30 years of Telecommunications/Cloud Service Provider experience to our Board of Directors. Jeffrey has experience in both the start up environment as well as working inside of some of the larger incumbent players, both privately-held as well as publicly traded companies. This experience will assist us in building out our go to market strategy, focusing both on direct sales as well as the alternative channels of distribution. His extensive sales and marketing experience, knowledge of the marketplace and personal connections in the industry are valuable to us at this stage and throughout our evolution.

Jeffrey currently is involved in running three companies:

He is currently CEO and Co-founder of OTG Consulting, which was founded May 2016. OTG Consulting is a Sales Agency formed by a group of industry leaders in order to fill a gap in the marketplace. The group assists executives of SMB and Enterprise businesses as they make the move to cloud based services. OTG Consulting works with most Carriers and service providers delivering solutions for voice and data Communications, Internet, hosting, managed services and other cloud offerings.

He also consults under PearlCom, a consulting practice Focusing on telecom companies and Service Providers which was founded in January 2016. PearlCom offers strategic advice, providing direction on sales management, technology implementation, product pricing and Positioning, bringing his 30 plus years of experience to the table, accelerating time lines and creating efficiencies.

Jeffrey also co-founded Secure View, where he is Chief Revenue Officer and Partner, which was founded in December, 2016. Secure View is focused on delivering “best in class” unified IP-based security solutions.  Its systems are designed to be more accessible and simple to use allowing customers to feel that their security needs are 100% covered providing peace of mind allowing them to focus elsewhere in their business. Secure View offers the experience, knowledge and technical understanding coupled with relationships with the players/partners needed to move security systems to the cloud.

Prior to starting and running these three companies, Jeffrey worked at Broadsoft (recently acquired by Cisco) July 2013 to May 2016, where he successfully ran North America Carrier Sales. In this role he cultivated strong relationships with C-Level executives within the major Telcos and Service Providers utilizing BroadSoft in the US. Under his guidance, his organization also pursued new relationships with start ups and providers not utilizing BroadSoft. After successfully fulfilling those duties, Jeffrey was next tasked with starting an entirely new division: Channel Acceleration, focusing on some of the largest customers in and outside the US. In this role, Jeffrey and his teams engaged with executives and sales organizations to productively assist in accelerating their efforts around “Go to Market” strategies, sales training and sales assistance in the area of Hosted VoIP and SIP Trunking services. Prior to Broadsoft Jeffrey successfully started, operated and sold two VoIP companies.

Significant Employees

We have five (5) significant employees who are not executive officers of the Company, and who are expected to make a significant contribution to the Company’s business, who are Charles L. Schneider, Jr. as CEO of IM Telecom, Nick Metherd as Director of Operations of IM Telecom, Joshua Ploude as CEO of Apeiron Systems, Vyacheslav “Slava” Yanson as CTO of Apeiron Systems, and Paul LaPier as Vice President of Finance of the Company, IM Telecom and Apeiron Systems.  All five employees have Employment Agreements with their respective companies.

Charles L. Schneider, Jr.

Charles L. Schneider, Jr., age 52, has been the CEO of KonaTel Nevada, our wholly-owned subsidiary, since September 2016, and President/CEO of IM Telecom (d/b/a Infiniti Mobile) and is a significant employee for our Company.  Mr. Schneider had an Employment Agreement with KonaTel Nevada whereby he receives $16,667 per month in salary.  We have assumed and will be honoring this Employment Agreement, which is automatically extended on a yearly basis.  A copy of this Employment Agreement is filed as an Exhibit to our 8-KA-1 Current Report dated November 15, 2017, filed with the SEC on December 20, 2017, and is accessible by Hyperlink in Part IV, Item 15.

Mr. Schneider has over thirty (30) years of telecommunication experience at a Fortune 500 company, small/startup companies and other telecom companies in between.  His experience includes executive management, finance, sales, network operations, engineering, and regulatory affairs.  He is responsible for all profit and loss, strategic direction, new product offerings, new market and new technologies.

Prior to his service to KonaTel Nevada, he was President and CEO of CS Agency, LLC, from May 2015 to August 2016. CS Agency was a telecom consulting and sales distribution firm specializing in distribution of prepaid and Lifeline Program mobile services.  Mr. Schneider, as the sole owner of CS Agency, assigned five (5) contracts to KonaTel Nevada as described in Exhibit B to his Employment Agreement.  From November of 2013 to April of 2015, Mr. Schneider was President and CEO of TAG Mobile, LLC, a mid-sized Mobile Virtual Network Operator and wireless Lifeline ETC based in the Dallas Metroplex area, serving 20 states.

Nick Metherd

Nicholas Metherd, 35, Director of Operations for IM Telecom, has over fifteen (15) years of telecommunications operational management experience.  Mr. Metherd worked at T-Mobile as a Call Center Manager where he was responsible for managing over ninety (90) agents, responding to 2.3M customer inquiries per year.  He has also held operational management roles at TAG Mobile, a Lifeline Eligible Telecommunications Carrier and at RealPage (NASDAQ: RP), an American multinational corporation that provides property management software solutions for the multifamily, commercial, single-family and vacation housing industries.  While serving as VP of Operations for TAG Mobile, Mr. Metherd oversaw the operation of over 160 customer service staff in three countries, FCC compliance requirements, vendor relations, IT Development, Logistics, Sales support, and over 400,000 cellular lines of service.  His experience includes Project Management Office leadership, customer service management, information technology, business optimization, data analysis, and leadership development. For IM Telecom, Mr. Metherd is responsible for executing operational support of new IM Telecom products such as Lifeline+, expansion into new states, revenue assurance and financial modeling.

Joshua Ploude

Mr. Ploude is 42 years old.  Effective December 31, 2018, Apeiron Systems and Mr. Ploude executed and delivered a 36-month Employment Agreement under which Mr. Ploude will be the Chief Executive Officer of Apeiron Systems, with the attendant duties and responsibilities outlined in his Employment Agreement, at a monthly salary of $16,667.  The Employment Agreement has customary provisions regarding trade secrets; a one (1) year covenant not to compete; confidentiality; Apeiron Systems continued ownership of intellectual property; a duty to cooperate; free, fully-paid licensing to Apeiron Systems of inventions created by Mr. Ploude that he provides or incorporates into any Employer product or system during his employment with Apeiron Systems; and an assignment of Mr. Ploude’s interest in all relevant intellectual property utilized by Apeiron Systems, among other terms and conditions.

Mr. Ploude is the President and CEO and Co-Founder of Apeiron Systems, and since 2013, he has been responsible for defining the product vision and operational strategy for Apeiron Systems.  He has worked directly with software, hardware and carrier network vendors to oversee the development of Apeiron Systems’ product set; and has also had the responsibility to work with internal software development teams to ensure Apeiron Systems’ software provides the requisite function to support product and operational initiatives.

He has also been responsible for planning and building Competitive Local Exchange Carrier (“CLEC”) and Internet Service Provider (“ISP”) facilities-based networks since 2001 and has managed 5+ “Greenfield network” (the installation of a network where there was not previously one in use) builds across all types of wire-line and wireless network infrastructures.

Mr. Ploude holds a Bachelors of Science in Political Science from UCLA and a Masters of Science in Telecommunications Management from Golden Gate University.  He has had the following business experience since 1999: 1999-2005 - CTO of PCS1/Datavo - A facilities-based CLEC serving a California-wide footprint; 2006-2010 - President/CEO of Ethos Communications - A consultancy helping CLECs and ISPs with operational and technology development; 2010-2013 - CTO of TNCI - A facilities-based CLEC & ISP, serving a 48 state footprint; and 2013-Present - Co-Founder, CEO and President of Apeiron Systems.

Vyacheslav “Slava” Yanson

Mr. Yanson is 33 years old.  Effective December 31, 2018, Apeiron Systems and Mr. Yanson executed and delivered a 36-month Employment Agreement under which Mr. Yanson will be the Chief Technology Officer of Apeiron Systems, with the attendant duties and responsibilities outlined in his Employment Agreement, at a monthly salary of $12,500.  The Employment Agreement has customary provisions regarding trade secrets; a one (1) year covenant not to compete; confidentiality; Apeiron Systems continued ownership of intellectual property; a duty to cooperate; free, fully-paid licensing to Apeiron Systems of inventions created by Mr. Yanson that he provides or incorporates into any Employer product or system during his employment with Apeiron Systems; and an assignment of Mr. Yanson’s interest in all relevant intellectual property utilized by Apeiron Systems, among other terms and conditions.

Mr. Yanson is the CTO of Apeiron Systems.  As CTO of Apeiron Systems, he has overseen the development of all of Apeiron Systems software development operations, with a focus on code stewardship for sustainable operations at scale. Apeiron Systems’ business is built on an industry leading “BSS/OSS,” and Mr. Yanson has been responsible for this software platform and its integration to the network, product and external partners.  He has had the following business experience since 2006: 2006-2008 - Senior Framework Architect at Wiredrive - Cloud-media sharing platform for advertising, entertainment and consumer marketing companies; 2008-2010 - CTO of OneCubicle - Social collaboration and job search platform for college graduates; 2010-2012 - CTO and President of Killer Beaver - Software and Business Process Consultancy delivering scaleable and automated solutions for clients of the company; 2012-2013 - Infrastructure Architect for Grail - news feed and video content aggregation and distribution platform; and 2013-Present - Co-Founder and CTO of Apeiron Systems.

Paul LaPier

Paul LaPier, age 60, has over 35 years of experience in finance, accounting, taxation, billing and regulatory compliance in the industries of oil and gas, manufacturing, transportation and telecommunications with domestic and international companies having operating revenues ranging from $5M to $23B.  In these industries Mr. LaPier has held the titles of CFO, Controller, Director of Taxes and Regulatory Compliance, Tax and Regulatory Manager and Finance Manager.  Mr. LaPier has over twenty (20) years of telecommunications experience in the areas of wireline, wireless, VOIP and SMS services.

Prior to joining the Company, Mr. LaPier served as Finance Manager, Regulatory Fees and Taxes at British Telecom Americas, Inc., from July 2016 to November 2018.  Previously, Mr. LaPier served as CFO and then ultimately the President of US Connect, LLC, from May 2012 to July 2016.  US Connect was an Eligible Telecommunications Carrier (ETC) specializing in the distribution of mobile telecommunications equipment and services to Lifeline eligible consumers.  Mr. LaPier has been a subject matter speaker on the areas of telecommunications billing and taxability of telecommunications/technology products. Mr. LaPier holds a B.B.A in Accounting from the University of Texas at Austin.

Family Relationships

There are no family relationships between any of our officers and directors.

Involvement in Other Public Companies

Except as may be indicated above, none of our officers or directors is an “affiliate” of any other publicly-held companies.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, executive officers or persons nominated to become directors or executive officers (or those in similar positions with us) has been the subject of any of the following:

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2018, and based upon a review of the filings contained in the Edgar Archives, all such required reports were believed to be timely filed, with the exception that Jeffrey Pearl’s Form 3, which was due to be filed on October 1, 2018, was filed on January 22, 2019, owing solely to the difficulty in accessing Mr. Pearl’s prior SEC filing codes.

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

Audit Committee

We have not established an Audit Committee for the same reasons why we have not established a Nominating Committee, and a further review of this issue will no doubt be necessitated and undertaken by our new management.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our Chief Executive Officer will be compensated according to the terms of his Employment Agreement that was filed as an Exhibit to our 8-KA-1 Current Report dated November 15, 2017, filed with the SEC on December 20, 2017, which may be accessed by Hyperlink in Part IV, Item 15 hereof, and which is discussed below under the heading “Employment Agreement of D. Sean McEwen” of this Item. There are no other employment contracts, compensatory plans or arrangements, including payments to be received from us with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.  However, see the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part III, Item 11 hereof.

Summary Compensation Table

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards (1)	sation	Total

D Sean McEwen	2018	$12,000	$-	$-	$-	$9,373	$-	$21,373
	2017	$77,386	$-	$-	$-	$9,373	$-	$86,759
Brian R. Riffle	2018	$-	$-	$-	$-	$-	$28,548	$28,548
	2017	$-	$-	$-	$-	$-	$10,621	$10,621
Matthew Atkinson	2018	$-	$-	$-	$-	$1,562	$-	$1,562
	2017	$-	$-	$-	$-	$1,562	$-	$1,562
Mark Savage	2018	$-	$-	$-	$-	$1,562	$-	$1,562
	2017	$-	$-	$-	$-	$1,562	$-	$1,562
Charles L. Schneider, Jr.	2018	$200,000	$-	$-	$-	$6,249	$-	$206,249
	2017	$177,360	$-	$-	$-	$6,249	$-	$183,609
J. William Riner	2018	$175,000	$-	$-	$-	$3,749	$-	$178,749
	2017	$191,740	$-	$-	$-	$3,749	$-	$195,489
Daniel Ryweck (2)	2018	$-	$-	$-	$2,501	$-	$-	$2,501
	2017	$-	$-	$-	$2,501	$-	$-	$2,501
Jeffrey Pearl	2018

(1) See the heading “Outstanding Equity Awards” below.

(2) Mr. Ryweck was appointed as a director on July 6, 2016, and resigned on August 31, 2017.  He was issued 50,000 shares valued at $0.05 per share on July 25, 2017, for services rendered and in consideration of a general release.

Employment Agreement of D. Sean McEwen

At the Effective Time of the KonaTel Merger, we entered into an Employment Agreement with Mr. McEwen for a term of two (2) years, under which he will serve as the Chairman, President and CEO of our Company, with customary duties applicable to these positions, which are described in Exhibit A thereof.  Mr. McEwen will receive the following compensation under his Employment Agreement: $1,000 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his spouse. He will also receive a monthly bonus, computed as follows: If the combined EBITDA (“Combined EBITDA”) exceeds $85,000 in any calendar month, where Combined EBITDA is defined to mean the combined earnings (net profits) of the Company and all of its subsidiaries or other companies owned, and from all other sources before subtracting all interest expense, all income tax, all depreciation expense, and all amortization expense, on an accrual accounting basis according to GAAP as calculated by the regular account for the Company, the Company shall pay the employee, within twenty (20) days after the end of the calendar month, a bonus equal to 10% of the monthly Combined EBITDA.

The Employment Agreement has customary termination, trade secret and dispute resolution clauses, among others.

Securities Authorized for Issuance under Equity Compensation Plans

Outstanding Equity Awards

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards; number of unearned shares, units or other rights that have not vested (3)	Equity incentive plan awards; market or payout value of unearned shares, units or other rights that have not vested (3)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark Savage (1)	0	250,000	250,000	$0.22	(1)	93,750		0
Matthew Atkinson (2)	0	250,000	250,000	$0.22	(2)	93,750		0
D. Sean McEwen (3)	0	1,500,000	1,500,000	$0.22	(3)	561,750		0
J. William Riner (4)	0	300,000	300,000	$0.20	(4)	0		0
Charles L. Schneider Jr. (5)	0	1,500,000	1,500,000	$0.20	(5)	1,000,000		0
John Shadek (6)	0	50,000	50,000	$0.20	(6)	0		0
Terry Addington	0	100,000	100,000	$0.33	(7)	0		0
Robert Beaty	0	50,000	50,000	$0.33	(7)	0
Dennis E. Miller	0	50,000	50,000	$0.33	(7)(8)	0
Jeffrey Pearl	0	100,000	100,000	$0.495	(9)	50,000
Trevan Morrow	0	500,000	500,000	$0.20	(10)	500,000

(1)

These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five (5) years from vesting: 31,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019.

(2)

These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five (5) years from vesting: 31,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019.

(3)

These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five (5) years from vesting: 187,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019.

(4)

These options all vest on December 31, 2018, and do not expire for a period of five (5) years from vesting.

(5)

These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five (5) years from vesting: 500,000 shares exercisable December 18, 2018; December 18, 2019; and December 18, 2020.

(6)

These options vest on the date of grant, which was the Effective Time of the KonaTel Merger or December 18, 2017, and do not expire for a period of five (5) years.

(7)

As part of their designation as directors, each of these new directors will receive a monthly cash payment of $2,000; and a quarterly stock option grant of 25,000 shares of our common stock, with the shares being valued at 110% of the fair market value of the closing price of our common stock on the date of the grant or $0.33 per share.  These options expire five (5) years from the date of grant, which was February 12, 2018 (February 12, 2023); and they vest in 25,000 share tranches on May 12, 2018; August 12, 2018; November 12, 2018; and February 12, 2019.

(8)

Mr. Miller resigned as of October 1, 2018.

(9)

These options vest on the following dates and are exercisable in the following tranches, as vested and do not expire for a period of five (5) years from vesting: 25,000 shares exercisable January 28, 2019; April 28, 2019; July 28, 2019; and October 28, 2019.

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

(This space intentionally left blank)

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of the filing of this Annual Report with the SEC.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Other than as indicated below in footnotes to this table, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.

Beneficial Owners

Name and Address of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership (1), (2) & (3)	Percent of Class (1), (2) & (3)

D. Sean McEwen	Common	33,848,750	77.6%
Matthew Atkinson	Common	4,106,250	9.4%
Mark Savage	Common	4,156,250	9.5%
Josh Ploude	Common	6,300,000	14.5%

Security Ownership of Officers and Directors

Name and Address of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership (1), (2) & (3)	Percent of Class (1), (2) & (3)

D. Sean McEwen	Common	14,436,250	33.1%
Brian R. Riffle	Common	0	0%
Matthew Atkinson	Common	4,106,250	9.4%
Mark Savage	Common	4,156,250	9.5%
Terry Addington	Common	100,000.23%
Robert Beaty	Common	100,000.23%
Dennis E. Miller	Common	50,000.115%
Jeffrey Pearl	Common	50,000.115%
All Officers and Directors as a Group	Common	22,998,750	52.7%

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

(2) Based on 40,692,286 issued and outstanding shares of common stock, together with 2,898,750 vested options, for a total of 43,591,036 issued (or issuable with respect to such options) and outstanding shares of common stock, as of the date of this Annual Report. SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within sixty (60) days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within sixty (60) days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) M2 acquired 12,100,000 shares of our common stock under the Common Stock Purchase Agreement outlined in our 8-K Current Report dated July 19, 2017, and filed with the SEC on July 20, 2017, which is accessible by Hyperlink in Part IV, Item 15 hereof, and which is briefly discussed under the heading “Corporate History and Business” of the caption “Business” in Part I, Item 1 hereof. On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement were distributed to its members, pro rata, in accordance with their respective membership interests.  All of these transferred shares remain subject to the Shareholder Voting Agreement and the Lock-Up/Leak-Out Agreement described in this Item below.  Under the Shareholder Voting Agreement, Messrs. Savage and Atkinson and M2 have granted Mr. McEwen an irrevocable proxy to vote all shares owned by them for a period of two (2) years, among other terms and conditions; accordingly, Mr. McEwen is deemed to be the beneficial owner of approximately 33,848,750 shares of our outstanding 43,591,036 shares of common stock, which includes the 2,898,750 vested options referenced above.  This total number is set forth under the “Beneficial Owners” table and the separate beneficial ownership of Messrs. McEwen, Savage and Atkinson is set forth in the “Security Ownership of Directors and Officers” table for clarity.  The beneficial ownership of Mr. McEwen in the “Beneficial Owners” table includes 936,250 shares underlying personally owned vested options and 312,500 shares underlying vested options collectively owned by Messrs. Savage and Atkinson, all of which vested options can be exercised within sixty (60) days of the filing of this Annual Report.

Shareholder Voting Agreements

KonaTel Merger Shareholder Voting Agreement

The closing of the KonaTel Nevada Merger was subject, among other conditions, to the execution and delivery of a Shareholder Voting Agreement between the Company, Mr. Savage, Mr. Atkinson, M2 and Mr. McEwen, whereby Mr. McEwen was granted an irrevocable proxy to vote the respective shares of our common stock owned or acquired by each of the foregoing, together with various additional rights, including a right of veto on certain corporate actions, for a period of two (2) years, including corporate action regarding the following matters: (i) an increase in the compensation of any employee of the Company by more than $20,000 in any one calendar year and for these purposes, the term compensation included any form of remuneration or monetary benefit; (ii) the issuance of stock, the creation of a new class of stock, the grant of options or warrants, modification of any shareholder, option holder or warrant holder’s rights, grants, conversion rights or the taking of any other action that directly or indirectly diluted the outstanding securities of the Company, excepting shares in the current private placement of common stock of the Company for an equity funding of $1,300,000 through the offer and sale of 6,500,000 shares of the Company’s common stock solely to “accredited investors”; (iii) the issuance of debt in excess of $100,000 in the aggregate in any one calendar year; (iv) the approval of a plan of merger, reorganization or conversion; (v) the sale, transfer or other conveyance of assets of the Company having an aggregate value in excess of $100,000 in any one calendar year, other than in the ordinary course of the business; (vi) the entry into a contract or other transaction having a total aggregate contractual liability for the Company in excess of $100,000 in any one calendar year; (vii) any change in the Bylaws of the Company modifying these requirements (all of which are included in our Amended and Restated Bylaws incorporated herein by reference as an Exhibit [see Part IV, Item 15, Exhibit 3(ii)]); and (viii) that Mr. McEwen be named as a “nominee” to the Board of Directors of the Company at any special or annual meeting of the Company’s shareholders to elect members to the Board of Directors and to vote all proxies provided to management in connection with any such meeting for Mr. McEwen as one of the “nominees” to our Board of Directors, so long as Mr. McEwen owns 5% or more of the outstanding shares of our common stock, among other provisions. The irrevocable proxy granted in the Shareholder Voting Agreement shall not prohibit any person whose shares are subject to the grant from depositing such person’s shares of common stock for public sale with a broker-dealer and allowing such broker-dealer to transfer such shares into “street name” for deposit with the Depository Trust Company; provided, however, so long as such person’s shares have not been publicly sold, they shall remain subject to the terms and provisions of the Shareholder Voting Agreement regardless of any such transfer without legend during the term of the Shareholder Voting Agreement.  The Shareholder Voting Agreement also provides, however, that if Mr. McEwen has been removed as a director for cause by our shareholders and such removal has been confirmed by a Delaware court of competent jurisdiction under Delaware law, this “nominee” provision shall not be enforceable by Mr. McEwen and shall be void.

Apeiron Systems Merger Shareholder Voting Agreement

The closing of the Apeiron Systems Merger Agreement was also conditioned upon the execution of a Shareholder Voting Agreement with substantially the same terms and conditions of the KonaTel Merger Shareholder Voting Agreement, except the parties were the Company and Messrs. McEwen, Ploude and Yanson.  The two (2) year term commenced on December 31, 2018, and ends on December 31, 2020.

Lock-Up/Leak-Out Agreements

KonaTel Merger Lock-Up/Leak-Out Agreement

Subject to compliance with all of the applicable provisions of SEC  Rule 144 as now in effect or hereafter amended, including SEC interpretations thereof, or another available exemption from the registration provisions of the Securities Act, or an effective S-1 Registration Statement filed with the SEC under the Securities Act, which is accompanied by a “current” Resale Prospectus that includes the shares of common stock  that are sought to be publicly sold by a shareholder subject to the Lock-Up/Leak-Out Agreement through a registered broker-dealer (respectively, a “Registration Statement” and the “Shareholder Broker”), the Shareholder may only sell shares of common stock of the Company commencing on the later of six (6) months from April 17, 2018 (October 17, 2018), which is the date we filed our 8-KA-2 Current Report with the SEC that included the requisite financial statements of KonaTel Nevada and unaudited pro forma combined condensed financial statements of the Company and KonaTel Nevada as referenced elsewhere in this Annual Report, or the date of purchase by any Shareholder in our private placement (the “Lock-Up Period”); provided, however, the Lock-Out Period shall not cover any common Stock owned by the Shareholder that is included in a Registration Statement, though the provisions of the Leak-Out Period (as defined below) shall continue to be applicable to the Shareholder and the common stock.  Following the Lock-Up Period, the Shareholder may sell the Common Stock as follows (the “Leak-Out Period”):

•

one (1) week, no more than the greater of (5%) of the total shares of the Company publicly traded on any nationally recognized medium of a stature no less than the OTC Pink Tier over the previous ten (10) trading days; or

•

one percent of the total outstanding shares of the Company as reported in the Company’s most recently filed SEC report or registration statement in the Edgar Archives of the SEC, divided by thirteen (13) weeks, which number may be updated from time to time, based upon the number of shares reflected as being outstanding in the Company’s SEC filings, on a non-cumulative basis, meaning that if the amount of shares allowed to be sold under this subparagraph are not sold in any specific week, that the unsold amount cannot be accumulated and sold in any subsequent week or weeks with the sale of other shares that are allowed to be sold in a specific week. Any sales made by “affiliates” of the Company during the Leak-Out Period are also subject to the standard volume limitations applicable to any “affiliate” of the Company under SEC Rule 144.

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

Apeiron Systems Merger Lock-Up/Leak-Out Agreement

The closing of the Apeiron Systems Merger Agreement was also conditioned upon the execution of a two (2) year Lock-Up/Leak-Out Agreement with substantially the same terms and conditions of the KonaTel Merger Lock-Up/Leak-Out Agreement; however, resales during the Leak-Out Period by the Apeiron Systems shareholders are required to be made at the “ask” price and not the “bid” price.

Private Placement Lock-Up/Leak-Out Agreement

The Lock-Up/Leak-Out Agreement applicable to all shareholders who acquired shares in the $1,300,000 private placement of the Company outlined under the heading “Recent Sales of Unregistered Securities” in Part II, Item 5 hereof, is substantially identical in terms to the Lock-Up/Leak-Out Agreement executed and delivered in connection with the closing of the KonaTel Merger, and is for a term of eighteen (18) months from the date of the respective purchases of our shares by these shareholders.

Qualifications on Summaries of Lock-Up/Leak-Out Agreements

For additional information about the foregoing Lock-Up/Leak-Out Agreements, see the copies thereof that have been filed with the SEC.  The summaries of these Lock-Up/Leak-Out Agreements are qualified in their entirety to the exact terms and conditions of such referenced copies of these Lock-Up/Leak-Out Agreements.

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

Transactions with CFO Strategies LLC

Brian R. Riffle, CFO of the Company, is the Managing Partner of CFO Strategies, LLC.  Payments of $28,548 were made to CFO Strategies LLC as compensation for the CFO services of Mr. Riffle.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” of this Item above, and Part III, Item 12 for identification of control persons.

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Marketplace Rule 4200(a)(15), which states that “Independent director” means “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”  None of the following named directors come within any of the exceptions to this definition regarding: being or having been an executive officer; having an employee-employer relationship with us; having received compensation from us in an amount in excess of $100,000; and having certain relationships with us, in the case of membership of a director on an audit committee, including applicable family relationships.  Accordingly, Terry Addington, Robert Beaty and Jeffrey Pearl, three (3) of our current directors, are independent directors.

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the years ended December 31, 2018, and 2017, respectively:

Fee Category	2018	2017
Audit Fees	$60,000	$40,500
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$60,000	$40,500

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

PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements of the Company contained in Part II, Item 8 above, of this Annual Report, which are incorporated herein by this reference.

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

Exhibits incorporated by reference:

IM Telecom Press Release Current Report

8-K Current Report dated February 19, 2019, and filed with the SEC on February 19, 2019.

Change in Auditors Current Report

8-K Current Report dated January 31, 2019, and filed with the SEC on February 6, 2019.

Apeiron Systems Merger Current Report

8-K Current Report dated January 31, 2019, and filed with the SEC on January 31, 2019 (Press Release)

8-K Current Report dated December 31, 2018, and filed with the SEC on December 31, 2018.

Agreement and Plan of Merger

Ploude Employment Agreement

Yanson Employment Agreement

Lock-up/Leak-out Agreement

Shareholder Voting Agreement

Telecon Wireless Sale Current Report

8-K Current Report dated August 9, 2018, and filed with the SEC on August 15, 2018.

Asset Purchase Agreement

Bill of Sale

Promissory Note

Security Agreement

10-KT Transition Report for the period from October 1, 2017, to December 31, 2017

10-KT Transition Report for the year ended December 31, 2017, and filed with the SEC on June 29, 2018

Private Placement Current Report

8-K Current Report dated March 8, 2018, and filed with the SEC on March 9, 2018.

IM Telecom Current Reports

8-KA-2 Current Report of the same February 7, 2018, and filed with the SEC on February 6, 2019.

IM Telecom PSMI

IM Telecom PSMI (First Amendment)

IM Telecom PSMI (Second Amendment)

Morrow Independent Contractor Agreement and Incentive Stock Option Agreement

Morrow Incentive Stock Option Agreement

Morrow Lock-Up/Leak-Out Agreement

Closing Memorandum (without Exhibits)

8-KA-1 Current Report of the February 7, 2018, and filed with the SEC on January 14, 2019.

8-K Current Report dated February 7, 2018, and filed with the SEC on February 12, 2018.

Amended Certificate of Incorporation

Name Change Information Statement

Definitive 14C Information Statement filed with the SEC on January 8, 2018.

KonaTel Merger Current Reports

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

M2 Change of Control Current Report

8-K Current Report dated July 19, 2017, filed with the SEC on July 20, 2017.

Common Stock Purchase Agreement

Form of Common Stock Cancellation Agreement

Form of Preferred Stock and Warrants Cancellation Agreement (A)

Form of Preferred Stock and Warrants Cancellation Agreement (B)

Form of Debt Cancellation Agreement/ Pay-Off Letter

10-K Annual Report for our then fiscal year ended September 30, 2016, filed with the SEC on January 13, 2017.

Partial Cancellation Agreement Current Report

8-K Current Report dated May 16, 2016, and filed with the SEC on May 27, 2016.

Termination of Master Service Agreement Current Report

8-K Current Report dated May 10, 2016, and filed with the SEC on May 17, 2016

Dala Merger Current Report

8-K Current Report dated June 3, 2014, and filed with the SEC on June 3, 2014.

ITEM 16.  FORM 10-K SUMMARY

None.

(This space intentionally left blank)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	April 22, 2019	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Date:	April 22, 2019	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 22, 2019	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	April 22, 2019	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Date:	April 22, 2019	By:	/s/ Mark Savage
Mark Savage
Director

Date:	April 22, 2019	By:	/s/ Terry Addington
Terry Addington
Director