Form 10-Q
period 2019-03-31
KonaTel, Inc.
filed 2019-05-21
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

214-323-8410

(Registrant Telephone Number)

The Registrant does not have any securities registered pursuant to Section 12(b) of the Act.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Our website is www.konatel.com.

Our common stock is quoted on the OTC Markets Group, Inc. (“OTC Markets”) “OTC Pink Tier” under the symbol “KTEL.”

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	40,692,286 shares
Class	Outstanding as of May 21, 2019

References

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named Dala Petroleum Corp., which is the Registrant, and our wholly-owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron”), and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“Infinite Mobile”).

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

2

KONATEL, INC.

FORM 10-Q

MARCH 31, 2019

PART I - FINANCIAL STATEMENTS

MARCH 31, 2019

Item 1. Financial Statements.

KonaTel, Inc.

Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$219,709	$56,510
Accounts Receivable, net	895,325	1,035,273
Note Receivable	41,666	66,667
Inventory, Net	950	1,085
Prepaid Expenses	4,843	7,354
Total Current Assets	1,162,493	1,166,889

Fixed Asset
Property and Equipment, Net	126,115	132,023
Right to Use Assets, Net	94,895	—
Total Fixed Assets	221,010	132,023

Other Assets
Intangible Assets, Net	2,923,644	2,490,922
Advances for Acquisition Target	—	561,309
Other Assets	258,289	57,266
Total Other Assets	3,181,933	3,109,493
Total Assets	$4,565,436	$4,408,409

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,244,409	$1,265,080
Amount Due to Stockholder	263,588	91,152
Revolving Line of Credit	81,232	103,379
Lease Liabilities	72,443	—
Deferred Revenue	59,834	69,988
Income Tax Payable	108,941	108,941
Customer Deposits	28,854	28,854
Total Current Liabilities	1,859,301	1,667,394

Long Term Liabilities
Lease Liabilities	23,075	—
Deferred Tax Liability	10,700	10,700
Total Long Term Liabilities	33,775	10,700

Total Liabilities	1,893,076	1,678,094

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 40,692,286 issued and outstanding as of March 31, 2019 and December 31, 2018	40,692	40,692
Additional Paid In Capital	7,281,534	7,041,696
Accumulated Deficit	(4,649,866)	(4,352,073)
Total Stockholders’ Equity	2,672,360	2,730,315
Total Liabilities and Stockholders’ Equity	$4,565,436	$4,408,409

See accompanying notes to unaudited consolidated financial statements.

KonaTel, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$2,640,296	$2,393,355
Cost of Revenue	1,503,460	1,934,690

Gross Profit	1,136,836	458,665

Operating Expenses
Payroll and Related Expenses	471,305	376,927
Operating and Maintenance	557,100	340,717
Bad Debt	—	15,210
Utilities and Facilities	35,819	59,732
Depreciation and Amortization	251,116	88,034
General and Administrative	41,902	17,637
Marketing and Advertising	21,614	20,477
Taxes and Insurance	45,070	55,135
Total Operating Expenses	1,423,926	973,869

Operating Loss	(287,090)	(515,204)

Other Income and Expense
Interest Income	676	—
Other Income	—	4,281
Interest Expense	(11,379)	(17,104)
Total Other Income and Expenses	(10,703)	(12,823)

Net Loss	$(297,793)	$(528,027)

Net loss per share	$(0.01)	$(0.02)

Weighted Average Number of Basic Shares	33,631,846	28,406,175

See accompanying notes to unaudited consolidated financial statements.

KONATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balances as of January 1, 2019	40,692,286	$40,692	$7,041,696	$(4,352,073)	$2,730,315
Value of Options Issued as Part of IM Telecom Acquisition	—	—	98,482	—	98,482
Stock Based Compensation	—	—	141,356	—	141,356
Net Loss	—	—	—	(297,793)	(297,793)

Balances as of March 31, 2019	40,692,286	$40,692	$7,281,534	$(4,649,866)	$2,672,360

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2018	27,192,286	$27,192	$2,703,033	$(3,190,874)	$(460,649)
Issuance of Common Stock	4,750,000	4,750	945,250		950,000
Stock Based Compensation			134,978		134,978
Net Loss				(528,027)	(528,027)

Balances as of March 31, 2018	31,942,286	$31,942	$3,783,261	$(3,718,901)	$96,302

See accompanying notes to unaudited consolidated financial statements.

KonaTel, Inc.

Consolidated Statements of Cash Flow

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(297,793)	$(528,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	251,116	88,034
Bad Debt	—	15,210
Stock-based Compensation	141,356	134,978
Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	203,712	(119,797)
Notes Receivable	25,001	—
Inventory	135	(18,515)
Prepaid Expenses	3,461	14,577
Accounts Payable and Accrued Expenses	(44,541)	(204,489)
Deferred Revenue	(10,154)	24,366
Other Assets	(199,573)	71
Net cash provided by (used in) operating activities	72,720	(593,592)

Cash Flows from Investing Activities
Cash Received in Acquisition of IM Telecom	14,318
Advances for Acquisition Target	—	(114,314)
Asset Purchase of IM Telecom	(56,611)	—
Net cash used in investing activities	(42,293)	(114,314)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	950,000
Repayment of Revolving Lines of Credit	(22,147)	—
Principal Payments on Lease Liabilities	(17,517)	—
Advances made by Stockholder	200,000	100,000
Repayments of amounts due to Related Party	(27,564)	(73,327)
Net cash provided by financing activities	132,772	976,673

Net Change in cash	163,199	268,767

Cash - Beginning of Year	56,510	94,149
Cash - End of Year	$219,709	$362,916

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$14,297	$11,674
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Asset Purchase of IM Telecom
Accounts Receivable	$63,764	$—
Prepaid Expense	$950	$—
Furniture and Equipment at Fair Market Value	$1,309	$—
Other Assets	$1,450	$—
Accounts Payable and Accrued Expenses, net of cash	$(23,870)	$—
License	$658,452	$—
Value of Options	$98,482	$—
Lease Obligations for Right to Use Assets	$113,035	$—

See accompanying notes to unaudited consolidated financial statements.

KONATEL, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION

KonaTel Nevada (as defined below) was organized under the laws of the State of Nevada on October 14, 2014, by its founder and then sole shareholder, D. Sean McEwen, to conduct the business of a full-service MVNO (“Mobile Virtual Network Operator”) provider that delivered cellular products and services to individual and business customers in various retail and wholesale markets.

KonaTel Inc., formerly known as Dala Petroleum Corp. (the “Company,” “we,” “our,” or “us” and words of similar import), and also formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation (“Westcott”). On December 18, 2017, we acquired KonaTel, Inc, a Nevada sub S-Corporation (“KonaTel Nevada”), in a merger with our acquisition subsidiary under which KonaTel Nevada became our wholly-owned subsidiary.

On December 31, 2018, we acquired Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron”), which is became our wholly-owned subsidiary on December 31, 2018. Apeiron was organized in 2013 and is an international hosted services CPaaS (“Communications Platform as a Service”) provider that designed, built, owns and operates its private core network, supporting a suite of real-time business communications services and Applications Programming Interfaces (“APIs”). As an Internet Telephony Service Provider (“ITSP”), Apeiron holds a Federal Communications Commission (“FCC”) numbering authority license. Some of Apeiron’s hosted services include SIP/VoIP services, SMS/MMS processing, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), number services, including mobile, toll free and DID landline numbers, SMS to Email services, Database Dip services, SD-WAN, voice termination and numerous API driven services including voice, messaging and network management.

On January 31, 2019, we acquired IM Telecom, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“Infiniti Mobile”), which became our wholly-owned subsidiary on that date. Infiniti Mobile is an FCC licensed ETC (“Eligible Telecommunications Carrier”) and is one of 22 FCC licensed carriers to hold an FCC approved Lifeline Compliance Plan in the United States. Under the Lifeline program, Infiniti Mobile is currently authorized to provide government subsidized mobile telecommunications services to eligible low-income Americans currently in seven states.

NOTE 2 – TRANSACTIONS

The following are significant transactions that impact the operations of the Company:

Apeiron Acquisition

On December 31, 2018, the Company purchased Apeiron, which became a wholly-owned subsidiary. The total purchase price was $2,450,000. The purchase included the issuance of 7,000,000 shares of the Company’s common stock in exchange for all the outstanding common shares of Apeiron common stock. The purchase price was derived and based on the fair market value of the 7,000,000 shares at the December 31, 2018, common stock price of $.35 per share. The acquisition provides the Company with expansion and diversification within the telecommunications industry. Apeiron Systems brings CPaaS and business networking services to the Company that have significant business in the wireless telecommunications industry. The combination allows the Company to share customers and provide bundled service integrations.

Infiniti Mobile Acquisition

On January 31, 2019, the Company completed the acquisition of Infiniti Mobile. The purchase price was $716,372 and included $100 in cash, advances to Infiniti Mobile for the period from the sales agreement dated February 5, 2018, until January 31, 2019, in the amount of $465,056, 500,000 incentive stock options valued at $98,452 and accounts receivables due to the Company in the amount of $152,764. The stock options were computed using the Black-Scholes-Merton pricing model using a stock price of $.20, a strike price of $.20, an expected term of three years, volatility of 278.00% and a risk-free discount rate of 2.43%.

The transaction was accounted for under the purchase method. The purchase price allocation to assets and liabilities assumed in the transaction was:

Cash	$14,318
Accounts Receivable	63,764
Prepaid Expenses and Deposits	2,400
Furniture and Equipment at Fair Value	1,309
License	658,452
Accounts Payable	(23,871)
Net Assets Acquired	$716,372

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the three months ended March 31, 2018 and 2017, as if Infiniti Mobile and Apeiron had been acquired on January 1, 2018:

	For the Three Months Ended March 31, 2019	For the Three Months Ended March 31, 2018
Net sales	$2,706,577	$3,241,739
Net loss	$(262,939)	(-415,823)
Net loss per share, basic and diluted	$(0.01)	$(0.01)

NOTE 3 – BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018.

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

Basis of Consolidation

The condensed consolidated financial statements include the Company and three (3) wholly-owned corporate subsidiaries, KonaTel Nevada, Apeiron and Infiniti Mobile. The condensed consolidated financial statements for the three-month period ended March 31, 2019, includes the Company and its three (3) wholly-owned corporate subsidiaries, KonaTel Nevada, Apeiron and Infiniti Mobile. The condensed consolidated balance sheet for year ended December 31, 2018, includes the Company and the wholly-owned corporate subsidiaries, KonaTel Nevada and Apeiron. The condensed consolidated statements of operations, cash flows, and stockholders’ equity for the three-month period ended March 31, 2018, include the Company and the wholly-owned corporate subsidiary, KonaTel Nevada. All significant intercompany transactions are eliminated.

Going Concern

As the Company did not generate net income during the three-month periods ended March 31, 2019, and 2018, the Company has been dependent upon equity financing to support its operations. The Company incurred losses of $297,793 and $528,027 for the three-month periods ended March 31, 2019, and 2018, respectively. The Company has had significant improvement in providing cash from the operations. Net cash provided by operating activities was $72,720 and used in operating activities was ($593,592) for the three-months ended March 31, 2019, and 2018, respectively. The accumulated deficit as of March 31, 2019, is $4,649,866.

The Company has ameliorated any substantial doubt issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; the acquisition of Apeiron and Infiniti Mobile; receiving cash investments through the private placement of shares of our common stock; and revenues from the growth of our Virtual ETC program, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings. Additionally, the Company also has two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to 60 days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

Net Loss Per Share

Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2019, and December 31, 2018, there are 4,750,000 and 4,325,000 potentially dilutive common shares, respectively. The dilutive common shares are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables, cash and cash equivalents.

All cash and cash equivalents and restricted cash and cash equivalents are held at high credit financial institutions. These deposits are generally insured under the FDIC’s deposit insurance coverage; however, from time to time, the deposit levels may exceed FDIC coverage levels. The Company also has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2019, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) from one customer in the amount of $136,639, or 15.3%. As of December 31, 2018, the Company had a significant concentration of receivables due from two customers in the amounts of $441,934, or 42.7%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular providers. For the three-month period ended March 31, 2019, the Company had one customer that accounted for $728,649, or 27.6%, and one cellular provider that accounted for $803,258, or 30.4%, of the total revenue.

Effect of Recent Accounting Pronouncements

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Early application is permitted. The Company has determined that adoption of the standard will begin January 1, 2019. The Company currently has four equipment operating leases and one Property lease; and the Property lease expires in April 2020. The Company has determined that this pronouncement will not have a material impact on the financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of March 31, 2019, and December 31, 2018:

	March 31, 2019	December 31, 2018
Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	101,638
Billing Software	217,163	217,163
Office Equipment	86,887	86,887
	453,946	452,638
Less: Accumulated Depreciation and Amortization	(327,831)	(320,615)
Property and equipment, net	$126,115	$132,023

Depreciation and amortization amounted to $7,216 and $12,243 for the three-month periods ended March 31, 2019, and March 31, 2018, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 5 – RIGHT-TO-USE ASSETS

Right-to-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 5.29% and 5.34%.

	March 31, 2019	December 31, 2018
Right-to-Use Assets	$113,035	$—
Less: Accumulated Depreciation	(18,140)	—
Right-to-Use, net	$94,895	$—

Depreciation amounted to $18,140 for the three-month period ended March 31, 2019. Depreciation expense is included as a component of operating expenses in the accompanying statements of operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of customer lists and software that were acquired through acquisitions:

	March 31, 2019	December 31, 2018

Customer Lists	$1,135,961	$1,135,961
Software	2,407,001	2,407,001
Less: Accumulated Amortization	(1,277,800)	(1,052,040)
Intangible Assets, net	$2,265,162	$2,490,922

Amortization expense amounted to $225,760 and $75,791 for the three-month periods ended March 31, 2019 and March 31, 2018, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Amortization expense is expected to be as follows:

2019	$660,495
2020	$802,334
2021	$802,333

Intangible Assets with indefinite useful life consist of a license granted by the FCC:

The License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The License was acquired through an acquisition. The fair market value of the License as of March 31, 2019, was $658,481.

NOTE 7 – LINES OF CREDIT

The Company has two lines of credit with a bank, which provide aggregate maximum borrowing availability of $1,050,000 as of March 31, 2019, and December 31, 2018. The lines of credit are payable on demand and bear interest at a variable rate with rate ranges from 7.5% to 8.0%. Outstanding advances under these line of credit arrangements amounted to $81,232 and $103,379 as of March 31, 2019, and December 31, 2018, respectively. The lines of credit mature on January 5, 2020, and February 14, 2020, respectively.

The lines are secured by the general assets of the Company and aggregate amounts drawn under the line of credit may be limited to a borrowing base, as defined. The revolving lines of credit are guaranteed by an officer of the Company.

NOTE 8 – LEASES

The Company has right-to-use assets through leases of property under three non-cancelable leases with terms in excess of one year. The current lease liabilities expire April 30, 2020, September 1, 2020, and December 1, 2021. Future lease liability payments under the terms of these leases are as follows:

2019	$53,970
2020	$31,373
2021	$10,175
Total	$95,518
Less Current Maturities	$72,443
Long Term Maturities	$23,075

The Company also leases two office spaces on a month-to-month basis. Total lease expense for the three-month period ended March 31, 2019, and March 31, 2018 amounted to $21,028 and $39,683, respectively.

NOTE 9 – AMOUNT DUE TO STOCKHOLDER

As of, March 31, 2019, and December 31, 2018, the Company’s principal shareholder, D. Sean McEwen was owed $63,588 and $91,152, respectively, for advances used for working capital under a note. The note bears a 10% per annum interest rate. The note matures on August 31, 2019.

During 2019, Joshua Ploude, CEO of Apeiron, advanced the Company $200,000. The amount was used to provide a vendor security deposit. The note bears a 10% per annum interest rate until May 1, 2019, at which time, will increase to 12% per annum. The note matures on July 10, 2019.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of March 31, 2019, there are no legal proceedings, except the following:

On August 28, 2018, we filed a claim in AAA Arbitration against a former employee, Saul Glosser.  We have alleged that Mr. Glosser failed to honor an indemnification clause that was material to our 2014 purchase of Glosser’s former company, Coast to Coast Cellular, Inc. doing business as “Coast2Coast Cellular”.   We believe our damages are in the $350,000 to $400,000 range.  Mr. Glosser’s defense to the claim is believed by our counsel to be tenuous; however, no assurance can be given that we will be successful in recovering any amounts from Mr. Glosser.  Our legal fees in this matter are being paid under one of our insurance policies. On, January 11, 2019, Mr. Glosser filed an employment claim against us, alleging that his July 2017 termination was not “for cause” and thus breached his employment agreement with us.  Glosser has claimed damages of approximately $80,000.  Our counsel believes we have strong defenses to Mr. Glosser’s employment claim. Both matters are consolidated at KonaTel, Inc. vs. Saul Glosser, Case No. 01-18-0003-2772, with the American Arbitration Association (International Center for Dispute Resolution). An arbitration hearing is currently scheduled for July 11-12, 2019, in Pittsburgh, Pennsylvania.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $63,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of March 31, 2019, and December 31, 2018. The letters of credit are not considered in the financial statements.

NOTE 11 – SEGMENT REPORTING

The Company operates within four reportable segments. The Company’s management evaluates performance and allocates resources based on the profit or loss from operations. Because the Company is a service business with very few physical assets, Management does not use total assets by segment to make decisions regarding operations, and therefore, the total assets disclosure by segment has not been included.

The reportable segments consist of Hosted Services, Mobile Services, Lifeline ETC (“Eligible Communications Carrier”), and Lifeline VETC (“Virtual Eligible Communications Carrier”).

Hosted Services – This segment includes a suite of hosted CPaaS (“Communications Platform as a Service”) services including SIP/VoIP services, SMS/MMS, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and numerous API driven services.  Apeiron developed, owns and supports its services through its dedicated national telecommunications network. Apeiron provides telecommunications services to application developers, call centers and small & medium size businesses. Apeiron markets these services through the Apeiron website, independent sales agents, ISOs (Independent Sales Organizations) and Social Media Optimization (“SCO”).

Mobile Services – This segment includes retail and wholesale cellular voice/text/data services and mobile data (IoT – “Internet of Things”) services. KonaTel consolidated its wholesale and retail services with Apeiron’s hosted CPaaS services, providing Apeiron with an expanded portfolio of mobile services to bundle with its existing services. Apeiron’s mobile voice/text/data and mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers.  A wireless communications service reseller does not own the wireless network infrastructure over which services are provided to its customers.  Apeiron’s mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided which can include, but is not limited to, phones, tablets, modems, routers and accessories. Apeiron primarily markets its mobile services through independent sales agents and ISOs via the “Apeiron” brand.  These agents and ISOs generally market to small and medium sized businesses throughout the United States.  This type of marketing is also considered B2B (“Business to Business”) sales.

Lifeline ETC – This segment operates under its own FCC approved Compliance Plan and FCC wireless ETC designation in seven states which currently include Georgia, Maryland, Nevada, Oklahoma, South Carolina, Vermont and Wisconsin.  IM Telecom, operating under its Infiniti Mobile brand, currently markets its Lifeline service through its Internet presence, its storefront in Tulsa, Oklahoma and through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states and depending on government requirements, we may only provide voice/text service with no mobile data.

Lifeline VETC – This segment operates under the license of another ETC.  We currently market our Lifeline VETC sales through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service. We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states and depending upon government requirements, we may only provide voice/text service with no mobile data.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Lifeline ETC	Lifeline VETC	Total
For the three-month period ended March 31, 2019
Revenue	$715,664	$726,188	$169,471	$1,028,973	$2,640,296
Net Loss	$177	$(222,215)	$(75,755)	$(157,173)	$(297,793)
Depreciation and amortization	$68,066	$69,067	$16,118	$97,865	$251,116
Additions to property and equipment	$—	$—	$—	$—	$—

For the three-month period ended March 31, 2018
Revenue	$—	$1,566,150	$—	$827,205	$2,393,355
Net Loss	$—	$(222,368)	$—	$(305,659)	$(528,027)
Depreciation and amortization	$—	$57,607	$—	$30,427	$88,034
Additions to property and equipment	$—	$—	$—	$—	$—

NOTE 12 – STOCKHOLDERS’ EQUITY

Common Stock

On March 8, 2018, the Company issued 4,750,000 shares of our common stock in a private placement to “accredited investors” at $0.20 per share for an aggregate amount of $950,000.

On April 13, 2018, the Company issued 1,000,000 shares in a private placement to “accredited investors” at $0.20 per share for an aggregate amount of $200,000, $100,000 of which was in cash and $100,000 of which was in settlement of an advance in that amount from this subscriber.

The Company also issue 750,000 shares private placement to “accredited investors” at $0.20 per share for an aggregate amount of $150,000.

Stock Compensation

The Company offers stock option outstanding equity awards to directors and key employees. Options vested in tranches and expire in five (5) years. During the three-months ended March 31, 2019, and 2018, the Company recorded vested options expense of $141,356 and $134,978, respectively. The option expense not taken as of March 31, 2019, is $743,519 with a weighted average term of 3.7 years.

The following table represents stock option activity as of and for the three-month period ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2018	4,325,000	$0.22	3.7	$—
Granted	500,000	$0.20	3.0
Exercised
Forfeited	75,000
Options Outstanding – March 31, 2019	4,750,000	$0.20	3.7	$95,000

Exercisable and Vested, March 31, 2019	2,375,000	$0.22	4.5	$1,375

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and no material subsequent events have occurred.

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

Overview of Current and Planned Business Operations

Our Hosted Services (“CPaaS or Communications Platform as a Service”) include SIP/VoIP services, SMS/MMS, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and numerous API driven services. Apeiron developed, owns and supports its services through its dedicated national telecommunications network. Apeiron provides telecommunications services to application developers, call centers and small & medium size businesses. Apeiron markets these services through the Apeiron website, independent sales agents, ISOs (Independent Sales Organizations) and Social Media Optimization (“SCO”).

Our Mobile Services include our retail and wholesale cellular voice/text/data services and mobile data (IoT – “Internet of Things”) services. We consolidated our wholesale and retail mobile services with Apeiron’s hosted CPaaS services, providing Apeiron with a bundled portfolio of mobile and hosted CPaaS services. Apeiron’s mobile voice/text/data and mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers.  A wireless communications service reseller does not own the wireless network infrastructure over which services are provided to its customers.  Apeiron’s mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided which can include, but is not limited to, phones, tablets, modems, routers and accessories. Apeiron primarily markets its mobile services through independent sales agents and ISOs via the “Apeiron” brand. These agents and ISOs generally market to small and medium sized businesses throughout the United States.  This type of marketing is also considered B2B (“Business to Business”) sales.

Our Lifeline ETC services operate under its own FCC approved Compliance Plan and FCC wireless ETC designation in seven (7) states which currently include Georgia, Maryland, Nevada, Oklahoma, South Carolina, Vermont, and Wisconsin.  IM Telecom, operating under its Infiniti Mobile brand, currently markets its Lifeline service through its internet presence, its storefront in Tulsa, Oklahoma, and through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states and depending on government requirements, we may only provide voice/text service with no mobile data.

Our Lifeline VETC operates under the license of another ETC.  We currently market our Lifeline VETC sales through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service. We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states and depending upon government requirements, we may only provide voice/text service with no mobile data.

Results of Operations

Comparison of the quarter ended March 31, 2019, to the quarter ended March 31, 2018

For the quarter ended March 31, 2019, we had $2,640,298 in revenues from operations compared to the quarter ended March 31, 2018, where we had $2,393,355 in revenue from operations. The cost of revenue for the quarter ended March 31, 2019, was $1,503,460, compared to $1,934,690 for the quarter ended March 31, 2018. We had a gross profit of $1,136,836 for the quarter ended March 31, 2019, and $458,665 for the quarter ended March 31, 2018.

For the quarter ended March 31, 2019, and the quarter ended March 31, 2018, total operating expenses were $1,423,926 and $973,869, respectively, for an increase of $450,057.

For the quarter ended March 31, 2019, non-operating expenses were interest income of $676 and interest expense of $11,379 compared to $4,281 other income and interest expense of $17,104 for the quarter ended March 31, 2018.

For the quarter ended March 31, 2019, we had net loss of $297,793. For the quarter ended March 31, 2018, we had a net loss of $528,027.

In comparing our Statements of Operations between the three-month periods ended March 31, 2019, and 2018, the Company continued the process of diversifying the service mix. Gross Revenue from Hosted Services and Lifeline ETC were new services added through acquisitions and accounted for 33.5% of the total gross revenue for the three months ended March 31, 2019. Mobile services showed a decline of 53.6% and Lifeline VETC showed an increase of 24.4% in gross revenue for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. Gross profit margin overall was 43.1% for the three months ended March 31, 2019, compared to 19.2% for the three months ended March 31, 2018. Hosted services and Lifeline ETC gross profit margin was 67.8% and 81.6%, respectively, for the three months ended March 31, 2019. Mobile services gross profit margin was 36.8% compared to 27.0% for the three months ended March 31, 2019, and 2018, respectively. Lifeline VETC gross profit margin was 23.9% compared to 4.3% for the three months ended March 31, 2019, and 2018, respectively.

Liquidity and Capital Resources

As of March 31, 2019, we have $219,709 in cash and cash equivalents on hand.

In comparing liquidity between the three-month periods ending March 31, 2019, and March 31, 2018, cash and short-term assets decreased by 0.38%. Cash increase and accounts receivable decrease accounted for the overall decrease. Liabilities and total overall debt showed an 12.8% increase in the three-month period ending March 31, 2019, when compared to March 31, 2018. Going forward, equity investment and growth of new services is expected to provide the liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) decreased to .63 as of March 31, 2019, compared to .70 as of December 31, 2018. Working capital decreased by 39.2%. The decreases were created due to a short-term borrowing from a stockholder.

As indicated in NOTE 11 of the Notes to the Consolidated Financial Statements and the Results of Operations, gross revenue has increased by 10.3% when comparing the three months ended March 31, 2019, and 2018. Gross profit increased 147.9%. This occurred as the Company began the diversification process. The revenue generated in the three-month period ended March 31, 2018, was becoming more difficult to maintain as the industry became more regulated, competitive, and volatile. Profit margin percentage increased by 124.7% as the services provided began to be diversified into more profitable areas.

Cash Flow from Operations

During the three months ended March 31, 2019, cash flow provided by operating activities was $72,720 and the three months ended March 31, 2018, cash flow used in operating activities was ($593,592), respectively. Cash flows used in operating activities were primarily attributable to the Company’s net loss of $528,027 for the quarter ended March 31, 2018.

Cash Flows from Investing Activities

During the three months ended March 31, 2019, and the three months ended March 31, 2018, cash flow (used) provided in investing activities was ($42,293) and ($114,314), respectively. The cash flow from investing activities for the three months ended March 31, 2019, were from proceeds from the asset purchase of Infiniti Mobile.

Cash Flows from Financing Activities

During the three months ended March 31, 2019, and the three months ended March 31, 2018, cash flow provided by financing activities was $132,772 and cash flow provided by financing activities was $976,673, respectively. The funds provided by financing were comprised $22,147 for repayment of revolving lines of credit, $17,517 principal payments on lease liabilities, $200,000 in advances from stockholder and $27,564 in repayments due to related party in 2019. The funds provided by financing were comprised of proceeds from issuance of common stock, $950,000, $100,000 in advances made by shareholder and repayments to shareholder of $73,327 for 2018.

Going Concern

As the Company did not generate net income during the three-month periods ended March 31, 2019, and 2018, the Company has been dependent upon equity financing to support its operations. The Company incurred losses of $297,793 and $528,027 for the three-month periods ended March 31, 2019, and 2018, respectively. The Company has had significant improvement in providing cash from the operations. Net cash provided by operating activities was $72,720 and used in operating activities was ($593,592) for the three-months ended March 31, 2019, and 2018, respectively. The accumulated deficit as of March 31, 2019, is $4,649,866.

The Company has ameliorated any substantial doubt issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; the acquisition of Apeiron and Infiniti Mobile; receiving cash investments through the private placement of shares of our common stock; and revenues from the growth of our Virtual ETC program, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings. Additionally, the Company also has two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to 60 days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the period ended March 31, 2019.

Critical Accounting Policies

Net Loss Per Share

Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2019, and December 31, 2018, there are 4,750,000 and 4,325,000 potentially dilutive common shares, respectively. The dilutive common shares are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables, cash, and cash equivalents.

All cash and cash equivalents and restricted cash and cash equivalents are held at high credit financial institutions. These deposits are generally insured under the FDIC’s deposit insurance coverage; however, from time to time, the deposit levels may exceed FDIC coverage levels. The Company also has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2019, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) from one customer in the amount of $136,639, or 15.3%. As of December 31, 2018, the Company had a significant concentration of receivables due from two customers in the amounts of $441,934, or 42.7%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular providers. For the three-month period ended March 31, 2019, the Company had one customer that accounted for $728,649, or 27.6% and one cellular provider that accounted for $803,258, or 30.4%, of the total revenue.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2019, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019. We lacked effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, documentation of related transactions, and other complex accounting procedures. We also lacked effective controls because our sole director was not independent.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Item 1A. Risk Factors, Part I, commencing on page 10, of the Company’s 10-K Annual Report for the fiscal year ended December 31, 2018, filed with the SEC on April 23, 2019, for a list of “risk factors,” which Annual Report can be accessed by Hyperlink in Part II, Item 6 hereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective January 31, 2019, we granted 500,000 options to Trevan Morrow. These options vest on May 1, 2019 and do not expire for a period of three years from vesting and are exersizable at $0.20 per share.

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

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2018, and filed with the SEC on April 23, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	May 21, 2019	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 21, 2019	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	May 21, 2019	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

