Form 10-Q
period 2019-06-30
KonaTel, Inc.
filed 2019-08-19
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

214-323-8410

(Registrant Telephone Number)

The Registrant does not have any securities registered pursuant to Section 12(b) of the Exchange Act.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☒
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

Our common stock is quoted on the OTC Markets Group, Inc. (“OTC Markets”) “OTC Pink Tier” under the symbol “KTEL.”

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	40,692,286 shares
Class	Outstanding as of August 19, 2019

References

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named “Dala Petroleum Corp.,” which is the Registrant; and our wholly-owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron”), and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“Infiniti Mobile”).

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

2

KONATEL, INC.

FORM 10-Q

JUNE 30, 2019

PART I - FINANCIAL STATEMENTS

JUNE 30, 2019

Item 1. Financial Statements.

KonaTel, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$201,291	$56,510
Accounts Receivable, net	729,016	1,035,273
Note Receivable	16,666	66,667
Inventory, Net	1,858	1,085
Prepaid Expenses	5,160	7,354
Total Current Assets	953,991	1,166,889

Fixed Asset
Property and Equipment, Net	118,900	132,023
Right to Use Assets, Net	76,754	—
Total Fixed Assets	195,654	132,023

Other Assets
Intangible Assets, Net	2,663,658	2,490,922
Advances for Acquisition Target	—	561,309
Other Assets	253,348	57,266
Total Other Assets	2,917,006	3,109,497

Total Assets	$4,066,651	$4,408,409

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,266,014	$1,265,080
Amount Due to Stockholder	233,806	91,152
Revolving Line of Credit	58,674	103,379
Lease Liabilities	60,260	—
Deferred Revenue	44,276	69,988
Income Tax Payable	108,941	108,941
Customer Deposits	65,274	28,854
Total Current Liabilities	1,837,245	1,667,394

Long Term Liabilities
Lease Liabilities	17,508	—
Deferred Tax Liability	10,700	10,700
Total Long Term Liabilities	28,208	10,700
Total Liabilities	1,865,453	1,678,094

Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 40,692,286 outstanding and issued at June 30, 2019 and December 31, 2018	40,692	40,692
Additional Paid In Capital	7,414,595	7,041,696
Accumulated Deficit	(5,254,089)	(4,352,073)
Total Stockholders' Equity	2,201,198	2,730,315

Total Liabilities and Stockholders’ Equity	$4,066,651	$4,408,409

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$2,266,368	$2,744,349	$4,906,666	$5,137,704
Cost of Revenue	1,680,233	2,654,302	3,318,897	4,588,991

Gross Profit	586,135	90,047	1,587,769	548,713

Operating Expenses
Payroll and Related Expenses	473,440	420,526	942,541	813,239
Operating and Maintenance	380,892	249,117	809,037	574,047
Bad Debt	—	—	—	15,210
Utilities and Facilities	5,008	45,774	59,773	105,507
Depreciation and Amortization	269,257	56,555	502,231	144,590
General and Administrative	36,432	20,288	78,334	37,924
Marketing and Advertising	6,104	16,811	21,469	37,289
Taxes and Insurance	22,618	48,200	69,893	103,335
Total Operating Expenses	1,193,751	857,271	2,483,278	1,831,141

Operating Loss	(607,616)	(767,224)	(895,509)	(1,282,428)

Other Income and Expense
Interest Income	664	20	1,341	—
Other Income	14,836	—	14,836	4,281
Interest Expense	(12,733)	(6,760)	(22,684)	(23,844)
Total Other Income and Expenses	2,767	(6,740)	(6,507)	(19,563)

Net Loss	$(604,849)	$(773,964)	$(902,016)	$(1,301,991)

Net loss per share (basic and diluted)	$(0.01)	$(0.02)	$(0.02)	$(0.04)
Weighted Average Number of Basic and Diluted Shares	40,692,286	32,766,462	40,692,286	30,650,850

See accompanying notes to unaudited condensed consolidated financial statements.

KONATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balances as of January 1, 2019	40,692,286	$40,692	$7,041,696	$(4,352,073)	$2,730,315
Value of Options Issued as Part of IM Telecom Acquisition			98,482		98,482
Stock Based Compensation			274,417		274,417
Net Loss				(902,016)	(902,016)

Balances as of June 30, 2019	40,692,286	40,692	$7,414,595	$(5,254,089)	$2,201,198

Balances as of April 1 2019	40,692,286	$40,692	$7,281,534	$(4,649,866)	$2,672,360
Value of Options Issued as Part of IM Telecom Acquisition
Stock Based Compensation			133,061		133,061
Net Loss				(604,849)	(604,849)

Balances as of June 30, 2019	40,692,286	$40,692	$7,414,595	$(5,254,089)	$2,201,198

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balances as of January 1, 2018	27,192,286	$27,192	$2,703,033	$(3,190,874)	$(460,649)
Issuance of Common Stock	5,750,000	5,750	1,144,250		1,150,000
Stock Based Compensation			292,451		292,451
Net Loss				(1,301,991)	(1,301,991)

Balances as of June 30, 2018	32,942,286	$32,942	$4,139,734	$(4,492,865)	$(320,189)

Balances as of April 1, 2018	31,942,286	$31,942	$3,783,261	$(3,718,901)	$96,302
Issuance of Common Stock	1,000,000	1,000	199,000		200,000
Stock Based Compensation			157,473		157,473
Net Loss				(773,964)	(773,964)

Balances as of June 30, 2018	32,942,286	$32,942	$4,139,734	$(4,492,865)	$(320,189)

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed - Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net Loss	$(902,016)	$(1,301,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	502,231	144,590
Bad Debt	—	15,210
Stock-based Compensation	274,417	292,451
Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	370,021	(369,845)
Notes Receivable	50,001	—
Inventory	(773)	10,975
Prepaid Expenses	4,594	(159,749)
Accounts Payable and Accrued Expenses	(22,938)	336,393
Deferred Revenue	(25,712)	18,265
Customer Deposits	36,420	—
Other Assets	(196,082)	70
Net cash provided by (used in) operating activities	90,163	(1,013,631)

Cash Flows from Investing Activities
Cash Received in Acquisition of IM Telecom	14,318	—
Asset Purchase of IM Telecom	(22,382)	—
Net cash used in investing activities	(8,064)	—

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	1,150,000
Repayment of Revolving Lines of Credit	(44,705)	—
Principal Payments on Lease Liabilities	(35,266)
Advances made by Stockholder	200,000	100,000
Repayments of amounts due to Stockholder	(57,346)	(183,328)
Net cash provided by financing activities	62,683	1,066,672

Net Change in cash	144,782	53,041

Cash - Beginning of Year	56,510	94,149
Cash - End of Period	$201,292	$147,190

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$16,179	$17,240
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Lease Obligations for Right to Use Assets	$80,837	$—

Asset Purchase of IM Telecom
Accounts Receivable	$63,764
Prepaid Expense	$2,400
Furniture and Equipment at Fair Market Value	$1,308
Accounts Payable and Accrued Expenses, net of cash	$(23,872)
License	$624,255
Value of Options	$98,482

See accompanying notes to unaudited condensed consolidated financial statements.

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

KonaTel Inc., formerly known as “Dala Petroleum Corp.” (the “Company,” “we,” “our,” or “us” and words of similar import), and also formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation (“Westcott”). On December 18, 2017, we acquired KonaTel, Inc, a Nevada sub S-Corporation (“KonaTel Nevada”), in a merger with our acquisition subsidiary under which KonaTel Nevada became our wholly-owned subsidiary.

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

Infiniti Mobile Acquisition

On January 31, 2019, the Company completed the acquisition of Infiniti Mobile. The purchase price was $682,173 and included $100 in cash, advances to Infiniti Mobile for the period from the sales agreement dated February 5, 2018, until January 31, 2019, in the amount of $465,056, 500,000 incentive stock options valued at $98,452 and accounts receivables due to the Company in the amount of $152,764. The stock options were computed using the Black-Scholes-Merton pricing model using a stock price of $.20, a strike price of $.20, an expected term of three years, volatility of 278.00% and a risk-free discount rate of 2.43%.

The transaction was accounted for under the purchase method. The purchase price allocation to assets and liabilities assumed in the transaction was:

Cash	$14,318
Accounts Receivable	63,764
Prepaid Expenses and Deposits	2,400
Furniture and Equipment at Fair Value	1,308
License	624,255
Accounts Payable	(23,872)
Net Assets Acquired	$682,173

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the six months ended June 30, 2019 and 2018, as if Infiniti Mobile and Apeiron had been acquired on January 1, 2018:

	For the Three Months Ended June 30, 2019	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2019	For the Six Months Ended June 30, 2018
Net sales	$2,266,368	$2,744,249	$4,972,947	$6,945,815
Net loss	$(604,849)	$(773,964)	$(936,870)	$(1,017,615)
Net loss per share, basic and diluted	$(0.01)	$(.02)	$(0.02)	$(0.02)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include the allowance for doubtful receivables, allowance for inventory obsolescence, the estimated useful lives of property and equipment, software, licenses, and customer lists. Actual results could differ from those estimates.

Basis of Consolidation

The condensed consolidated financial statements include the Company and three (3) wholly-owned corporate subsidiaries, KonaTel Nevada, Apeiron and Infiniti Mobile. The condensed consolidated financial statements for the three-month and six-month period ended June 30, 2019, includes the Company and its three (3) wholly-owned corporate subsidiaries, KonaTel Nevada, Apeiron and Infiniti Mobile. The condensed consolidated balance sheet for year ended December 31, 2018, includes the Company and the wholly-owned corporate subsidiaries, KonaTel Nevada and Apeiron. The condensed consolidated statements of operations, cash flows, and stockholders’ equity for the six-month period ended June 30, 2018, include the Company and the wholly-owned corporate subsidiary, KonaTel Nevada. All significant intercompany transactions are eliminated.

Going Concern

As the Company did not generate net income during the six-month periods ended June 30, 2019, and 2018, the Company has been dependent upon equity financing to support its operations. The Company incurred losses of $902,016 and $1,301,991 for the six-month periods ended June 30, 2019, and 2018, respectively. The Company has had significant improvement in providing cash from the operations. Net cash provided by operating activities was $90,162 and used in operating activities was ($1,031,631) for the six-months ended June 30, 2019, and 2018, respectively. The accumulated deficit as of June 30, 2019, is $5,254,089.

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

Net Loss Per Share

Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2019, and December 31, 2018, there are 4,775,000 and 4,325,000 potentially dilutive common shares from stock options, respectively. The dilutive common shares are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables, cash and cash equivalents.

All cash and cash equivalents and restricted cash and cash equivalents are held at high credit financial institutions. These deposits are generally insured under the FDIC’s deposit insurance coverage; however, from time to time, the deposit levels may exceed FDIC coverage levels. The Company also has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2019, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) from one customer in the amount of $104,133, or 14.3%. As of December 31, 2018, the Company had a significant concentration of receivables due from two customers in the amounts of $441,934, or 42.7%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular providers. For the six-month period ended June 30, 2019, the Company had one customer that accounted for $1,346,791, or 27.4%, and one cellular provider that accounted for $1,232,155, or 25.1%, of the total revenue. For the three-month period ended June 30, 2019, the Company had one customer that accounted for $618,142, or 27.2%, and one cellular provider that accounted for $428,627, or 18.9%.

Effect of Recent Accounting Pronouncements

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Early application is permitted. The Company has determined that adoption of the standard will begin January 1, 2019. The Company currently has four equipment operating leases and one Property lease; and the Property lease expires in April 2020. . See NOTE 5 for the impact of implementation.

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

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of June 30, 2019, and December 31, 2018:

	June 30, 2019	December 31, 2018
Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	101,638
Billing Software	217,163	217,163
Office Equipment	86,887	86,887
	453,946	452,638
Less: Accumulated Depreciation and Amortization	(335,047)	(320,615)
Property and equipment, net	$118,899	$132,023

Depreciation and amortization amounted to $14,432 and $14,433 for the six-month periods ended June 30, 2019, and 2018, respectively; and $7,216 and $2,190 for the three-month periods ended June 30, 2019 and 2018, respectively.. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 5 – RIGHT-TO-USE ASSETS

Right-to-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 5.29% and 5.34%.

	June 30, 2019	December 31, 2018
Right-to-Use Assets	$113,035	$—
Less: Accumulated Depreciation	(36,281)	—
Right-to-Use, net	$76,754	$—

Depreciation amounted to $36,281 for the six-month period ended June 30, 2019, and $18,141 for the three-month period ended June 30, 2019. Depreciation expense is included as a component of operating expenses in the accompanying statements of operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions:

	June 30, 2019	December 31, 2018
Customer Lists	$1,135,961	$1,135,961
Software	2,407,001	2,407,001
License	624,255
Less: Accumulated Amortization	(1,503,559)	(1,052,040)
Intangible Assets, net	$2,663,658	$2,490,922

Amortization expense amounted to $451,519 and $130,156 for the six-month periods ended June 30, 2019, and 2018, respectively; and $225,759 and $54,365 for the three-month periods ended June 30, 2019, and 2018, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Amortization expense is expected to be as follows:

2019	$434,736
2020	$802,334
2021	$802,333

Intangible Assets with indefinite useful life consist of a license granted by the FCC:

The License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The License was acquired through an acquisition. The fair market value of the License as of June 30, 2019, was $624,255.

NOTE 7 – LINES OF CREDIT

The Company has two lines of credit with a bank which provide aggregate maximum borrowing availability of $1,050,000 as of June 30, 2019, and December 31, 2018. The lines of credit are payable on demand and bear interest at a variable rate with rate ranges from 7.5% to 8.0%. Outstanding advances under these line of credit arrangements amounted to $58,675 and $103,379 as of June 30, 2019, and December 31, 2018, respectively. The lines of credit mature on January 5, 2020, and February 14, 2020. The amount available on the lines of credit at June 30, 2019 was $991,325.

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

NOTE 8 – LEASES

The Company has right-to-use assets through leases of property under three non-cancelable leases with terms in excess of one year. The current lease liabilities expire April 30, 2020, September 1, 2020, and December 1, 2021. Future lease liability payments under the terms of these leases are as follows:

2019	$36,220
2020	$31,373
2021	$10,175
Total	$77,768
Less Current Maturities	$60,260
Long Term Maturities	$17,508

The Company also leases two office spaces on a month-to-month basis. Total lease expense for the six-month period ended June 30, 2019 and 2018 amounted to $42,816 and $83,581, respectively. Total lease expense for the three-month period ended June 30, 2019, and 2018, amounted to $21,788 and $43,898, respectively.

NOTE 9 – AMOUNT DUE TO STOCKHOLDER

As of, June 30, 2019, and December 31, 2018, the Company’s principal shareholder, D. Sean McEwen, was owed $32,291 and $91,152, respectively, for advances used for working capital under a note. The note bears a 10% per annum interest rate. The note matures on August 31, 2019.

During 2019, Joshua Ploude, CEO of Apeiron, advanced the Company $200,000. The amount was used to provide a vendor security deposit. The note bears a 10% per annum interest rate until May 1, 2019, at which time, the interest will increase to 12% per annum. The note was to mature on July 10, 2019, but has been extended 12 months to July 10, 2020.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2019, there are no legal proceedings, except the following:

On August 28, 2018, we filed a claim in AAA Arbitration against a former employee, Saul Glosser.  We have alleged that Mr. Glosser failed to honor an indemnification clause that was material to our 2014 purchase of Glosser’s former company, Coast to Coast Cellular, Inc. doing business as “Coast2Coast Cellular”.   We believe our damages are in the $350,000 to $400,000 range.  Mr. Glosser’s defense to the claim is believed by our counsel to be tenuous; however, no assurance can be given that we will be successful in recovering any amounts from Mr. Glosser.  Our legal fees in this matter are being paid under one of our insurance policies. On, January 11, 2019, Mr. Glosser filed an employment claim against us, alleging that his July 2017 termination was not “for cause” and thus breached his employment agreement with us.  Glosser has claimed damages of approximately $80,000.  Our counsel believes we have strong defenses to Mr. Glosser’s employment claim. Both matters are consolidated at KonaTel, Inc. vs. Saul Glosser, Case No. 01-18-0003-2772, with the American Arbitration Association (International Center for Dispute Resolution). An arbitration hearing occurred on July 11-12, 2019, in Pittsburgh, Pennsylvania. A decision is expected in mid-September 2019.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $63,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of June 30, 2019, and December 31, 2018. The letters of credit are not considered in the financial statements.

Regulatory Determinations

On May 17, 2019, Infiniti Mobile was notified by the United States Administrative Company (“USAC”) of an over-payment of Universal Service Fund reimbursements in the amount of $168,677. On July 25, 2019, the Company entered into a Letter of Acknowledgement with the Federal Communications Commission requesting a 24-month payment plan regarding the repayment of the over-payment amount. The FCC decision regarding the payment plan is expected in October 2019. As of June 30, 2019, the Company’s counsel advised that the liability for this over-payment could potentially lie with the previous ownership of Infiniti Mobile, and therefore, no contingency was recorded.

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

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Lifeline ETC	Lifeline VETC	Total

For the six-month period ended June 30, 2019
Revenue	$1,575,228	$1,347,719	$366,107	$1,617,612	$4,906,666

Net Loss	$(353,511)	$(137,665)	$(125,231)	$(285,609)	$(902,016)

Depreciation and amortization	$428,588	$38,239	$12,352	$23,052	$502,231
Additions to property and equipment	$—	$—	$—	$—	$—

For the three-month period ended June 30, 2019
Revenue	$859,564	$640,512	$171,873	$594,419	$2,266,368

Net Loss	$(269,032)	$(54,331)	$(128,223)	$(153,264)	$(604,849)

Depreciation and amortization	$218,319	$16,545	$20,754	$13,639	$269,257
Additions to property and equipment	$—	$—	$—	$—	$—

For the six-month period ended June 30, 2018
Revenue	$—	$2,784,250	$—	$2,353,454	$5,137,704

Net Loss	$—	$(202,033)	$—	$(1,099,958)	$(1,301,991)

Depreciation and amortization	$—	$115,140	$—	$29,450	$144,590
Additions to property and equipment	$—	$—	$—	$—	$—

For the three-month period ended June 30, 2018
Revenue	$—	$1,218,100	$—	$1,526,249	$2,744,349

Net Loss	$—	$(5,886)	$—	$(768,078)	$(773,964)

Depreciation and amortization	$—	$52,542	$—	$4,013	$56,555
Additions to property and equipment	$—	$—	$—	$—	$—

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

The Company also issued 750,000 shares private placement to “accredited investors” at $0.20 per share for an aggregate amount of $150,000.

Stock Compensation

The Company offers stock option outstanding equity awards to directors and key employees. Options vested in tranches and expire in five (5) years. During the six-months ended June 30, 2019 and 2018, the Company recorded vested options expense of $274,417 and $292,451, respectively. During the three-months ended June 30, 2019, and 2018, the Company recorded vested options expense of $133,061 and $157,473, respectively. The option expense not taken as of June 30, 2019, is $876,580, with a weighted average term of 3.4 years.

The stock options valuation as of June 30, 2019, was computed using the Black-Scholes-Merton pricing model using a stock price of $.15, a strike price of $.33, an expected term of five years, volatility of 278.00% and a risk-free discount rate of 2.75%. The stock options valuation as of December 31, 2018 was computed using the Black-Scholes-Merton pricing model using a stock price of $.30, a strike price of $.22, an expected term of five years, volatility of 331.63% and a risk-free discount rate of 2.70%.

The following table represents stock option activity as of and for the six-month period ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2018	4,325,000	$0.22	3.4	$—
Granted	500,000	$0.20	2.6
Exercised
Forfeited	(75,000)
Options Outstanding – June 30, 2019	4,750,000	$0.21	3.4	$—

Exercisable and Vested, June 30, 2019	3,200,000	$0.21	4.5	$—

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and with the exception of the following, no material subsequent events have occurred:

On May 17, 2019, Infiniti Mobile was notified by the United States Administrative Company (“USAC”) of an over-payment of Universal Service Fund reimbursements in the amount of $168,677. On July 25, 2019, the Company entered into a Letter of Acknowledgement with the Federal Communications Commission requesting a 24-month payment plan regarding the repayment of the over-payment amount. The FCC decision regarding the payment plan is expected in October 2019. As of June 30, 2019, the Company’s counsel advised that the liability for this over-payment could potentially lie with the previous ownership of Infiniti Mobile, and therefore, no contingency has been recorded. See NOTE 10.

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

Results of Operations

Comparison of the quarter ended June 30, 2019, to the quarter ended June 30, 2018

For the quarter ended June 30, 2019, we had $2,266,368 in revenues from operations compared to the quarter ended June 30, 2018, where we had $2,744,349 in revenue from operations. The cost of revenue for the quarter ended June 30, 2019, was $1,680,233, compared to $2,654,302 for the quarter ended June 30, 2018. We had a gross profit of $586,135 for the quarter ended June 30, 2019, and $90,047 for the quarter ended June 30, 2018.

For the quarter ended June 30, 2019, and the quarter ended June 30, 2018, total operating expenses were $1,193,751 and $857,271, respectively, for an increase of $336,480.

For the quarter ended June 30, 2019, non-operating expenses were interest income of $664, other income of $14,836, and interest expense of $12,733, compared to $20 interest income and interest expense of $6,760 for the quarter ended June 30, 2018.

For the quarter ended June 30, 2019, we had net loss of $604,849. For the quarter ended June 30, 2018, we had a net loss of $773,964.

In comparing our Statements of Operations between the three-month periods ended June 30, 2019, and 2018, the Company continued the process of diversifying the service mix. Gross Revenue from Hosted Services and Lifeline ETC were new services added through acquisitions and accounted for 45.6% of the total gross revenue for the three months ended June 30, 2019. Mobile services showed a decline of 77.0%, and Lifeline VETC showed a decrease of 66.7% in gross revenue for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. Gross profit margin overall was 25.9% for the three months ended June 30, 2019, compared to 3.3% for the three months ended June 30, 2018. Hosted services and Lifeline ETC gross profit margin was 23.7% and 55.0%, respectively, for the three months ended June 30, 2019. Mobile services gross profit margin was 24.6% compared to 31.0% for the three months ended June 30, 2019, and 2018, respectively. Lifeline VETC gross profit margin was 21.7% compared to a decrease of 18.8% for the three months ended June 30, 2019, and 2018, respectively.

Liquidity and Capital Resources

As of June 30, 2019, we have $201,291 in cash and cash equivalents on hand.

In comparing liquidity between the three-month periods ending June 30, 2019, and June 30, 2018, cash and short-term assets decreased by 38.2%. Cash increase and accounts receivable decrease accounted for the overall decrease. Liabilities and total overall debt showed a 10.7% decrease in the three-month period ending June 30, 2019, when compared to June 30, 2018. Going forward, equity investment and growth of new services is expected to provide the liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) decreased to .52 as of June 30, 2019, compared to .70 as of December 31, 2018. Working capital decreased by 39.2%. The decreases were created due to a short-term borrowing from a stockholder.

Cash Flow from Operations

During the six months ended June 30, 2019, cash flow provided by operating activities was $90,163, and for the three months ended June 30, 2018, cash flow used in operating activities was ($1,013,631), respectively. Cash flows used in operating activities were primarily attributable to the Company’s net loss of $1,301,991 for the six months ended June 30, 2018.

Cash Flows from Investing Activities

During the six months ended June 30, 2019, and the six months ended June 30, 2018, cash flow (used) provided in investing activities was ($8,064) and $0, respectively. The cash flow from investing activities for the six months ended June 30, 2019, were from the asset purchase of Infiniti Mobile.

Cash Flows from Financing Activities

During the six months ended June 30, 2019, and the six months ended June 30, 2018, cash flow provided by financing activities was $62,683 and $1,066,672, respectively. The funds provided by financing were comprised $44,705 for repayment of revolving lines of credit, $35,266 principal payments on lease liabilities, $200,000 in advances from stockholder and $57,346 in repayments due to stockholder for the six months ended June 30, 2019. The funds provided by financing were comprised of proceeds from issuance of common stock, $1,150,000, $100,000 in advances made by stockholder and repayments to stockholder of $183,328 for the six months ended June 30, 2018.

Going Concern

As the Company did not generate net income during the six-month periods ended June 30, 2019, and 2018, the Company has been dependent upon equity financing to support its operations. The Company incurred losses of $902,016 and $1,301,991 for the six-month periods ended June 30, 2019, and 2018, respectively. The Company has had significant improvement in providing cash from the operations. Net cash provided by operating activities was $90,162 and used in operating activities was ($1,031,631) for the six-months ended June 30, 2019, and 2018, respectively. The accumulated deficit as of June 30, 2019, is $5,254,089.

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

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the period ended June 30, 2019.

Critical Accounting Policies

Net Loss Per Share

Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2019, and December 31, 2018, there are 4,775,000 and 4,325,000 potentially dilutive common shares, respectively. The dilutive common shares are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables, cash, and cash equivalents.

All cash and cash equivalents and restricted cash and cash equivalents are held at high credit financial institutions. These deposits are generally insured under the FDIC’s deposit insurance coverage; however, from time to time, the deposit levels may exceed FDIC coverage levels. The Company also has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2019, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) from one customer in the amount of $104,133, or 14.3%. As of December 31, 2018, the Company had a significant concentration of receivables due from two customers in the amounts of $441,934, or 42.7%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular providers. For the six-month period ended June 30, 2019, the Company had one customer that accounted for $1,346,791, or 27.4%, and one cellular provider that accounted for $1,232,155, or 25.1%, of the total revenue.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2019, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate as of June 30, 2019. During this period we achieved effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, documentation of related transactions, and other complex accounting procedures. These control improvements were achieved through the implementation of a Vice President of Finance function and additional segregation of duties and responsibilities as well as multi-level review procedures to validate accounts and financial results. The Company also currently has two independent directors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KonaTel, Inc.

Date:	August 19, 2019	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 19, 2019	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	August 19, 2019	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

