Form 10-Q
period 2019-09-30
KonaTel, Inc.
filed 2019-11-19
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Our common stock is quoted on the OTC Markets Group, Inc. (“OTC Markets”) “OTC Pink Tier” under the symbol “KTEL.”

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	40,692,286 shares
Class	Outstanding as of November 18, 2019

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

3

KONATEL, INC.

FORM 10-Q

SEPTEMBER 30, 2019

PART I - FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current Assets
Cash and Cash Equivalents	$139,637	$56,510
Accounts Receivable, net	720,158	1,035,273
Note Receivable	—	66,667
Inventory, Net	1,562	1,085
Prepaid Expenses	3,677	7,354
Total Current Assets	865,034	1,166,889

Fixed Asset
Property and Equipment, Net	111,682	132,023
Right to Use Assets, Net	58,614	—
Total Fixed Assets	170,296	132,023

Other Assets
Intangible Assets, Net	2,508,089	2,490,922
Advances for Acquisition Target	—	561,309
Other Assets	257,740	57,266
Total Other Assets	2,765,829	3,109,497
Total Assets	$3,801,159	$4,408,409

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,417,543	$1,265,080
Amount Due to Stockholder	204,344	91,152
Revolving Line of Credit	35,683	103,379
Lease Liabilities	42,271	—
Deferred Revenue	42,867	69,988
Income Tax Payable	87,800	108,941
Customer Deposits	29,988	28,854
Total Current Liabilities	1,860,496	1,667,394

Long Term Liabilities
Lease Liabilities	17,508	—
Deferred Tax Liability	10,700	10,700
Total Long Term Liabilities	28,208	10,700
Total Liabilities	1,888,704	1,678,094

Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 40,692,286 outstanding and issued at September 30, 2019, and December 31, 2018	40,692	40,692
Additional Paid In Capital	7,301,658	7,041,696
Accumulated Deficit	(5,429,895)	(4,352,073)
Total Stockholders’ Equity	1,912,455	2,730,315
Total Liabilities and Stockholders’ Equity	$3,801,159	$4,408,409

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$2,346,975	$2,453,514	$7,253,641	$7,591,218
Cost of Revenue	1,517,834	1,892,988	4,836,732	6,481,979

Gross Profit	829,141	560,526	2,416,909	1,109,239

Operating Expenses
Payroll and Related Expenses	461,331	336,660	1,403,872	1,120,388
Operating and Maintenance	225,252	332,718	1,034,287	936,212
Bad Debt	3,300	—	3,300	15,210
Utilities and Facilities	21,066	41,883	80,839	147,389
Depreciation and Amortization	251,117	61,582	753,350	206,172
General and Administrative	13,306	26,560	91,639	64,485
Marketing and Advertising	2,550	4,995	24,020	42,284
Taxes and Insurance	15,615	21,437	85,508	124,771
Total Operating Expenses	993,537	825,835	3,476,815	2,656,911

Operating Loss	(164,396)	(265,309)	(1,059,906)	(1,547,672)

Other Income and Expense
Interest Income	221	456	1,562	4,757
Other Income	—	318,257	14,836	318,257
Interest Expense	(11,631)	(7,087)	(34,314)	(30,951)
Total Other Income and Expenses	(11,410)	311,626	(17,916)	292,063

Net Profit (Loss)	$(175,805)	$46,317	$(1,077,822)	$(1,255,609)

Net loss per share	$(0.00)	$0.00	$(0.03)	$(0.04)
Weighted Average Number of Basic and Diluted Shares	40,692,286	32,942,286	40,692,286	31,423,055

See accompanying notes to unaudited condensed consolidated financial statements.

KONATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2019	40,692,286	$40,692	$7,041,696	$(4,352,073)	$2,730,315
Stock Based Compensation			259,962		259,962
Net Loss				(1,077,822)	(1,077,822)

Balances as of September 30, 2019	40,692,286	$40,692	$7,301,658	$(5,429,895)	$1,912,455

Balances as of July 1, 2019	40,692,286	$40,692	$7,414,595	$(5,254,089)	$2,201,198
Cancellation of Stock Options			(98,482)		(98,482)
Stock Based Compensation			(14,455)		(14,455)
Net Loss				(175,806)	(175,806)

Balances as of September 30, 2019	40,692,286	$40,692	$7,301,658	$(5,429,895)	$1,912,455

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2018	27,192,286	$27,192	$2,703,033	$(3,190,873)	$(460,648)
Issuance of Common Stock	5,750,000	5,750	1,144,250		1,150,000
Stock Based Compensation			454,434		454,434
Net Loss				(1,255,609)	(1,255,609)

Balances as of September 30, 2018	32,942,286	$32,942	$4,301,717	$(4,446,482)	$(111,823)

Balances as of July 1, 2018	32,942,286	$32,942	$4,139,734	$(4,492,799)	$(320,123)
Issuance of Common Stock					—
Stock Based Compensation			161,983		161,983
Net Profit				46,317	46,317

Balances as of September 30, 2018	32,942,286	$32,942	$4,301,717	$(4,446,482)	$(111,823)

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(1,077,822)	$(1,255,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	753,350	206,172
Bad Debt	3,300	15,210
Stock-based Compensation	259,962	454,434
Gain on Sale of Business Component	—	(318,257)

Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	375,579	(391,445)
Inventory	(477)	39,246
Prepaid Expenses	6,077	(229,749)
Accounts Payable and Accrued Expenses	(61,226)	140,998
Deferred Revenue	(27,121)	36,305
Customer Deposits	1,134	—
Other Assets	(200,474)	506
Net cash provided by (used in) operating activities	32,282	(1,302,189)

Cash Flows from Investing Activities
Cash Received in Acquisition of IM Telecom	14,318	—
Notes Receivable from Sale of Business Component	66,667	8,333
Proceeds from Sale of Business Component	—	226,043
Asset Purchase of IM Telecom	(22,382)	—
Net cash provided by (used in) investing activities	58,603	234,376

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	1,150,000
Repayment of Revolving Lines of Credit	(67,696)	—
Principal Payments on Lease Liabilities	(53,254)
Advances made by Stockholder	200,000	100,000
Repayments of amounts due to Related Party	(86,808)	(213,328)
Net cash provided by (used in) financing activities	(7,758)	1,036,672

Net Change in Cash	83,127	(31,141)
Cash - Beginning of Year	56,510	94,149
Cash - End of Period	$139,637	$63,008

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$29,920	$20,359
Lease Obligations for Right to Use Assets	$59,658	$—
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Asset Purchase of IM Telecom
Accounts Receivable	$63,764
Prepaid Expense	$2,400
Furniture and Equipment at Fair Market Value	$1,308
Accounts Payable and Accrued Expenses, net of cash	$(192,548)
License	$694,447
Sale of Business Component
Notes Receivable		$(100,000)
Accounts Payable and Accrued Expenses, net of cash		$3,819

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

On December 31, 2018, we acquired Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron”), which became our wholly-owned subsidiary on December 31, 2018. Apeiron was organized in 2013 and is an international hosted services CPaaS (“Communications Platform as a Service”) provider that designed, built, owns and operates its private core network, supporting a suite of real-time business communications services and Applications Programming Interfaces (“APIs”). As an Internet Telephony Service Provider (“ITSP”), Apeiron holds a Federal Communications Commission (“FCC”) numbering authority license. Some of Apeiron’s hosted services include SIP/VoIP services, SMS/MMS processing, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), number services, including mobile, toll free and DID landline numbers, SMS to Email services, Database Dip services, SD-WAN, voice termination and numerous API driven services including voice, messaging and network management.

On January 31, 2019, we acquired IM Telecom, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“Infiniti Mobile”), which became our wholly-owned subsidiary on that date. Infiniti Mobile is an FCC licensed ETC (“Eligible Telecommunications Carrier”) and is one of 22 FCC licensed carriers to hold an FCC approved Lifeline Compliance Plan in the United States. Under the Lifeline program, Infiniti Mobile is currently authorized to provide government subsidized mobile telecommunications services to eligible low-income Americans currently in eight states.

NOTE 2 – TRANSACTIONS

The following are significant transactions that impact the operations of the Company:

Apeiron Acquisition

On December 31, 2018, the Company purchased Apeiron, which became a wholly-owned subsidiary. The total purchase price was $2,450,000. The purchase included the issuance of 7,000,000 shares of the Company’s common stock in exchange for all the outstanding common shares of Apeiron common stock. The purchase price was derived and based on the fair market value of the 7,000,000 shares at the December 31, 2018, common stock price of $0.35 per share. The acquisition provides the Company with expansion and diversification within the telecommunications industry. Apeiron brings CPaaS and business networking services to the Company that have significant business in the wireless telecommunications industry. The combination allows the Company to share customers and provide bundled service integrations.

Infiniti Mobile Acquisition

On January 31, 2019, the Company completed the acquisition of Infiniti Mobile. The purchase price was $752,366 and included $100 in cash, advances to Infiniti Mobile for the period from the sales agreement dated February 5, 2018, until January 31, 2019, in the amount of $465,056, USAC over-payment settlement of $168,277 and accounts receivables due to the Company in the amount of $152,764.

The transaction was accounted for under the purchase method. The purchase price allocation to assets and liabilities assumed in the transaction was:

Cash	$14,318
Accounts Receivable	63,764
Prepaid Expenses and Deposits	2,400
Furniture and Equipment at Fair Value	1,309
License	694,447
Accounts Payable	(192,548)
Net Assets Acquired	$583,690

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the three and nine months ended September 30, 2019, and 2018 respectively, as if Infiniti Mobile and Apeiron had been acquired on January 1, 2018:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2019	For the Nine Months Ended September 30, 2018
Net Sales	$2,346,975	$3,279,615	$7,317,859	$10,225,430
Net Profit (Loss)	$(175,805)	$89,147	$(1,043,590)	$(928,468)
Net profit (loss) per share, basic and diluted	$(0.00)	$0.00	$(0.03)	$(0.03)

NOTE 3 – BASIS OF PRESENTATION

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2018.

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

Basis of Consolidation

The condensed consolidated financial statements include the Company and three (3) wholly-owned corporate subsidiaries, KonaTel Nevada, Apeiron and Infiniti Mobile. The condensed consolidated financial statements for the nine-month period ended September 30, 2019, include the Company and its three (3) wholly-owned corporate subsidiaries, KonaTel Nevada, Apeiron and Infiniti Mobile (February through September). The condensed consolidated balance sheet for year ended December 31, 2018, includes the Company and the wholly-owned corporate subsidiaries, KonaTel Nevada and Apeiron. The condensed consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for the nine-month period ended September 30, 2018, include the Company and the wholly owned corporate subsidiary, KonaTel Nevada. All significant intercompany transactions are eliminated.

Going Concern

As the Company did not generate net income during the nine-month periods ended September 30, 2019, and 2018, the Company has been dependent upon equity financing to support its operations. The Company incurred losses of $1,077,822 and $1,255,609 for the nine-month periods ended September 30, 2019, and 2018, respectively. The Company has had significant improvement in providing cash from the operations. Net cash provided by operating activities was $32,282 and used in operating activities was ($1,302,189) for the nine-months ended September 30, 2019, and 2018, respectively. The accumulated deficit as of September 30, 2019, is $5,429,895.

The Company has ameliorated any substantial doubt issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017, including: the acquisition of Apeiron and Infiniti Mobile; receiving cash investments through the private placement of shares of our common stock; and revenues from the growth of our Virtual ETC program, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings. Additionally, the Company also has two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to 60 days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

Net Loss Per Share

Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2019, and December 31, 2018, there are 4,575,000 and 4,325,000 potentially dilutive common shares, respectively. The dilutive common shares are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables, cash and cash equivalents.

All cash and cash equivalents and restricted cash and cash equivalents are held at high credit financial institutions. These deposits are generally insured under the FDIC’s deposit insurance coverage; however, from time to time, the deposit levels may exceed FDIC coverage levels. The Company also has a concentration of risk with respect to trade receivables from customers and cellular providers. As of September 30, 2019, the Company had no significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables). As of December 31, 2018, the Company had a significant concentration of receivables due from two customers in the amounts of $441,934, or 42.7%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular providers. For the nine-month period ended September 30, 2019, the Company had one customer that accounted for $1,810,875, or 25.0% and one cellular provider that accounted for $2,028,814, or 28.0%, of the total revenue. For the three-month period ended September 30, 2019, the Company had one customer that accounted for $634,668, or 27.0% and one cellular provider that accounted for $612,092, or 26.1% of the total revenue.

Effect of Recent Accounting Pronouncements

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing transactions. Early application is permitted. The Company has determined that adoption of the standard will begin January 1, 2019. The Company currently has four equipment operating leases and one Property lease; and the Property lease expires in April 2020. The Company has determined that this pronouncement will not have a material impact on the financial statements (see NOTE 5).

The Company has evaluated all other recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statement.

Emerging Growth Company

The Company is an emerging growth company and has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of September 30, 2019, and December 31, 2018:

	September 30, 2019	December 31, 2018
Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	101,638
Billing Software	217,163	217,163
Office Equipment	86,887	86,887
	453,946	452,638
Less: Accumulated Depreciation and Amortization	(342,264)	(320,615)
Property and equipment, net	$111,682	$132,023

Depreciation and amortization expense amounted to $21,649 and $21,649 for the nine-month periods ended September 30, 2019, and 2018 and $7,217 and $7,216 for the three-month periods ended September 30, 2019, and 2018, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 5 – RIGHT-TO-USE ASSETS

Right-to-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 5.29% and 5.34%.

	September 30, 2019	December 31, 2018
Right-to-Use Assets	$113,035	$—
Less: Accumulated Depreciation	(54,421)	—
Right-to-Use, net	$58,614	$—

Depreciation amounted to $54,421 for the nine-month period and $18,140 for the three-month period ended September 30, 2019. Depreciation expense is included as a component of operating expenses in the accompanying statements of operations.

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions:

	September 30, 2019	December 31, 2018
Customer Lists	$1,135,961	$1,135,961
Software	2,407,001	2,407,001
License	694,447	—
Less: Accumulated Amortization	(1,729,320)	(1,052,040)
Intangible Assets, net	$2,508,089	$2,490,922

Amortization expense amounted to $677,280 and $151,059 for the nine-month periods ended September 30, 2019, and 2018 and $225,761 and $20,903 for the three-month periods ended September 30, 2019, and 2018, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Amortization expense is expected to be as follows:

12

2019	$208,976
2020	$802,334
2021	$802,333

Intangible Assets with indefinite useful life consist of a license granted by the FCC:

The License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The License was acquired through an acquisition. The fair market value of the License as of September 30, 2019, was $624,255.

NOTE 7 – LINES OF CREDIT

The Company has two lines of credit with a bank which provide aggregate maximum borrowing availability of $1,050,000 as of September 30, 2019, and December 31, 2018. The lines of credit are payable on demand and bear interest at a variable rate with rate ranges from 7.5% to 8.0%. Outstanding advances under these line of credit arrangements amounted to $35,683 and $103,379 as of September 30, 2019, and December 31, 2018, respectively. The lines of credit mature on January 5, 2020, and February 14, 2020.

The lines are secured by the general assets of the Company and aggregate amounts drawn under the lines of credit may be limited to a borrowing base, as defined. The revolving lines of credit are guaranteed by an officer of the Company.

NOTE 8 – LEASES

The Company has right-to-use assets through leases of property under three non-cancelable leases with terms in excess of one year. The current lease liabilities expire April 30, 2020, September 1, 2020, and December 1, 2021. Future lease liability payments under the terms of these leases are as follows:

2019	$18,110
2020	$31,373
2021	$10,175
Total	$59,658
Less Current Maturities	$42,150
Long Term Maturities	$17,508

The Company also leases two office spaces on a month-to-month basis. Total lease expense for the nine-month periods ended September 30, 2019, and 2018 amounted to $52,592 and $110,023 and $15,392 and $33,677 for the three-month periods ended September 30, 2019, and 2018, respectively.

NOTE 9 – AMOUNT DUE TO STOCKHOLDER

As of September 30, 2019, and December 31, 2018, the Company’s principal shareholder, D. Sean McEwen was owed $4,344 and $91,152, respectively, for advances used for working capital under a note. The note bears a 10% per annum interest rate. The note matures on November 30, 2019.

During 2019, Joshua Ploude, CEO of Apeiron, advanced the Company $200,000. The amount was used to provide a vendor security deposit. The note bears a 10% per annum interest rate until May 1, 2019, at which time, will increase to 12% per annum. The note had an original maturity date of July 10, 2019. The loan has been extended without a defined maturity end date.

NOTE 10 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of September 30, 2019, there are no legal proceedings, except the following:

On August 28, 2018, we filed a claim in AAA Arbitration against a former employee, Saul Glosser. In August 2019, the Company won an arbitration award (ratified by the court) from Mr. Glosser in the amount of $362,871 ($357,914 plus arbitrator compensation of

$4,957). The award has been deemed final as Mr. Glosser has not preserved any outstanding issues for review. At this time collectability is yet to be determined, and therefore the award is not currently reflected in the balance sheet.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $63,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of September 30, 2019, and December 31, 2018. The letters of credit are not considered in the financial statements.

Regulatory Determinations

On May 17, 2019, Infiniti Mobile was notified by the United States Administrative Company (“USAC”) of an over-payment of Universal Service Fund reimbursements in the amount of $168,677. On July 25, 2019, the Company entered into a Letter of Acknowledgement with the FCC and requested a 24-month payment plan regarding the repayment of the over-payment amounts. The FCC decision regarding the payment plan request is pending and is expected before December 31, 2019. As required by the Letter of Acknowledgement requirements, Infiniti Mobile has made a good faith down payment in the amount of 10% of the total over-payment and continues to make regular monthly payments of 1/24th of the outstanding balance pending payment plan approval. The over-payment amount was recorded as a current acquisition expense.

The Company entered into a Settlement Agreement with the former owner of Infiniti Mobile regarding this matter, effective September 4, 2019, which was the date of delivery of the fully executed Settlement Agreement that was dated August 22, 2019, and filed with the SEC on September 4, 2019. Under the Settlement Agreement, and as part of the previous owner’s obligations to indemnify and hold the Company harmless from any liability arising from the breach of any representations and warranties in the initial Purchase and Sale Agreement dated February 5, 2019 (the “PSMI”), and filed with the SEC on February 6, 2019, which included this liability, the vested $0.20 per share 500,000 share incentive stock option grant that was awarded to the previous owner at the closing of the PSMI was cancelled and deemed null and void, and the previous owner was released from any liability for the $168,677 over-payment. All of the other terms and conditions of the PSMI remain in full force and effect, including the continuing indemnification provisions regarding all other representations and warranties.

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

Hosted Services – This segment includes a suite of hosted CPaaS (“Communications Platform as a Service”) services including SIP/VoIP services, SMS/MMS, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and numerous API driven services.  Apeiron developed, owns and supports its services through its dedicated national telecommunications network. Apeiron provides telecommunications services to application developers, call centers and small and medium size businesses. Apeiron markets these services through the Apeiron website, independent sales agents, ISOs (Independent Sales Organizations) and Social Media Optimization (“SCO”).

Mobile Services – This segment includes retail and wholesale cellular voice/text/data services and mobile data (IoT or “Internet of Things”) services. KonaTel consolidated its wholesale and retail services with Apeiron’s hosted CPaaS services, providing Apeiron with an expanded portfolio of mobile services to bundle with its existing services. Apeiron’s mobile voice/text/data and mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers.  A wireless communications service reseller does not own the wireless network infrastructure over which services are provided to its customers.  Apeiron’s mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided which can include, but is not limited to, phones, tablets, modems, routers and accessories. Apeiron primarily markets its mobile services through independent sales agents and ISOs via the “Apeiron” brand.  These agents and ISOs generally market to small and medium sized businesses throughout the United States.  This type of marketing is also considered B2B (“Business to Business”) sales.

Lifeline ETC – This segment operates under its own FCC approved Compliance Plan and FCC wireless ETC designation in eight states which currently include Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont and Wisconsin.  IM Telecom, operating under its Infiniti Mobile brand, currently markets its Lifeline service through its Internet presence, its storefront in Tulsa, Oklahoma and through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states and depending on government requirements, we may only provide voice/text service with no mobile data.

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

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Lifeline ETC	Lifeline VETC	Total
For the nine-month period ended September 30, 2019
Revenue	$2,450,483	$1,943,318	$506,931	$2,352,909	$7,253,641
Net Loss	$(215,291)	$144,955	$(462,519)	$(544,967)	$(1,077,822)
Depreciation and amortization	$428,060	$269,712	$34,705	$20,872	$753,350
Additions to property and equipment	$—	$—	$—	$—	$—

For the three-month period ended September 30, 2019
Revenue	$875,256	$600,553	$276,073	$595,093	$2,346,975
Net Loss	$46,816	$(93,308)	$21,819	$(151,133)	$(175,806)
Depreciation and amortization	$199,586	$19,711	$1,507	$30,313	$251,117
Additions to property and equipment	$—	$—	$—	$—	$—

For the nine-month period ended September 30, 2018
Revenue	$—	$3,929,840	$—	$3,661,378	$7,591,218
Net Loss	$—	$(676,925)	$—	$(578,684)	$(1,255,609)
Depreciation and amortization	$—	$115,140	$—	$91,032	$206,172
Additions to property and equipment	$—	$—	$—	$—	$—

For the three-month period ended September 30, 2018
Revenue	$—	$945,764	$—	$1,507,750	$2,453,514
Net Profit (Loss)	$—	$(254,292)	$—	$300,609	$46,317
Depreciation and amortization	$—	$52,542	$—	$9,040	$61,582
Additions to property and equipment	$—	$—	$—	$—	$—

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

Stock Compensation

The Company offers stock option equity awards to directors and key employees. Options vested in tranches and expire in five (5) years. During the nine-months ended September 30, 2019, and 2018, the Company recorded vested options expense of $141,804 and $454,434, respectively. The option expense not taken as of September 30, 2019, is $743,967, with a weighted average term of 3.1 years.

The following table represents stock option activity as of and for the three-month period ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2018	4,325,000	$0.20	3.1	$—
Granted	500,000	$0.20	2.3
Exercised
Forfeited	1,550,000
Options Outstanding – September 30, 2019	3,275,000	$0.19	3.2	$—

Exercisable and Vested, September 30, 2019	2,925,250	$0.19	3.1	$—

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and no material subsequent events have occurred.

Effective October 15, 2019 (though executed October 17, 2019), the Company and Charles L. Schneider, Jr., the CEO of our wholly-owned subsidiary, KonaTel Nevada, and the President and CEO of our wholly-owned subsidiary, Infiniti Mobile, executed and delivered a Severance Agreement and Release (the “Severance Agreement”). In connection with the execution and delivery of the Severance Agreement, the parties also executed and delivered the following additional agreements: (i) various assignments to Mr. Schneider regarding the Company’s reseller agreement with Standup Wireless; (ii) an Amended Incentive Stock Option Agreement; and (iii) an Independent Contractor Agreement.

Pursuant to the Severance Agreement, Mr. Schneider’s Employment Agreement with the Company dated July 1, 2016, was terminated. The Company agreed to pay his salary (16,667 per month) and benefits through December 31, 2019; allowed him to retain his laptop, monitors, keyboard/mouse and printer; and assigned him certain Company contract rights as a reseller of Lifeline services for StandUp Wireless, another Lifeline provider, which he agreed to assume. The Company had determined that it was no longer interested in acting as a distributor of Lifeline services for StandUp Wireless and intended to focus its efforts on distributing Lifeline service under its own FCC Lifeline license. Additionally, the parties agreed that 500,000 of the 1,500,000 incentive stock options held by Mr. Schneider had vested; that the remaining 1,000,000 incentive stock options that he had been granted were void; and the Amended Incentive Stock Option Agreement was revised to include a customary “cashless” exercise feature for the 500,000 vested options. A Lock-Up/Leak-Out Agreement (the “LULO Agreement”) was also executed and delivered by the Company and Mr. Schneider, which provides for a Lock-Up Period of six (6) months from the exercise of the option to purchase any shares underlying the vested options; and an eighteen (18) month Leak-Out Period thereafter by which he is limited to the resale of shares of common stock acquired in any such exercise (including shares currently owned or hereafter acquired) to the greater of (i) (5%) of the total shares of the Company publicly traded on any nationally recognized medium of a stature no less than the Pink OTC Markets, Inc. (the “OTC Pink Tier”) of the OTC Markets Group, Inc. (the “OTC Markets”) over the previous ten (10) trading days, or (ii) one percent (1%) of the total outstanding shares of the Company as reported in the Company’s most recently filed SEC report or registration statement in the Edgar Archives of the SEC, divided by thirteen (13) weeks.

Pursuant to the Independent Contractor Agreement (the “ICA”) entered into with the Company, Mr. Schneider has agreed to assist the Company in having its wholly-owned subsidiary, Infiniti Mobile, being granted its request for Eligible Telecommunications Carrier (“ETC”) status from the California Public Utilities Commission (“CPUC”) to distribute Lifeline cellular phone service within the State of California. In the event that the Company is successful in this process, Mr. Schneider will be granted a one (1) year Warrant with a customary “cashless” exercise feature to purchase 250,000 shares of the Company’s common stock at an exercise price to be determined on the date of any such approval. The ICA has a term of one (1) year and may be extended by the parties yearly. The LULO Agreement is applicable to any shares that may be acquired under any such Warrant, with the eighteen (18) month term commencing on the exercise of any such Warrant that may be issued. Mr. Schneider has more than thirty (30) year experience in the telecommunications industry should be invaluable to the Company in this process.

These agreements also contained customary representations and warranties, confidentiality provisions and non-disparagement provisions, as may have been applicable, among other customary terms and conditions

The Company also granted the Vice President of Operations of Infiniti Mobile and the Vice President of Finance stock options under its Form of Incentive Stock Option Agreement and incentive stock option plan, 300,000 options to each at an exercise price of $0.15 per share, which is the current public market price for the common stock of the Company on the OTC Pink Tier, with 100,000 shares each vesting on December 31, 2019, and with the remainder vesting at the rate of 100,000 shares each on December 31, 2020, and 2021.

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

Overview of Current and Planned Business Operations

Our Hosted Services (“CPaaS or Communications Platform as a Service”) include SIP/VoIP services, SMS/MMS, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and numerous API driven services. Apeiron developed, owns and supports its services through its dedicated national telecommunications network. Apeiron provides telecommunications services to application developers, call centers and small and medium size businesses. Apeiron markets these services through the Apeiron website, independent sales agents, ISOs (Independent Sales Organizations) and Social Media Optimization (“SCO”).

Our Mobile Services include our retail and wholesale cellular voice/text/data services and mobile data (IoT or “Internet of Things”) services. We consolidated our wholesale and retail mobile services with Apeiron’s hosted CPaaS services, providing Apeiron with a bundled portfolio of mobile and hosted CPaaS services. Apeiron’s mobile voice/text/data and mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers.  A wireless communications service reseller does not own the wireless network infrastructure over which services are provided to its customers.  Apeiron’s mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided which can include, but is not limited to, phones, tablets, modems, routers and accessories. Apeiron primarily markets its mobile services through independent sales agents and ISOs via the “Apeiron” brand. These agents and ISOs generally market to small and medium sized businesses throughout the United States.  This type of marketing is also considered B2B (“Business to Business”) sales.

Our Lifeline ETC services operate under its own FCC approved Compliance Plan and FCC wireless ETC designation in eight states which currently include Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont and Wisconsin.  IM Telecom, operating under its Infiniti Mobile brand, currently markets its Lifeline service through its internet presence, its storefront in Tulsa, Oklahoma, and through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states and depending on government requirements, we may only provide voice/text service with no mobile data.

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

Results of Operations

Comparison of the quarter ended September 30, 2019, to the quarter ended September 30, 2018

For the quarter ended September 30, 2019, we had $2,346,975 in revenues from operations compared to the quarter ended September 30, 2018, where we had $2,453,514 in revenue from operations. The cost of revenue for the quarter ended September 30, 2019, was $1,517,834, compared to $1,892,988 for the quarter ended September 30, 2018. We had a gross profit of $829,141 for the quarter ended September 30, 2019, and $560,526 for the quarter ended September 30, 2018.

For the quarter ended September 30, 2019, and the quarter ended September 30, 2018, total operating expenses were $993,536 and $825,835, respectively, for an increase of $167,701.

For the quarter ended September 30, 2019, non-operating expenses were interest income of $221 and interest expense of $11,631, compared to $456 interest income, other income (gain on sale of business component) of $318,257, and interest expense of $7,087 for the quarter ended September 30, 2018.

For the quarter ended September 30, 2019, we had net loss of $175,805. For the quarter ended September 30, 2018, we had a net profit of $46,317.

In comparing our Statements of Operations between the three-month periods ended September 30, 2019, and 2018, the Company continued the process of diversifying the service mix. Gross Revenue from Hosted Services and Lifeline ETC were new services added through acquisitions and accounted for 49.1% of the total gross revenue for the three months ended September 30, 2019. Mobile services showed a decline of 36.5%, and Lifeline VETC showed a decrease of 60.5% in gross revenue for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. Gross profit margin overall was 35.3% for the three months ended September 30, 2019, compared to 22.8% for the three months ended September 30, 2018. Hosted services and Lifeline ETC gross profit margin was 47.2% and 63.7%, respectively, for the three months ended September 30, 2019. Mobile services gross profit margin was 21.0% compared to (5.90%) for the three months ended September 30, 2019, and 2018, respectively. Lifeline VETC gross profit margin was 19.0% compared to 40.9% for the three months ended September 30, 2019, and 2018, respectively.

Comparison of the nine months ended September 30, 2019, to the nine months ended September 30, 2018

For the nine months ended September 30, 2019, we had $7,253,641 in revenues from operations compared to the nine months ended September 30, 2018, where we had $7,591,218 in revenue from operations. The cost of revenue for the nine months ended September 30, 2019, was $4,836,732, compared to $6,481,979 for the nine months ended September 30, 2018. We had a gross profit of $2,416,909 for the nine months ended September 30, 2019, and $1,109,239 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, and the nine months ended September 30, 2018, total operating expenses were $3,476,815 and $2,656,911, respectively, for an increase of $819,904.

For the nine months ended September 30, 2019, non-operating expenses were interest income of $1,562, other income of $14,836 and interest expense of $34,314, compared to $4,757 interest income, other income (gain on sale of business component) of $318,257, and interest expense of $30,951 for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, we had net loss of $1,077,822. For the nine months ended September 30, 2018, we had a net loss of $1,255,609.

In comparing our Statements of Operations between the nine-month periods ended September 30, 2019, and 2018, the Company continued the process of diversifying the service mix. Gross Revenue from Hosted Services and Lifeline ETC were new services added through acquisitions and accounted for 40.8% of the total gross revenue for the nine months ended September 30, 2019. Mobile services showed a decline of 50.5%, and Lifeline VETC showed a decrease of 35.7% in gross revenue for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. Gross profit margin overall was 33.3% for the nine months ended September 30, 2019, compared to 14.6% for the nine months ended September 30, 2018. Hosted services and Lifeline ETC gross profit margin was 38.3% and 58.0%, respectively, for the nine months ended September 30, 2019. Mobile services gross profit margin was 28.6% compared to 13.9% for the nine months ended September 30, 2019, and 2018, respectively. Lifeline VETC gross profit margin was 26.7% compared to 15.4% for the nine months ended September 30, 2019, and 2018, respectively.

Liquidity and Capital Resources

As of September 30, 2019, we have $139,637 in cash and cash equivalents on hand.

In comparing liquidity between the three-month periods ending September 30, 2019, and September 30, 2018, cash and short-term assets decreased by 32.5%. Accounts receivable decrease accounted for the overall decrease. Liabilities and total overall debt showed a 0.6% increase in the three-month period ending September 30, 2019, when compared to September 30, 2018. Going forward, equity investment and growth of new services is expected to provide the liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) decreased to .46 as of September 30, 2019, compared to .70 as of December 31, 2018. Working capital decreased by 98.9%. The decreases were created due decreases in accounts receivable and to a short-term borrowing from a stockholder.

Cash Flow from Operations

During the nine months ended September 30, 2019, cash flow provided by operating activities was $32,282, and for the nine months ended September 30, 2018, cash flow used in operating activities was ($1,302,189). Cash flows used in operating activities were primarily attributable to the Company’s net loss of $1,255,609 for the nine months ended September 30, 2018.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, and the nine months ended September 30, 2018, cash flow provided by investing activities was $58,603 and $226,043, respectively. The cash flow from investing activities for the nine months ended September 30, 2019, were from the asset purchase of Infiniti Mobile and payment from a note receivable created in the sale of a business component. The cash flow from investing activities for the nine months ended September 30, 2018, was derived from the sale of a business component.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, and the nine months ended September 30, 2018, cash flow provided by (used in) financing activities was ($7,758) and $1,036,672, respectively. The funds provided by financing were comprised of $67,696 for repayment of revolving lines of credit, $53,254 principal payments on lease liabilities, $200,000 in advances from stockholder and $86,808 in repayments due to a stockholder for the nine months ended September 30, 2019. The funds provided by financing were comprised of proceeds from issuance of common stock, $1,150,000, $100,000 in advances made by stockholder and repayments to a stockholder of $213,328 for the nine months ended September 30, 2018.

Going Concern

As the Company did not generate net income during the nine-month periods ended September 30, 2019, and 2018, the Company has been dependent upon equity financing to support its operations. The Company incurred losses of $1,128,616 and $1,255,609 for the nine-month periods ended September 30, 2019, and 2018, respectively. The Company has had significant improvement in providing cash from the operations. Net cash provided by operating activities was $32,282 and used in operating activities was ($1,293,856) for the nine-months ended September 30, 2019, and 2018, respectively. The accumulated deficit as of September 30, 2019, is $5,429,895.

The Company has ameliorated any substantial doubt issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017, including: the acquisition of Apeiron and Infiniti Mobile; receiving cash investments through the private placement of shares of our common stock; and cost reductions in Apeiron and VETC, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings. Additionally, the Company also has two options to finance our mobile phone equipment purchases whereby multiple equipment suppliers provide us short term credit terms of up to 60 days on mobile phone purchases and a bank line of credit for purchases of select mobile phones.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the period ended September 30, 2019.

Critical Accounting Policies

Net Loss Per Share

Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2019, and December 31, 2018, there are 2,925,250 and 4,325,000 potentially dilutive common shares, respectively. The dilutive common shares are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables, cash, and cash equivalents.

All cash and cash equivalents and restricted cash and cash equivalents are held at high credit financial institutions. These deposits are generally insured under the FDIC’s deposit insurance coverage; however, from time to time, the deposit levels may exceed FDIC coverage levels. The Company also has a concentration of risk with respect to trade receivables from customers and cellular providers. As of September 30, 2019, the Company had no significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables). As of December 31, 2018, the Company had a significant concentration of receivables due from two customers in the amounts of $441,934, or 42.7%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular providers. For the nine-month period ended September 30, 2019, the Company had one customer that accounted for $1,810,875, or 25.0% and one cellular provider that accounted for $2,028,814, or 28.0%, of the total revenue. For the three-month period ended September 30, 2019, the Company had one customer that accounted for $634,668, or 27.0% and one cellular provider that accounted for $612,092, or 26.1% of the total revenue.

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

Item 4.  Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2019, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate as of September 30, 2019. During this period, we achieved effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, documentation of related transactions, and other complex accounting procedures. These control improvements were achieved through the implementation of a Vice President of Finance function and additional segregation of duties and responsibilities as well as multi-level review procedures to validate accounts and financial results. The Company also currently has two independent directors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Not required; however, see Item 1A. Risk Factors, Part I, commencing on page 10, of the Company’s 10-K Annual Report for the fiscal year ended December 31, 2018, filed with the SEC on April 23, 2019, for a list of “Risk Factors,” which Annual Report can be accessed by Hyperlink in Part II, Item 6 hereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; not applicable.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(1)       Effective October 15, 2019 (though executed October 17, 2019), the Company and Charles L. Schneider, Jr., the CEO of our wholly-owned subsidiary, KonaTel Nevada, and the President and CEO of our wholly-owned subsidiary, Infiniti Mobile, executed and delivered a Severance Agreement and Release (the “Severance Agreement”). In connection with the execution and delivery of the Severance Agreement, the parties also executed and delivered the following additional agreements: (i) various assignments to Mr. Schneider regarding the Company’s reseller agreement with Standup Wireless; (ii) an Amended Incentive Stock Option Agreement; and (iii) an Independent Contractor Agreement.

Pursuant to the Severance Agreement, Mr. Schneider’s Employment Agreement with the Company dated July 1, 2016, was terminated. The Company agreed to pay his salary (16,667 per month) and benefits through December 31, 2019; allowed him to retain his laptop, monitors, keyboard/mouse and printer; and assigned him certain Company contract rights as a reseller of Lifeline services for StandUp Wireless, another Lifeline provider, which he agreed to assume. The Company had determined that it was no longer interested in acting as a distributor of Lifeline services for StandUp Wireless and intended to focus its efforts on distributing Lifeline service under its own FCC Lifeline license. Additionally, the parties agreed that 500,000 of the 1,500,000 incentive stock options held by Mr. Schneider had vested; that the remaining 1,000,000 incentive stock options that he had been granted were void; and the Amended Incentive Stock Option Agreement was revised to include a customary “cashless” exercise feature for the 500,000 vested options. A Lock-Up/Leak-Out Agreement (the “LULO Agreement”) was also executed and delivered by the Company and Mr. Schneider, which provides for a Lock-Up Period of six (6) months from the exercise of the option to purchase any shares underlying the vested options; and an eighteen (18) month Leak-Out Period thereafter by which he is limited to the resale of shares of common stock acquired in any such exercise (including shares currently owned or hereafter acquired) to the greater of (i) (5%) of the total shares of the Company publicly traded on any nationally recognized medium of a stature no less than the Pink OTC Markets, Inc. (the “OTC Pink Tier”) of the OTC Markets Group, Inc. (the “OTC Markets”) over the previous ten (10) trading days, or (ii) one percent (1%) of the total outstanding shares of the Company as reported in the Company’s most recently filed SEC report or registration statement in the Edgar Archives of the SEC, divided by thirteen (13) weeks.

Pursuant to the Independent Contractor Agreement (the “ICA”) entered into with the Company, Mr. Schneider has agreed to assist the Company in having its wholly-owned subsidiary, Infiniti Mobile, being granted its request for Eligible Telecommunications Carrier (“ETC”) status from the California Public Utilities Commission (“CPUC”) to distribute Lifeline cellular phone service within the State of California. In the event that the Company is successful in this process, Mr. Schneider will be granted a one (1) year Warrant with a customary “cashless” exercise feature to purchase 250,000 shares of the Company’s common stock at an exercise price to be determined on the date of any such approval. The ICA has a term of one (1) year and may be extended by the parties yearly. The LULO Agreement is applicable to any shares that may be acquired under any such Warrant, with the eighteen (18) month term commencing on the exercise of any such Warrant that may be issued. Mr. Schneider has more than thirty (30) year experience in the telecommunications industry should be invaluable to the Company in this process.

These agreements also contained customary representations and warranties, confidentiality provisions and non-disparagement provisions, as may have been applicable, among other customary terms and conditions

(2)       Effective October 24, 2019, the Company granted the Vice President of Operations of Infiniti Mobile and the Vice President of Finance stock options under its Form of Incentive Stock Option Agreement and incentive stock option plan, 300,000 options to each at an exercise price of $0.15 per share, which is the current public market price for the common stock of the Company on the OTC Pink Tier, with 100,000 shares each vesting on December 31, 2019, and with the remainder vesting at the rate of 100,000 shares each on December 31, 2020, and 2021.

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

KonaTel, Inc.

Date:	November 19, 2019	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 19, 2019	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	November 19, 2019	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

