Form 10-K
period 2019-12-31
KonaTel, Inc.
filed 2020-05-12
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2019

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

1

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

On June 30, 2019, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $1,896,343, based upon 12,942,286 shares of the Registrant’s common stock being currently owned by such persons, and based upon the closing price of the common stock of the Registrant on the OTC Markets Group Inc. (“OTC Markets”) “OTC Pink Tier” (“KTEL”) of $0.15 per share on June 28, 2019.

As of December 31, 2019, March 31, 2020, and May 11, 2020, the Registrant had 40,692,286 shares of its common stock, $0.001 par value, issued and outstanding.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named Dala Petroleum Corp., which is the Registrant, and our wholly-owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), Apeiron Systems, Inc., a Nevada corporation (“Apeiron Systems”), and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (sometimes called “IM Telecom”).

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

CAUTIONARY STATEMENT

Summaries of all agreements or other documents referenced herein and attached hereto by Hyperlink in Part IV, Item 15, or otherwise, do not purport to be all inclusive of the terms, conditions and other provisions of such agreements or documents, and accordingly, all such summaries are modified in their entirety to the referenced and attached respective agreement or document in Part IV, Item 15.

2

3

PART I

ITEM 1.  BUSINESS

Corporate History and Business Development

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

We changed our name to “Dala Petroleum Corp.” on August 29, 2014; and then to “KonaTel, Inc.” on February 5, 2018, following the closing of two respective mergers that are discussed below.

On March 11, 2000, our Board of Directors began the process of re-entering the development stage, and on June 2, 2014, we and our newly formed and wholly-owned acquisition subsidiary, Dala Acquisition Corp., a Nevada corporation (“Dala Acquisition”), and Dala Petroleum Corp., a Nevada corporation (“Dala Nevada”), completed an Agreement and Plan of Merger (the “Dala Merger Agreement”) under which Dala Nevada became our wholly-owned subsidiary on the closing of the merger (the “Dala Merger”). Dala Nevada was wholly-owned by Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”). Approximately $2,225,000 was raised in connection with the closing of the Dala Merger for planned development of the 300 oil and gas leases acquired in north central Kansas under the Dala Merger, with the total leased acreage amounting to approximately 80,000 acres, more or less. Following the Dala Merger, we operated as an early-stage oil exploration company focused on our leased acreage, until 2016, when we entered into a Partial Cancellation Agreement (the “PCA”) whereby Chisholm II and certain members of Chisholm II returned a total of 8,567,800 shares of the 10,000,000 shares of common stock exchanged under the Dala Merger to us for cancellation in exchange for our assignment of approximately 55,000 acres, more or less, of our leased acreage or approximately 68.75% of our total holdings, to Chisholm II. All of our remaining oil and gas leasehold interests, comprising leases covering approximately 7,489 and 403 acres, more or less, expired in 2017 and 2018, respectively.

On July 20, 2017, pursuant to a Common Stock Purchase Agreement dated July 19, 2017, M2 Equity Partners, LLC, a privately-held Minnesota limited liability company (“M2”), acquired 12,100,000 shares of our common stock in consideration of the sum of $367,500, which resulted in a change in control of our Company. For additional information about the closing of this Common Stock Purchase Agreement, see our 8-K Current Report dated July 19, 2017, and filed with the SEC on July 20, 2017, which is accessible by Hyperlink in Part IV, Item 15 hereof.

On November 13, 2017, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which removed all of our designated series of preferred stock our Certificate of Incorporation, while reserving our 50,000,000 authorized and unissued one mill ($0.01) par value shares of preferred stock for future issuance as the Board of Directors may designate and approve. All outstanding series of designated preferred stock had been cancelled or converted prior to the filing of this Amended and Restated Certificate of Incorporation. A copy of our Amended and Restated Certificate of Incorporation is incorporated by reference as an Exhibit to this Annual Report. See Part IV, Item 15, Exhibit 3(i).

Effective December 18, 2017, we, our President and sole director, Mark Savage, and our Secretary, Matthew Atkinson, and our newly formed and wholly-owned acquisition subsidiary, completed an Agreement and Plan of Merger (the “KonaTel Merger Agreement”) with KonaTel, Inc., a Nevada corporation (the “KonaTel Nevada”), under which KonaTel Nevada became our wholly-owned subsidiary on the closing of the merger (the “KonaTel Nevada Merger”), and we succeeded to the business operations of KonaTel Nevada.  We issued 13,500,000 shares of our common stock in exchange for all of the outstanding shares of common stock of KonaTel Nevada to D. Sean McEwen, its sole shareholder and our current Chairman, President, CEO and a director. Copies of all filed documents regarding the KonaTel Merger can be viewed in our 8-K Current Report dated November 15, 2017, and filed with the SEC November 17, 2017, the 8-KA-1 Current Report of the same date, filed with the SEC on December 20, 2017, and the 8-KA-2 Current Report of the same date, filed with the SEC on April 17, 2018, which are all accessible by Hyperlink in Part IV, Item 15 hereof. The Shareholder Voting Agreement and the Lock-Up/Leak-Out Agreement executed by the parties at closing and referenced therein have expired by their terms.

4

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

Effective February 7, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest dated as of February 5, 2018 (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom was a “Lifeline Program” license (a Federal Communications Commission [the “FCC”] approved Compliance Plan), the transfer of ownership of which required prior approval of the FCC.  Following the FCC approval of the transfer of ownership of IM Telecom to us on October 23, 2018, the PSMI, as amended, was completed, effective on or about January 31, 2019. At the closing, we also engaged Mr. Morrow as an independent consultant for ninety (90) days in consideration of $100 and granted him an incentive stock option to purchase 500,000 shares of our common stock at an exercise price of $0.20 per share, also effective January 31, 2019, vesting on May 1, 2019 and expiring on January 31, 2022. For additional information on the PSMI, as amended, and related matters, see our 8-K Current Report dated February 7, 2018, filed with the SEC on February 12, 2018; our 8-KA-1 Current Report of the same date, filed with the SEC on January 14, 2019; and our 8-KA-2 Current Report of the same date, filed with the SEC on February 6, 2019, which are all accessible by Hyperlink in Part IV, Item 15 hereof. Subsequently, the 500,000 share incentive stock option granted to Mr. Morrow was cancelled under a Settlement Agreement and Release between us, Mr. Morrow and his spouse, effective September 4, 2019, in consideration of our release of these parties of their obligation for an over payment of $168,677 to IM Telecom by Universal Service Administrative Company (USAC) of the FCC under the indemnification provisions of the PSMI. The indemnification provisions remain with respect to all other representations and warranties contained therein. See our 8-K Current Report dated September 4, 2019, filed with the SEC on September 6, 2019, also Hyperlinked in Part IV, Item 15, and a copy of the Settlement Agreement and Release is filed as an Exhibit to this Annual Report in Part IV, Item 15.

We increased the number of members of our Board of Directors to five (5) members, effective February 12, 2018, and we appointed three (3) new directors to our Board of Directors on that date. See our 8-K Current Report dated February 7, 2018, and filed with the SEC on February 12, 2018, in Part IV, Item 15 hereof. The number of our current Board members is now set at four (4) members.

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

On August 9, 2018, we entered into an Asset Purchase Agreement (the “Telecon Agreement”) with Telecon Wireless Resources, Inc., a New York corporation (the “Buyer”); and our wholly-owned subsidiary, KonaTel Nevada (the “Seller”), whereby we sold various assets, including furniture, fixtures, equipment, account receivable and a customer list, among other assets and liabilities (the “Acquired Assets”).  The Agreement had an effective date of July 31, 2018 (the “Effective Date” and the “Cut-Off Date”). These Acquired Assets were previously utilized by us in our wireless services and telecommunications operations conducted under the name “Telecon Wireless” in our retail store located in Johnstown, New York.  The purchase price of the Acquired Assets was approximately $406,000. See our 8-K Current Report dated August 9, 2018, and filed with the SEC on August 15, 2018, in Part IV, Item 15 hereof.

On August 28, 2018, we filed a claim in AAA Arbitration against a former employee, Saul Glosser, and Mr. Glosser filed a counterclaim against us. Both matters were consolidated in KonaTel, Inc. vs. Saul Glosser, Case No. 01-18-0003-2772, with the American Arbitration Association (International Center for Dispute Resolution). In August, 2019, the Company won an arbitration award (ratified by the court) from Mr. Glosser in the amount of $357,914, together with arbitrator’s compensation of $4,957, for a total award of $362,871; and Mr. Glosser’s counterclaim was found to be without merit.   The Company and Mr. Glosser entered into a Settlement Agreement and Mutual Release on February 24, 2020, pursuant to which this matter was fully settled, resolving all claims, and Mr. Glosser paid the Company $300,000. A copy of the Settlement Agreement and Mutual Release is filed as an Exhibit to this Annual Report in Part IV, Item 15.

5

Effective December 31, 2018, we and our newly formed and wholly-owned acquisition subsidiary, and Apeiron Systems, completed an Agreement and Plan of Merger (the “Apeiron Systems Merger Agreement”) under which Apeiron Systems became our wholly-owned subsidiary on the closing of the merger (the “Apeiron Systems Merger”).  We issued 7,000,000 shares of our common stock in exchange for all of the outstanding shares of common stock of Apeiron Systems, to Apeiron Systems two shareholders, Joshua Ploude (6,300,000 shares) and Vyacheslav Yanson (700,000 shares), pro rata, in accordance with their respective equity interests in Apeiron Systems. Closing conditions to the Apeiron Systems Merger Agreement included, among other conditions that: (i) the Apeiron Systems shareholders have a $1.00 per share “Guaranteed Value” on the KonaTel shares they received under the Apeiron Systems Merger if the KonaTel shares do not trade at or above $1.00 for ten (10) consecutive days during the period commencing on December 31, 2020, and ending December 31, 2021, on the applicable trading market for our common stock during that period, and subject to such shares being continuously owned of record by the Apeiron Systems shareholders, as outlined in Section 5.10 of the Apeiron Systems Merger Agreement; (ii) there would be a “Net Working Capital” computation that was intended to provide sufficient cash resources to operate Apeiron Systems for a period of not less than ninety (90) days, with the understanding that any overage of the estimate shall be paid to the Apeiron Systems shareholders and any deficit shall be paid by the Apeiron Systems shareholders to us; (iii) we would execute Employment Agreements with Messrs. Ploude and Yanson (see the heading “Significant Employees” of Part IIII, Item 12); and that Messrs. Ploude and Yanson would execute and deliver a Shareholder Voting Agreement and a two year Lock-Up/Leak-Out Agreement governing the resale of their respective shares of KonaTel (see the headings “Apeiron Systems Merger Shareholders Voting Agreement” and “Apeiron Systems Merger Lock-Up/Leak-Out Agreement” of Part III, Item 12, hereof, for a summary of these executed and delivered agreements). See our 8-K Current Report dated December 31, 2018, and filed with the SEC on December 31, 2018, in Part IV, Item 15 hereof. Effective March 31, 2020, we entered into a Working Capital Settlement Agreement with Messrs. Ploude and Yanson regarding the final Net Working Capital adjustments under the Apeiron Systems Merger Agreement. A copy of the Working Capital Settlement Agreement is filed as an Exhibit to this Annual Report in Part IV, Item 15.

Effective January 31, 2019, we changed our auditors, following prior advice from them that they were intending to decline to stand for re-election as they were anticipating no longer providing audit reports for publicly-held companies. See our 8-K Current Report dated February 19, 2019 and filed with the SEC on January 19, 2019.

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

Pursuant to the Severance Agreement, Mr. Schneider’s Employment Agreement with the Company dated July 1, 2016, was terminated. The Company agreed to pay Mr. Schneider’s salary ($16,666.66 per month) and benefits through December 31, 2019; allowed him to retain his laptop, monitors, keyboard/mouse and printer; and assigned him certain Company contract rights as a reseller of Lifeline services for StandUp Wireless, another Lifeline provider, which he agreed to assume. The Company had determined that it was no longer interested in acting as a distributor of Lifeline services for StandUp Wireless and intended to focus its efforts on distributing Lifeline service under its own FCC Lifeline license. Additionally, the parties agreed that 500,000 of the 1,500,000 Incentive Stock Options held by Mr. Schneider had vested; that the remaining 1,000,000 Incentive Stock Options that he had been granted were void; and the Amended Incentive Stock Option Agreement was revised to include a customary “cashless” exercise feature for the 500,000 vested options. A Lock-Up/Leak-Out Agreement (the “LULO Agreement”) was also executed and delivered by the Company and Mr. Schneider. Pursuant to the Independent Contractor Agreement (the “ICA”) entered into with the Company, Mr. Schneider has agreed to assist the Company in having its wholly-owned subsidiary, Infiniti Mobile, being granted its request for Eligible Telecommunications Carrier (“ETC”) status from the California Public Utilities Commission (“CPUC”) to distribute Lifeline cellular phone service within the State of California. In the event that the Company is successful in this process, Mr. Schneider will be granted a one (1) year Warrant with a customary “cashless” exercise feature to purchase 250,000 shares of the Company’s common stock at an exercise price to be determined on the date of any such approval. The ICA has a term of one (1) year, and may be extended by the parties yearly. The LULO Agreement is applicable to any shares that may be acquired under any such Warrant, with the eighteen (18) month term commencing on the exercise of any such Warrant that may be issued. Mr. Schneider has more than thirty (30) year experience in the telecommunications industry and services to us should be invaluable to the Company in this process. A copy the Settlement Agreement is filed as an Exhibit to this Annual Report in Part IV, Item 15.

On April 14, 2020, our operating subsidiaries made loan applications to participate in the Small Business Administration’s (the “SBA”) Paycheck Protection Program created under the Cares Act as a result of the COVID-19 pandemic. On April 15, 2020, the loan applications of Apeiron Systems, IM Telecom and KonaTel Nevada were approved and loan proceeds in the amounts of $101,800, $20,900 and $186,300, respectively, were received. We intend to follow all prescribed loan forgiveness guidelines provided by our local bank and the SBA by using these loan proceeds to fund employee payroll through the 60-day period ending on June 15, 2020.

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

On December 31, 2018, we acquired Apeiron Systems (www.apeiron.io), which now operates as a wholly owned subsidiary of KonaTel. Apeiron Systems was established in 2015 as a software-based Communications Platform as a Service (“CPaaS”) telecommunications carrier. Apeiron Systems provides a wide variety of wholesale and retail telecommunications products/services including text and messaging services (“SMS/MMS”), voice termination, toll free numbers, database dip services and least cost routing services, all supported by a redundant national network integrated with numerous international telecom carriers and most U.S. rate centers. Apeiron Systems’ services are provided through a web-based management portal and a corresponding library of APIs (Applications Program Interface). KonaTel’s CPaaS service, the “Orion” system, which provides SMS to Email services, KonaTel’s toll-free number service and KonaTel’s B2B (business to business) wholesale/retail cellular services will merge into Apeiron Systems’ suite of services and be marketed under the Apeiron Systems brand.

On February 5, 2018, we entered into a purchase agreement to acquire IM Telecom, d/b/a “Infiniti Mobile” (www.infinitimobile.com). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. IM Telecom now operates as a wholly owned subsidiary of KonaTel. IM Telecom is an Eligible Telecommunications Carrier (“ETC”) and is one of fifteen (15) carriers that hold an FCC approved Lifeline Compliance Plan. The FCC has not approved (granted) a new Lifeline Compliance Plan since 2012. Lifeline is an FCC program that provides subsidized, fixed or mobile, telecommunications services to low-income Americans. We primarily distribute our Lifeline products and services through ISOs (“Independent Sales Organizations”).

Apeiron Systems, headquartered in Los Angeles, California, also has some customer service and software engineering resources staffed in Johnstown, Pennsylvania, and part of its software engineering services are staffed in Kiev, Ukraine. IM Telecom is headquartered in Dallas, Texas, and operates a Lifeline retail operation in Tulsa, Oklahoma. KonaTel is headquartered in Dallas, Texas, shared with IM Telecom’s offices. Apeiron Systems has nine (9) full-time employees; IM Telecom has four (4) full-time employees and two (2) part-time employees; and KonaTel has three (3) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, across our two wholly-owned subsidiaries, Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS), wholesale and retail mobile voice and mobile data services, wholesale voice terminations services, and our ETC and Virtual Eligible Telecommunications Carrier (“VETC”) Lifeline services. Except for our ETC Lifeline services distributed in up to eight (8) states and our VETC Lifeline services distributed in up to twenty (20) states, our Apeiron Systems’ products and services are available nationwide and subject to U.S., international and local/national regulations, most Apeiron Systems’ services are available worldwide

The following are our principal revenue streams:

•	Our first revenue channel is our Apeiron Systems’ CPaaS channel. This channel provides a variety of services including SIP/VoIP services, SMS/MMS, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and API driven services. Apeiron Systems developed, owns and supports its services through its dedicated national telecommunications network. Apeiron Systems provides telecommunications services to applications developers, call centers and small and medium size businesses. Apeiron Systems markets these services through the Apeiron Systems’ website, ISOs and Social Media Optimization (“SCO”).

•	Our second revenue channel is Apeiron Systems’ MVNO and reseller channels marketing mobile voice/text/data and mobile data solutions. Apeiron Systems’ mobile voice/text/data and mobile data services are supported by a blend of MVNO and reseller agreements with select national wireless carriers. A wireless communications services provider, reseller or MVNO, does not own the wireless network infrastructure over which services are provided to its customers. Apeiron Systems’ mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided which can include, but is not limited to, phones, tablets, modems, routers and accessories. Apeiron Systems primarily markets its mobile voice/test/data and mobile data services through ISOs via the “Apeiron Systems” brand. These ISOs market to small and medium sized businesses throughout the United States. This type of marketing is also considered B2B (“Business to Business”) sales.

•	Our third revenue channel is Lifeline VETC channel. A VETC operates under the license of an ETC. We currently market our Lifeline VETC sales through ISOs that specialize in Lifeline products. These master agencies support dozens of field agents who market directly to the individuals requesting Lifeline service. We provide phones and wireless voice/text/data service to the individual requiring Lifeline service. In some states, and depending upon government requirements, we may only provide voice/text service with no mobile data. Effective August 15, 2019 we ceased to actively market under the VETC channel and reached agreement with both of the ETCs with which we are doing business that we would continue to receive residual commissions on the existing customer base until all customers had disconnected Lifeline service.

•	Our fourth revenue channel is our IM Telecom Lifeline ETC channel. IM Telecom operates under its own FCC approved Compliance Plan and FCC wireless ETC designation in eight (8) states which include Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont, and Wisconsin. IM Telecom currently markets, under its Infiniti Mobile brand, through its storefront in Tulsa, Oklahoma, and through ISOs that specialize in Lifeline products. These master agencies support dozens of field agents who market directly to individuals requesting Lifeline service. We provide phones and wireless voice/text/data service to the individuals requiring Lifeline service. In some states, and depending on government requirements, we may only provide voice/text service with no mobile data.

Distribution Methods of the Products or Services

We primarily distribute our Lifeline services through ISOs and resellers (“Agents”). Agents are recruited and contractually retained to market these services via various means such as tradeshows, our website, word of mouth from other agents and cold calling. Wholesale mobile services are marketed and distributed via our direct employees. Wholesale mobile customers are solicited and obtained also via tradeshows, our website, word of mouth within the industry and cold calling. We primarily distribute our B2B cellular services through Agents. We market some CPaaS services through Agents and through SCO efforts.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Wholesale cellular services are sourced either directly from the carrier or from wholesalers that sit between us (Apeiron Systems and IM Telecom) and the carrier. Carriers include Verizon, T-Mobile, Sprint and AT&T. Wholesalers include Prepaid Wireless Group (“PWG”), Sprint and Telispire.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Our wholly owned subsidiary, IM Telecom, is one of twelve (12) active Lifeline carriers in the U.S. that holds an FCC approved Lifeline Compliance Plan. This Compliance Plan allows IM Telecom, subject to state approval, to expand into additional states to provide Lifeline services.

We have been approved by the United States Patent and Trademark Office for the trademark “Lifeline+” and now need to demonstrate use of this trademark to finalize the Trademark.

Competition

The telecommunications industry is highly competitive. Our primary cellular competitors include other resellers and national carriers, such as AT&T, Verizon, Sprint and T-Mobile. These national cellular carriers are facility-based, are significantly larger than us and enjoy trade name and trademark public recognition, as well as greater resources, scale and competitive advantages, among other substantial factors, as compared to us. In addition, our cellular competitors also include numerous smaller regional carriers, existing MVNOs and ETCs, such as Metro PCS (“Metro”), Cricket Wireless, LLC. (“Cricket”), TracFone Wireless, Inc. (“TracFone”) and Assurance Wireless, many of which offer or plan to offer Lifeline services, and no-contract postpaid and prepaid service plans. Our CPaaS competitors include, but are not limited to, Twilio, Plivo, Bandwidth, Thinq, VoIP Innovations, Telnyx, Coredial, Vonage/Nexmo, CLX Comm, Genband Kandy, Tropo, Telestax, 2600Hz, and Signal Wire. Competitive factors within the telecommunications industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies, and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation. Other competitors have sought to add ancillary services, like mobile video, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on margins as companies compete to retain their current customer base and continue to add new developments, many proprietary or patented, and customers.

Need for any Governmental Approval of Principal Products or Services

On October 23, 2018, the FCC approved our acquisition of IM Telecom. Lifeline was created under President Ronald Reagan as part of the 1984 Telecommunications Act. Prior to President Obama taking office, the Lifeline program began to allow cell phones, and there was some initial duplication of service in the early days of Lifeline cell phone deployment. Approximately fifteen (15) current ETCs hold an FCC approved Lifeline Compliance Plan.  The FCC has not approved any new Lifeline Compliance Plans since 2012, so Lifeline is a tightly controlled market. We anticipate that approximately one-third of our future gross revenues may come from Lifeline services.

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

Number of Total Employees and Number of Full-Time Employees

Across our companies, we have a total of 18 employees: (16) full-time employees and two (2) part-time employees.

Subsidiaries

We have three (3) wholly owned operating subsidiaries: KonaTel, Inc., a Nevada corporation; IM Telecom, LLC (d/b/a Infiniti Mobile) an Oklahoma limited liability company; and Apeiron Systems, Inc., a Nevada corporation.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov.

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

We reported gross revenues of approximately $9,173,520, cost of revenues of approximately $6,303,053, operating and other expenses of approximately $4,515,662 and a net loss of approximately $1,645,195 for the year ended December 31, 2019; and gross revenues of approximately $9,415,139, cost of revenues of approximately $7,570,350, operating and other expenses of approximately $3,294,524 and a net loss of approximately $1,449,735 for the year ended December 31, 2018. If we cannot eliminate our losses and achieve profitability, our business may fail.

The Company did not generate net income during the years ended December 31, 2019, and 2018, and we have been dependent upon equity financing to support our operations. In addition to losses of $1,645,195 and $1,449,735 in 2019 and 2018, respectively, we have experienced positive cash flow of $176,678 and negative cash flow from operations of $1,011,453, respectively, during these years. Our accumulated deficit as of December 31, 2019, was $5,896,977.

We believe we have ameliorated any “going concern” issues by generating additional cash flow since the completion of the KonaTel Nevada Merger on December 18, 2017; the acquisition of Apeiron Systems on December 31, 2018; receiving cash investments through the private placement of shares of our common stock; and significantly reduced costs from the termination of our Virtual ETC program, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings.

The United States Government’s dissolution or reduction of the Lifeline Program or the elimination of “resellers” of these services would have a substantial adverse effect on our current and planned business operations.

•	Considering there are approximately 6,520,000 current Lifeline users and approximately 39,000,000 eligible Lifeline customers (according to CGM, LLC, a software development firm that designs and delivers compliance centric solutions to the Telecom Industry, focusing on the Lifeline program), this would be a draconian move; however, it is a possibility. Federal or state governmental agencies could also significantly reduce or delay Lifeline reimbursement payments to Lifeline carriers, forcing Lifeline carriers to continue to provide minimum Lifeline services and at a reduced reimbursement rate. Depending on any reimbursement reduction, a reduction would diminish earnings and could make Lifeline unprofitable. “The FCC established the Lifeline program in 1985 to ensure that qualifying low-income consumers could afford phone service and the opportunities and security it provides. Congress supported and strengthened Lifeline in the Telecommunications Act of 1996, requiring that affordable service and advanced communications be available to low-income consumers across the country.”

•	The FCC is considering a modification to the Lifeline program rules wherein the FCC may limit Lifeline distribution to facilities-based carriers that would eliminate “resellers” of these services like us. This modification has been open for public comment and even though public comment seems to be trending against the rule change, if it is approved by the FCC, this revision would have a substantial adverse effect on our current and planned business operations.

•	Lifeline requires several factors to be successful. The impact of negative governmental changes and negative national carrier pricing have been outlined above. In addition to those two risks, an interruption to the supply of low-cost phones and/or a reduction of Lifeline agents (no access to or not enough access to agents) would have a negative impact on Lifeline.

•	Adequate equipment financing and available cash resources to pay up-front commission payments (sometimes required) is critical to facilitate Lifeline, B2B and retail sales and the lack of these resources would have a negative impact on our business.

A national carrier (Verizon, AT&T, T-Mobile or Sprint) could dissolve, reduce or restrict any wholesale program, agent program or reseller program.  This includes both voice and data IoT, which would adversely affect our business.

We, like all voice and data resellers, are dependent on the FCC licensed national carriers to provide services that can be resold for a profit.  The wireless carriers own/control their respective network (towers) and provide the wireless service.  Resellers do not own their own network and are dependent on the national carriers to provide a reseller program.  These carriers could eliminate a reseller program or reduce the profit margins making any applicable program unprofitable.  They could also implement market restorations reducing markets we could sell into, which would have a direct adverse effect on our current and future prospects. Similarly, one of these national carriers could reduce their own retail pricing, with no corresponding reduction in their wholesale pricing, which could create a situation where a reseller is unable to make enough profit to sustain operations.  This has happened in the past with Verizon until Verizon’s wholesale (reseller) division finally reduced wholesale prices.

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

Because we do not have long-term purchase commitments from our customers, the failure to obtain anticipated orders or the deferral or cancellation of commitments could have an adverse effect on our business and future prospects.

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

Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

•	pay substantial damages;

•	cease the development, use, licensing or sale of infringing products;

•	discontinue the use of certain technologies; or

•	obtain a license under the intellectual property rights of the third-party claiming infringement, which license may not be available on reasonable terms or at all.

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

We expect competitors to continue to improve the performance of their current products and to introduce new products, services and technologies. Successful new product and service introductions or enhancements by our competitors could reduce sales and the market acceptance of our products and services, cause intense price competition or make our products and services obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer, and we may fail. Increased competition could result in price reductions, fewer customer orders, reduced margins and loss of market share. Our failure to compete successfully against current or future competitors could also adversely affect our business and financial condition.

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our success is dependent upon attracting and maintaining key personnel, including our founder, D. Sean McEwen, and various key executive employees, including, Joshua Ploude and Vyacheslav “Slava” Yanson from whom we acquired Apeiron Systems and serve as CEO and CTO respectively, of Apeiron Systems, Paul LaPier Vice President of Finance of KonaTel and Nicholas Metherd Vice President of IM Telecom. Further, if we fail to retain our key personnel or to attract, retain and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages.

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

Our business operations could be impacted by the current world health crisis.

On January 30, 2020, the World Health Organization declared the coronavirus (the “Covid-19”) outbreak a “Public Health Emergency of International Concern,” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which we operate. While it is unknown how long these conditions will last and what the complete financial affect will be on us, to date, and as a result of actions taken by management to mitigate a material impact to our financial statements or our operational results, we are not currently experiencing a material impact to our financial statements or our results of operations; however, a pandemic typically results in social distancing, travel bans and quarantines, which may result in limited access to our facilities, customers, management, support staff and professional advisors.  These, in turn, may not only impact our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event.  Given our small staff, if a key member of our team were disabled by COVID-19, it could have a material negative impact on our business.  Also, it may substantially hamper our efforts to provide our investors with timely information and to comply with our filing obligations under the Exchange Act with the SEC. If this pandemic were to last a prolonged period of time, we could see a decline in revenue due to the closure of customer businesses, which could then impact our ability pay our short-term debts. Our concentration of revenue from a small group of Apeiron Systems’ customers makes it reasonably possible that we are vulnerable to the risk of a long-term severe impact. Our dependence on certain suppliers to provide equipment to be distributed or sold to our customers could also be impacted if inventory shortages occur due to import or export restrictions resulting from the pandemic.

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

Regardless of whether we have superior products, many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven or in the early stage of its development. In addition, our existing and potential future competitors may be able to use their extensive resources:

•	to develop and deploy new products and services more quickly and effectively than we can;

•	to develop, improve and expand their platforms and related infrastructures more quickly than we can;

•	to reduce costs, particularly hardware costs, because of discounts associated with large volume purchases and longer-term relationships and commitments;

•	to offer less expensive products, technologies, platforms and services as a result of a lower cost structure, greater capital reserves or otherwise;

•	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

•	to take advantage of acquisition and other opportunities more readily; and

•	to devote greater resources to the marketing and sales of their products, technology, platform, and services.

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

Quotations for our common stock are contained in the OTC Markets OTC Pink Tier under the trading symbol “KTEL.” This lower categorized market tier may have an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. It may also result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock, regardless of whether we are successful in our current and planned business operations.

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

Additionally, if we do not timely file our reports required to be filed with the SEC under the Exchange Act, broker-dealers may not be able or willing to trade our common stock, and the OTC Markets will post adverse warnings on its website about such failures, which, unless such failures are corrected by us, could have an additional adverse impact on the viability of any market that may develop for our common stock. Other adverse warnings of the OTC Markets under their current and future policies could similarly have an adverse effect on any market for our common stock, and there is no assurance that we will be able to satisfy comments or concerns of the OTC Markets, if any are expressed.

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

As of the date of this Annual Report, D. Sean McEwen, our Chairman and Chief Executive Officer, beneficially owns approximately 49.9% of our issued and outstanding shares of common voting stock by reason of his personal holdings and the irrevocable proxies granted to him under the Apeiron Systems Merger Agreement Shareholder Voting Agreement. This percentage also includes certain vested Incentive Stock Options that can be exercised within 60 days of the date of this Annual Report, all of which options are described under the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part IV, Item 11, below, and a portion of which are reflected in Mr. McEwen’s beneficial ownership of shares of our common stock under the caption “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12 hereof. As a result, personal ownership and various other provisions of this Shareholder Voting Agreement, Mr. McEwen may have the ability to control the election of our board of directors, the outcome of issues requiring approval by our shareholders and other corporate actions until December 31, 2020, when this Shareholder Voting Agreement expires, and beyond. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other shareholders; and could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock, whether by making a tender offer or attempting to obtain control of our Company.  For a more detailed discussion of the provisions of the Shareholder Voting Agreement, see the heading “Apeiron Systems Merger Shareholder Voting Agreement” of the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 12 hereof.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results in a timely manner or detect fraud. Consequently, investors could lose confidence in our financial reporting, and this may adversely affect any trading price of our common stock that may then exist.

We must maintain effective internal controls to provide reliable financial reports and to detect and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as would be possible with an effective control system in place. We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist and may in the future discover areas of our internal controls that need improvement.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We do not own any property.

Through our wholly-owned subsidiary, KonaTel Nevada, we have a lease on the following property:

Our Dallas, Texas and Principal Executive Offices, consisting of approximately 3,000 square feet and located at 13601 Preston, Road, # E816, Dallas, Texas 75240, under a lease that commenced on January 1, 2019, and expires on December 31, 2020, at a monthly rent of $3,941 for 2019 and $4,062 for 2020.

Through our wholly-owned subsidiary, IM Telecom, we have a lease on the following property:

Our Tulsa, Oklahoma retail storefront and office consisting of approximately 1,100 square feet and located at 3401 East Admiral Place, Tulsa, Oklahoma 74115, under lease that commenced February 1, 2019, and expires on December 31, 2021, at monthly rent of $950 for 2019 and $1,000 for 2020 and 2021.

Through our wholly-owned subsidiary, Apeiron Systems, we have leases on the following properties:

Our Los Angeles, California office is subleased from M2M consisting of approximately 1,800 feet located at 5301 Beethoven St, #170, Los Angeles, CA 90066 and expires March 1, 2020, at a monthly rent of $3,846.

Our Johnstown, Pennsylvania office consisting of approximately 1,500 square feet and located at 112 Lindberg Ave, Johnstown, Pennsylvania 15905, under a lease that commenced on April 15, 2019 and on a month to month term, at a monthly rent of $1,073.

ITEM 3:  LEGAL PROCEEDINGS

We are not party to any material legal proceeding.

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

On April 24, 2018, the 12,100,000 shares of our common stock that were acquired by M2 under the Common Stock Purchase Agreement referenced above were distributed to its members, pro rata, in accordance with their respective membership interests. This action was approved by the requisite members of M2 on April 9, 2018. The KonaTel Merger Shareholder Voting Agreement and the KonaTel Merger Lock-Up/Leak-Out Agreement that previously applied to these shares have expired by their respective terms.

The common stock that can be acquired under vested and unvested Incentive Stock Options that we have granted may also have an impact on any public trading market in our common stock. See the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part II, Item 11, for a description of all of our outstanding Incentive Stock Options. An aggregate of 7,000,000 shares of our common stock owned respectively by Messrs. Ploude and Yanson are subject to resale under a Lock-Up/Leak-Out Agreement. See the headings “Lock-Up/Leak-Out Agreement” and “Apeiron Systems Merger Lock-Up/Leak-Out Agreement” of the caption “Security Ownership of Certain Beneficial Owners and Management” of Part III, Item 12 hereof. The expiration of this Lock-Up/Leak-Out Agreement on December 31, 2020, could also have an adverse affect on any public market that evolves in our common stock.

Also, see the heading “Risk Related to Our Common Stock” of the caption “Risk Factors” in Part I, Item 1A herein.

The following table sets forth, for the periods indicated over the last two (2) years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	For the Years Ended December 31,
	2019		2018
	High	Low	High	Low
First Quarter	$0.35	$0.20	$0.30	$0.20
Second Quarter	$0.22	$0.15	$0.35	$0.25
Third Quarter	$0.488	$0.15	$0.30	$0.28
Fourth Quarter	$0.152	$0.15	$0.28	$0.28

These prices were obtained from OTC Markets and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Rule 144

The following is a summary of the current requirements of Rule 144:

Securities	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers

During six-month holding period – no resales under Rule 144 Permitted.

After six-month holding period – may resell in accordance with all Rule 144 requirements including:

Current public information,

Volume limitations,

Manner of sale requirements for equity securities, and

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

After one-year holding period – may resell in accordance with all Rule 144 requirements including:

Current public information,

Volume limitations,

Manner of sale requirements for equity securities, and

Filing of Form 144.

During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

We currently have 577 shareholders of record, not including an indeterminate number of shareholders who may hold their shares in “street name.”

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

750,000 Shares-Private Placement at $0.20 per share for an aggregate of $150,000 (Effective November 19, 2018).

7,000,000 Shares-Apeiron Systems Merger (Messrs. Ploude [6,300,000 shares] and Yanson [700,000 shares]) (Effective December 31, 2018.

100,000 Incentive Stock Option Agreement grant to newly appointed director (October 28, 2018).

500,000 Incentive Stock Option Agreement grant to Trevan Morrow (January 31, 2019), which were cancelled under the Morrow Settlement Agreement filed as an Exhibit in Part IV, Item 15.

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

Overview of Current and Planned Business Operations

We are a cellular reseller of wholesale priced minutes, text and data, including traditional post-paid cellular services, primarily operating on mobile networks of major communications companies like Verizon and AT&T; and we are a Sprint authorized agent of cellular services and products that principally include business to business and business to customer products and services, mostly B2B Mobile Service and Internet of Things or wireless data. During the coming year, we plan to devote additional sales resources to IoT, and we have direct wholesale data agreements with Verizon and AT&T to provide us with our required wireless services. We also presently provide Lifeline Program service through a virtual eligible telecommunications carrier with a Lifeline Program license; and we own an eligible telecommunications carrier (ETC), IM Telecom. We primarily distribute all of our products and services through independent field agents.

Comparison of the Year Ended December 31, 2019, to the Year ended December 31, 2018

Results of Operations

For the year ended December 31, 2019, we had $9,173,520 in revenues from operations compared to the year ended December 31, 2018, where we had $9,415,139 in revenue from operations. The cost of revenue for the year ended December 31, 2019, was $6,303,053, compared to $7,570,350 for the year ended December 31, 2018. We had a gross profit of $2,870,467 for the year ended December 31, 2019, and $1,844,789 for the year ended December 31, 2018.

For the year ended December 31, 2019, and the year ended December 31, 2018, total operating expenses were $4,515,662 and $3,294,524, respectively, for an increase of $1,221,138 in 2019.

For the year ended December 31, 2019, non-operating expenses were $55,270 compared to $38,945 for the year ended December 31, 2018. Other income and gain on sale of assets were $17,061 for the year ended December 31, 2019, compared to $327,480 for the year ended December 31, 2018.

For the year ended December 31, 2019, and the year ended December 31, 2018, we had a net loss from operations of $1,584,904 and $1,161,200, respectively.

In comparing our Statements of Operations between the years ended December 31, 2019, and 2018, we had declining revenue and increased expenses. The decrease of revenue was caused by the selling of our Johnstown NY operations, which has become our customer. The expense increase was due to the acquisitions of Apeiron Systems and IM Telecom and the selling of Johnstown NY operations and expense reduction measures involving staffing. The sale of the Johnstown NY operations resulted in a gain on sale of assets of $318,257 in 2018.

Liquidity and Capital Resources

As of December 31, 2019, we have $ 191,474 in cash and cash equivalents on hand.

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

In comparing liquidity between the years ending December 31, 2019, and 2018, cash and short-term assets decreased by 51.8%. The decrease was caused through continuing focus on products that are paid in advance, which has resulted in a decrease in accounts receivable of 64.7%. Liabilities and total overall debt showed a 0.03% decrease in 2019 when compared to 2018. Stockholder debt had a net increase with an advance from a shareholder and payments made on the advances. The revolving lines of credit were decreased through payments in 2019. Going forward, equity investment and growth of new services is expected to provide the liquidity for our business.

Liquidity was also strained by the acquisitions and increased costs caused through the diversification of services. The expense increase that helped cause the negative liquidity is discussed above in the comparison of our Statement of Operations for the years ended December 31, 2019, and 2018.

Overall, the current ratio (current assets divided by our current liabilities) was .36 and .70 as of December 31, 2019, and 2018, respectively. Working capital decreased by 107.9%.

Cash Flow from Operations

During the year ended December 31, 2019, and the year ended December 31, 2018, cash flow provided by (used in) operating activities was $176,678 and $(1,011,453), respectively.  Cash flows provided by (used in) operating activities were primarily attributable to the Company’s net loss of $1,584,904 and $1,161,200 for the years ended December 31, 2019, and 2018, respectively.

Cash Flows from Investing Activities

During the year ended December 31, 2019, and the year ended December 31, 2018, cash flow provided by (used in) investing activities was $58,603 and ($144,251), respectively. The cash used in investing activities during 2019 were created through cash received through acquisitions and cash provided through the sale of assets.

Cash Flows from Financing Activities

During the year ended December 31, 2019, and the year ended December 31, 2018, cash flow provided by (used in) financing activities was ($100,317) and $1,118,064, respectively. The funds provided by financing were comprised of payment on operating lease liabilities, $69,380 for 2019 and $0 for 2018; repayments of a revolving line of credit, $91,142 for 2019 and $49,761 for 2018; advances made by a shareholder of $200,000 in 2019 and $100,000 in 2018; repayments to related parties of $139,795 for 2019 and $132,175 for 2018; and proceeds from issuance of common stock and contributions of $0 for 2019 and $1,200,000 for 2018.

Going Concern

As the Company did not generate net income during the years ended December 31, 2019, and 2018, the Company has been dependent upon equity financing to support its operations. In addition to losses of $1,584,904 and $1,161,200 for the years ended December 31, 2019, and 2018, respectively, the Company has experienced cash provided by (used in) $176,678 and $(1,011,453), respectively. The accumulated deficit as of December 31, 2019, is $5,896,977.

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

As a result of the sale of assets to Telecon Wireless, the Company’s irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount was reduced to $213,000 from $263,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers.

Off-Balance Sheet Arrangements

The Company entered into an off-balance sheet arrangement as a result of the purchase of Apeiron Systems. The former Apeiron Systems stockholders have a $1.00 “Guaranteed Value” if the Company’s common stock trading price does not reach or exceed $1.00 per share over a ten (10) consecutive day period between December 31, 2020, and ending on December 31, 2021. If the share price is not reached, the Company shall issue to the Apeiron Systems stockholders for each such share of the Company’s common stock that is equal to the number of “Qualifying Shares” multiplied by the difference between the Guaranteed Value and the highest “Calculated Value” achieved during the “Valuation Period.” See Section 5.10 of the Apeiron Systems Merger Agreement that was filed as an Exhibit to the Company’s 8-K Current Report dated December 31, 2018, and filed with the SEC on December 31, 2018, and which is accessible by Hyperlink in Part IV, Item 15.

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

Leases

In February 2016, the FASB updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. We adopted the updated guidance on January 1, 2019 on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the updated guidance. In addition, as permitted under the transition guidance within the new standard, prior scoping and classification conclusions were carried forward for leases existing as of the adoption date.

Upon adoption, we recorded $151,471 for operating lease assets and liabilities, which includes the impact of fair value adjustments, prepaid and deferred rent.

Revenue Recognition

We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services. We account for these revenues under Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (Topic 606), which we adopted on January 1, 2018, using the modified retrospective approach. This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard U.S. GAAP. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service.. Revenue from these services is generally recognized monthly as the services are provided. Such revenue is recognized based on usage, which can vary from month to month or at a contractually committed amount, net of credits or other billing adjustments. Advance billings for future service in the form of monthly recurring charges are not recognized as revenue until the service is provided.

Stock-Based Compensation

We record stock-based compensation in accordance with the guidance in ASC 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This requires that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Income Taxes

We account for income taxes in accordance with FASB ASC 740, “Income Taxes”.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return.  We had no liability for uncertain tax positions as of December 31, 2019, and 2018. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. We do not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2019, and 2018.

On December 22, 2018, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%.  In addition to applying the new lower corporate tax rate in 2019 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet.  Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. However, if and when we become profitable, we will receive a reduced benefit from such deferred tax assets. Had this legislation passed prior to our December 31, 2019, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

Loss Per Share

We follow ASC Topic 260 to account for the loss per share. Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  As the Company has incurred losses for the years ended December 31, 2019, and 2018, dilutive loss per share is the same as loss per share.

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

(This space intentionally left blank)

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KONATEL, INC.

FINANCIAL STATEMENTS

December 31, 2019, and 2018

Haynie & Company
Certified Public Accountants
& Management Consultants

1785 West 2320 South
Salt Lake City, UT 84119
801-972-4800
801-972-8941
www.HaynieCPAs.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Konatel, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Konatel, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Haynie & Company
Haynie & Company
Salt Lake City, Utah
May 11, 2020

We have served as the Company's auditor since 2019

PrimeGlobal
An Association of Independent Accounting Firms

An independently owned member
RSM US Alliance
RSM

KONATEL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

Assets
Current Assets
Cash and Cash Equivalents	$191,474	$56,510
Accounts Receivable, net	377,485	1,035,273
Note Receivable	—	66,667
Inventory, Net	4,659	1,085
Prepaid Expenses	1,743	7,354
Total Current Assets	575,361	1,166,889

Fixed Asset
Property and Equipment, Net	102,689	132,023
Right of Use Assets, Net	78,584	—
Total Fixed Assets	181,273	132,023

Other Assets
Intangible Assets, Net	2,238,918	2,490,922
Advances for Acquisition Target	—	561,309
Other Assets	207,740	57,266
Total Other Assets	2,446,658	3,109,497
Total Assets	$3,203,292	$4,408,409

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,223,195	$1,265,080
Amount Due to Stockholder	151,357	91,152
Revolving Line of Credit	12,237	103,379
Note Payable - current portion	75,905	—
Lease Liabilities - current portion	69,148	—
Deferred Revenue	53,074	69,988
Income Tax Payable	—	108,941
Customer Deposits	31,087	28,854
Total Current Liabilities	1,616,003	1,667,394

Long Term Liabilities
Lease Liabilities - long term	12,942	—
Note Payable - long term	50,603	—
Deferred Tax Liability	—	10,700
Total Long Term Liabilities	63,545	10,700
Total Liabilities	1,679,548	1,678,094

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 40,692,286 outstanding and issued at December 31, 2019 and December 31, 2018	40,692	40,692
Additional Paid In Capital	7,380,029	7,041,696
Accumulated Deficit	(5,896,977)	(4,352,073)
Total Stockholders’ Equity	1,523,744	2,730,315
Total Liabilities and Stockholders’ Equity	$3,203,292	$4,408,409

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2019	2018
Revenue	$9,173,520	$9,415,139
Cost of Revenue	6,303,053	7,570,350
Gross Profit	2,870,467	1,844,789

Operating Expenses
Payroll and Related Expenses	1,853,995	1,479,284
Operating and Maintenance	1,397,995	1,103,010
Bad Debt	36,635	15,210
Utilities and Facilities	101,356	189,464
Depreciation and Amortization	989,786	166,149
General and Administrative	99,365	154,072
Marketing and Advertising	26,042	46,960
Taxes and Insurance	10,488	140,375
Total Operating Expenses	4,515,662	3,294,524

Operating Loss	(1,645,195)	(1,449,735)

Other Income and Expense
Interest Income	1,562	1,150
Other Income	15,499	8,073
Gain on Sale of Assets	—	318,257
Interest Expense	(55,270)	(38,945)
Total Other Income and Expenses	$(38,209)	$288,535

Net Loss before Provision for Income Tax	$(1,683,404)	$(1,161,200)
Provision for Income Taxes (Benefit)	(98,500)	—
Net Loss	$(1,584,904)	$(1,161,200)

Net Loss per Share	$(0.04)	$(0.04)
Weighted Average Number of Basic and Diluted Shares	40,692,286	31,890,916

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2018	27,192,286	$27,192	$2,703,033	$(3,190,873)	$(460,648)
Issuance of Common Stock	6,500,000	6,500	1,293,500		1,300,000
Issuance of Common Stock in Acquisition	7,000,000	7,000	2,443,000		2,450,000
Stock Based Compensation			602,163		602,163
Net Loss				(1,161,200)	(1,161,200)

Balances as of December 31, 2018	40,692,286	$40,692	$7,041,696	$(4,352,073)	$2,730,315

Dividend Settled in 2018				40,000	40,000
Stock Based Compensation			338,333		338,333
Net Loss				(1,584,904)	(1,584,904)

Balances as of December 31, 2019	40,692,286	$40,692	$7,380,029	$(5,896,977)	$1,523,744

The accompanying notes are an integral part of these consolidated financial statements.

KonaTel, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(1,584,904)	$(1,161,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	989,786	166,149
Bad Debt	36,635	15,210
Stock-based Compensation	338,333	602,163
Gain on Sale of Business Component	—	(318,257)
Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	745,112	(154,448)
Inventory	(3,574)	44,825
Prepaid Expenses	8,011	96,212
Accounts Payable and Accrued Expenses	(145,797)	(330,071)
Note Payable	(41,769)	—
Deferred Revenue	(16,914)	27,389
Customer Deposits	2,233	—
Other Assets	(150,474)	575
Net cash provided by (used in) operating activities	176,678	(1,011,453)

Cash Flows from Investing Activities
Cash Received in Acquisition of IM Telecom	14,318	—
Notes Receivable from Sale of Business Component	66,667	33,333
Proceeds from Sale of Business Component	—	266,043
Advances for Acquisition Target	—	(443,627)
Asset Purchase of IM Telecom	(22,382)	—
Net cash provided by (used in) investing activities	58,603	(144,251)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	—	1,200,000
Repayment of Revolving Lines of Credit	(91,142)	(49,761)
Advances made by Stockholder	200,000	100,000
Payments on Operating Lease Liabilities	(69,380)	—
Repayments of amounts due to Related Party and Seller	(139,795)	(132,175)
Net cash provided by (used in) financing activities	(100,317)	1,118,064

Net Change in Cash	134,964	(37,640)
Cash - Beginning of Year	56,510	94,150
Cash - End of Period	$191,474	$56,510

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$40,660	$20,359
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Sale of Assets
Note Receivable		$(100,000)
Accounts Payable and Accrued Expenses, net of Cash		$39,974
Asset Purchase of Apeiron
Intangible Assets		$2,407,001
Issuance of Common Stock		$(2,450,000)
Accounts Receivable		$269,635
Vendor Deposits		$53,501
Property and Equipment		$25,736
Accounts Payable and Accrued Expenses, net of Cash		$(180,468)
Income Tax Payable		$(108,941)
Deferred Revenue		$(5,764)
Deferred Tax Liability		$(10,700)
Asset Purchase of IM Telecom
Accounts Receivable	$123,959
Prepaid Expense	$2,400
Furniture and Equipment at Fair Market Value	$1,308
Accounts Payable and Accrued Expenses, net of cash	$(24,271)
Note Payable	$(168,277)
License	$634,252
Right of use assets obtained in exchange for new operating lease liabilities	$151,471

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

Notes to Consolidated Financial Statements

 NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Company

KonaTel Nevada (as defined below) was organized under the laws of the State of Nevada on October 14, 2014, by its founder and then sole shareholder, D. Sean McEwen, to conduct the business of a full-service MVNO (Mobile Virtual Network Operator) provider that delivered cellular products and services to individual and business customers in various retail and wholesale markets.

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

On December 31, 2018, we acquired Apeiron Systems, Inc., a Nevada corporation d/b/a “Apeiron” (“Apeiron Systems”), which is also our wholly-owned subsidiary. Apeiron Systems was organized in 2013 and is an international hosted services CPaaS (“Communications Platform as a Service”) provider that designed, built, owns and operates its private core network, supporting a suite of real-time business communications services and Applications Programming Interfaces (“APIs”). As an Internet Telephony Service Provider (“ITSP”), Apeiron Systems holds a Federal Communications Commission (FCC) numbering authority license. Some of Apeiron Systems’ hosted services include SIP/VoIP services, SMS/MMS processing, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), number services including mobile, toll free and DID landline numbers, SMS to Email services, Database Dip services, SD-WAN, voice termination, and numerous API driven services including voice, messaging, and network management.

On January 31, 2019, we acquired IM Telecom, an Oklahoma limited liability company, d/b/a Infiniti Mobile, (“Infiniti Mobile”) which became our wholly-owned subsidiary. Infiniti Mobile is an FCC licensed ETC (“Eligible Telecommunications Carrier”) and is one of 22 FCC licensed carriers to hold an FCC approved Lifeline Compliance Plan in the United States. Under the Lifeline program, Infiniti Mobile is currently authorized to provide government subsidized mobile telecommunications services to eligible low-income Americans currently in eight (8) states.

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

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2019, include the Company and its three (3) wholly owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems and Infiniti Mobile (February through December). The consolidated balance sheet as of December 31, 2018, includes the Company and the wholly-owned corporate subsidiaries, KonaTel Nevada and Apeiron Systems. The consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for the year ended December 31, 2018, include the Company and the wholly-owned corporate subsidiary, KonaTel Nevada. Aperion Systems was acquired on December 31, 2018. All significant intercompany transactions are eliminated.

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

Allowance for Doubtful Receivables

The allowance for doubtful receivables is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of December 31, 2019, and 2018, management has determined that no allowance for doubtful receivables is necessary.

Note Receivable

The Company entered into an Assets Sale Agreement with Telecon Wireless Resources, Inc. (the “Telecon Wireless Agreement”), with an effective date of July 31, 2018. As part of the Agreement, the Company agreed to hold a one (1) year note of $100,000 to be paid in 12 payments of $8,333. As of December 31, 2019, the receivable was paid in full. The note in the Telecon Wireless Agreement did not reference an interest rate. The note was being recorded with an implied interest rate of 5.00%.

Inventory

Inventory consists primarily of the cost of cellular phones and cellular accessories. Inventory is reported at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. Due to the sale of the assets in July 2018, inventory is minimal as of December 31, 2019.

Due to the rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists. As of December 31, 2019, and 2018, the allowance for inventory obsolescence was $0.

Property and Equipment

Property and equipment are recorded at cost and are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life, furniture and fixtures, equipment, and vehicles are depreciated over periods ranging from five to seven (5-7) years, and billing software is depreciated over three (3) years which represents the estimated useful life of the assets. Maintenance and repairs are charged to expense as incurred while major replacements and improvements are capitalized. When property and equipment are retired or sold, the cost and applicable accumulated depreciation are removed from the respective accounts and the related gain or loss is recognized.

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of December 31, 2019, and 2018.

Intangible Assets – Long-Lived Assets

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

Intangible assets consist of customer lists, licenses and software arising from acquisitions which are amortized on a straight-line basis over three (3) years, their estimated useful lives.

Other Intangibles

The Company accounts for other intangibles in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2019, KonaTel, through the acquisition of IM Telecom, recorded, at fair market value, a FCC License in the amount of $634,251. Other Intangible Assets are not amortized. As of December 31, 2019, there is no impairment of the value of the license.

Other Assets

Other Assets represent items classified as long-term assets in accordance with the Statement of Financial Accounting Standards ASC 210-10-45. Other Assets include vendor deposits and security deposits that the Company is required to maintain.

Customer Deposits

Before entering into a contract with a sub-reseller customer, the Company requires the customer to either secure a formal letter of credit with a bank or require a certain level of cash collateral deposits from the customer. These collateral requirements are determined by management and may be adjusted upward or downward depending on the volume of business with the sub-reseller customer, or if management’s assessment of credit risk for a sub-reseller customer would change.

The Company held $18,745 and $28,854 in collateral deposits from various sub-reseller customers at December 31, 2019, and 2018, respectively. Such amounts represent collateral received from the sub-resellers in order to contract with the Company. The related contracts have an option to terminate within a period of less than one (1) year, and accordingly, these collateral deposits are classified as current liabilities in the accompanying balance sheet.

Fair Market Value of Assets

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for receivables and short-term loans the carrying amounts approximate fair value due to their short maturities. Long-term assets purchased through acquisitions are valued at the Fair Market Value of the asset at the time of acquisition. The Fair Market Value is based on observable inputs on assets in active market- places for fixed assets, and estimations and assumptions developed by us for Other Intangibles.

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

Leases

In February 2016, the FASB updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. We adopted the updated guidance on January 1, 2019 on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the updated guidance. In addition, as permitted under the transition guidance within the new standard, prior scoping and classification conclusions were carried forward for leases existing as of the adoption date. See NOTE 4.

Upon adoption, we recorded $151,471 for operating lease assets and liabilities, which includes the impact of fair value adjustments, prepaid and deferred rent.

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

We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services. We account for these revenues under Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers” (Topic 606), which we adopted on January 1, 2018, using the modified retrospective approach. This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard U.S. GAAP. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The adoption of this guidance did not have a material impact on the consolidated financial statements.

Deferred Revenue

Services for cellular and telecommunication services have a monthly recurring charge that is billed in advance. This charge covers a 30 or 31- day period. This charge is deferred for the period in which it was received and recorded as revenue at the conclusion of the 30 to 31-day period. Costs, mainly from outside providers, associated with the deferred revenue are recognized in the same period as revenue is recognized.

Cost of Revenue

Cost of Revenue includes the cost of communication services, equipment and accessories, shipping costs, and commissions of sub-agents.

Advertising

Costs for advertising products and services, as well as other promotional and sponsorship costs, are charged to Selling, general and administrative expense in the periods in which they are incurred.

Stock-based Compensation

The Company records stock-based compensation in accordance with the guidance in ASC 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This requires that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In 2019, KonaTel issued stock-based options to key employees of the company. Implementation of the aforementioned standard had no effect on the issuance of the 2019 options.

Income Taxes

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

Net Loss Per Share

Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2019, there are 3,800,000 potentially dilutive common shares. As of December 31, 2018, there were 4,250,000 potentially dilutive common shares. The dilutive common shares are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of December 31, 2019, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amounts of $89,078, or 24.4%, $77,662, or 21.3% and $48,475, or 13.3%. As of December 31, 2018, the Company had a significant concentration of receivables from one (1) customer in the amount of $496,252 or 45.3%. These receivables represented 59% and 45% of the total receivables for the years ended December 31, 2019, and 2018, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular providers. For the year ended December 31, 2019, the Company had one (1) cellular provider that accounted for $3,728,456, or 39.6% and one (1) customer that accounted for $2,200,761, or 23.4%, of the revenue. For the year ended December 31, 2018, the Company had one (1) cellular provider that accounted for $4,679,647, or 49.7%, of the revenue. The loss of a major customer would create a very negative impact on the company, which would require the company to make significant changes to reduce expenses.

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

The reportable segments consist of Hosted Services, Mobile Services, Lifeline ETC and Lifeline VETC.

Effect of Recent Accounting Pronouncements

In February 2016, the FASB updated the accounting guidance “Accounting Standards Update (ASU) No. 2016- 02, Leases (Topic 842),” related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. We adopted the updated guidance on January 1, 2019 on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the updated guidance. In addition, as permitted under the transition guidance within the new standard, prior scoping and classification conclusions were carried forward for leases existing as of the adoption date.

Upon adoption, we recorded $151,471 for operating lease assets and liabilities, which includes the impact of fair value adjustments, prepaid and deferred rent. The Company currently has four equipment operating leases and one Property lease; and the Property lease expires in April 2020. The Company has determined that this pronouncement will not have a material impact on the financial statements.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

NOTE 2 – SIGNIFICANT TRANSACTIONS

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

December 2018 Transaction – Apeiron Systems Acquisition

Dated and effective as of December 31, 2018, the Company and its newly formed acquisition subsidiary entered into an Agreement and Plan of Merger with Apeiron Systems (the “Apeiron Systems Merger Agreement”). The Company exchanged 7,000,000 shares of its common stock for all of the outstanding securities of Apeiron Systems. Apeiron Systems became a wholly-owned subsidiary (the “Apeiron Systems Merger”).  In connection with the closing of the Apeiron Systems Merger, the Company entered into (i) Employment Agreements; and (ii) a Lock-Up/Leak-Out Agreement, which govern the resale of the Company’s shares each Apeiron Systems shareholder received. Additionally, a Shareholder Voting Agreement with a two (2) year term between us, D. Sean McEwen, our President and Chairman of the Board of Directors and the Apeiron Systems shareholders, was executed and delivered by these parties as a condition of the closing.

The Apeiron Systems shareholders also have a $1.00 “Guaranteed Value” of the “KonaTel Shares” they received under the Apeiron Systems Merger Agreement, which indicates, subject to certain enumerated conditions, that in the event that the KonaTel common stock does not reach an average closing price equal to or exceeding $1.00 per share over any period of ten consecutive Trading Days during the period commencing on December 31, 2020, and ending on December 31, 2021, as quoted by the applicable Trading Market on which the KonaTel shares of common stock are listed or quoted for trading, KonaTel shall issue to the Apeiron Systems shareholders for each such share of the KonaTel shares of common stock continuously owned and held of record in the respective names of the Apeiron Systems shareholders during the Valuation Period the number of shares of KonaTel common stock that is equal to the number of Qualifying Shares multiplied by the difference between the Guaranteed Value and the highest Calculated Value achieved during the Valuation Period.

There was also a “Net Working Capital” computation that was intended to provide sufficient cash resources to operate Apeiron Systems for a period of not less than ninety (90) days, with the understanding that at the end of such ninety (90) period, the parties will review and re-compute the “New Working Capital” computation, with the further understanding that any overage of the estimate shall be paid to the Apeiron Systems shareholders and any deficit shall be paid by the Apeiron Systems shareholders to us. As of this date, the parties have made this re-computation. See NOTE 12.

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

Acquisitions and mergers are/were a major factor towards the diversification of services provided by the Company. These mergers created a move from a lower margin product mix that relied on quantity to a more profitable higher margin product mix in a less competitive marketplace. The newly acquired products and services provide a framework for future growth and improvement.

The transaction was accounted for under the purchase method. The purchase price allocation to assets and liabilities assumed in the transaction was:

Accounts receivable	$269,635
Vendor deposits	53,501
Fair value of property and equipment	25,736
Fair value of software	2,407,001
Accounts payable and accrued expenses	(180,468)
Income tax payable	(108,941)
Deferred tax liability	(10,700)
Deferred revenue	(5,764)
Net assets acquired	$2,450,000

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the years ended December 31, 2018:

For the Year Ended December 31,
2018
Net sales	$12,315,113
Net loss	$(1,015,932)
Net loss per share, basic and diluted	$(0.03)

January 2019 Transaction – IM Telecom Acquisition

Effective February 7, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest (the “PMSI”) dated as of February 5, 2018, with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom from its sole owner, Trevan Morrow.  The principal asset of IM Telecom was a “Lifeline Program” license (a Federal Communications Commission [the “FCC”] approved Compliance Plan), the transfer of ownership of required prior approval of the FCC.  Following the FCC approval of the transfer of the Lifeline Program license to us on October 23, 2018, the PSMI was completed on January 31, 2019.  At the closing, we also engaged Mr. Morrow as an independent consultant for ninety (90) days in consideration of $100 and granted him an incentive stock option to purchase 500,000 shares of our common stock at an exercise price of $0.20 per share. The incentive stock option to purchase 500,000 shares to Mr. Morrow was cancelled as discussed in NOTE 8.

The purchase price of $617,920 consisted of payments of debt and accounts payable made by the company on behalf of IM Telecom from the PMSI effective date of February 7, 2018, until January 31, 2019, the closing date. The purchase price allocation included the FCC license valued at $634,252, cash of $14,318, accounts receivable of $123,959, prepaid other assets of $2,400, furniture and equipment of $1,309. As part of the transaction, the Company also agreed to assume accounts payable of $24,271.

The transaction was accounted for under the purchase method. The purchase price allocation to assets and liabilities assumed in the transaction was:

Cash	$14,318
Accounts Receivable	123,959
Prepaid Expenses and Deposits	2,400
Furniture and Equipment at Fair Value	1,309
License	634,252
Accounts Payable	(24,271)
Note Payable	(168,277)
Net Assets Acquired	$583,690

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the years ended December 31, 2019, and 2018, as if IM Telecom and Apeiron Systems had been acquired on January 1, 2018:

	For the Year Ended December 31, 2019	For the Year Ended December 31, 2018
Net Sales	$9,237,739	$12,856,462
Net Profit (Loss)	$(1,624,585)	$(1,205,687)
Net profit (loss) per share, basic and diluted	$(0.04)	$(0.04)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of December 31, 2019, and 2018:

	December 31,
	2019	2018

Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	101,638
Billing Software	217,163	217,163
Office Equipment	86,887	86,887
	453,946	453,946
Less: Accumulated Depreciation and Amortization	(351,257)	(320,615)
Property and equipment, net	$102,689	$132,023

Depreciation and amortization amounted to $30,642 and $27,967 for the years ended December 31, 2019, and 2018, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 5.29% and 5.34%.

	December 31, 2019	December 31, 2018
Right-of-Use Assets	$151,472	$—
Less: Accumulated Depreciation	(72,888)	—
Right-of-Use, net	$78,584	$—

Depreciation amounted to $72,888 for the year ended December 31, 2019. Depreciation expense is included as a component of operating expenses in the accompanying statements of operations.

The Company has right-of-use assets through leases of property under three non-cancelable leases with terms in excess of one (1) year. The current lease liabilities expire September 1, 2020, January 1, 2021, and December 1, 2021. Lease payables as of December 31, 2019 are $82,090. Future lease liability payments under the terms of these leases are as follows:

2020	$69,148
2021	$12,942
Thereafter	$0
Total	$82,090
Less Current Maturities	$69,148
Long Term Maturities	$12,942

The weighted average term of the right-to-use leases is 14.5 months recorded with a weighted average discount of 2.84%.

The Company also leases two office spaces on a month-to-month basis. Total lease expense for the year ended December 31, 2019, and 2018 amounted to $67,889 and $142,248, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions:

	December 31, 2019	December 31, 2018
Customer Lists	$1,135,961	$1,135,961
Software	2,407,001	2,407,001
License	634,252	—
Less: Accumulated Amortization	(1,938,296)	(1,052,040)
Intangible Assets, net	$2,238,918	$2,490,922

Amortization expense amounted to $886,256 and $100,707 for the years ended December 31, 2019 and 2018, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Amortization expense is expected to be as follows:

2020	$802,334
2021	$802,332

Intangible Assets with indefinite useful life consist of a license granted by the FCC:

The License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The License was acquired through an acquisition. The fair market value of the License as of December 31, 2019, was $634,252.

NOTE 6 – LINES OF CREDIT

The Company has two lines of credit with a bank which provide aggregate maximum borrowing availability of $1,050,000 as of December 31, 2019, and 2018, respectively. The lines of credit are payable on demand and bear interest at a variable rate with rate ranges from 7.5% to 8.0%. Outstanding advances under these lines of credit arrangements amounted to $12,237 as of December 31, 2019, and $103,379 as of December 31, 2018. The lines of credit matured and were paid in full on January 5, 2020, and February 14, 2020.

The lines are secured by the general assets of the Company and aggregate amounts drawn under the lines of credit may be limited to a borrowing base, as defined. The revolving lines of credit are guaranteed by an officer of the Company.

NOTE 7 – AMOUNT DUE TO STOCKHOLDER

As of January 1, 2018, D. Sean McEwen was owed $191,500. This advance matured and final payment was received in October 2019.

During 2018, Gary Stevens advanced the Company $100,000. The amount was used for working capital purposes. The note consisted of a $5,000 loan fee, plus an annual interest rate of 8.00%. This amount was settled in full in April 2018.

During 2019, Joshua Ploude, CEO of Apeiron Systems, advanced the Company $200,000. The amount was used to provide a vendor security deposit. The note bears a 10% per annum interest rate until May 1, 2019, at which time, will increase to 12% per annum. The note had an original maturity date of July 10, 2019. The loan has been extended without a defined maturity end date. The amount due as of December 31, 2019, was $151,356.

The total amount of repayment for the years ended December 31, 2019, and 2018, to stockholders was $147,251 and $132,175, respectively.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of December 31, 2019, there are no legal proceedings, except the following:

On August 28, 2018, we filed a claim in AAA Arbitration against a former employee, Saul Glosser. In August 2019, the Company won an arbitration award (ratified by the court) from Mr. Glosser in the amount of $362,871 ($357,914 plus arbitrator compensation of $4,957). The award has been deemed final as Mr. Glosser has not preserved any outstanding issues for review. This matter has been settled. See NOTE 11.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Regulatory Determination

On May 17, 2019, IM Telecom was notified by the United States Administrative Company (“USAC”) of an over-payment of Universal Service Fund reimbursements in the amount of $168,277. On July 25, 2019, the Company entered into a Letter of Acknowledgement with the FCC and requested a 24-month payment plan regarding the repayment of the over-payment amounts. The FCC decision regarding the payment plan request is pending and is expected before June 30, 2020. As required by the Letter of Acknowledgement requirements, IM Telecom has made a good faith down payment in the amount of 10% of the total over-payment and continues to make regular monthly payments of 1/24th of the outstanding balance pending payment plan approval. The over-payment amount was recorded as a current acquisition expense.

The Company entered into a Settlement Agreement and Release with the former owner of IM Telecom regarding this matter, effective September 4, 2019, which was the date of delivery of the fully executed Settlement Agreement and Release that was dated August 22, 2019, and filed with the SEC on September 4, 2019. Under the Settlement Agreement, and as part of the previous owner’s obligations to indemnify and hold the Company harmless from any liability arising from the breach of any representations and warranties in the initial PSMI dated February 5, 2019, and filed with the SEC on February 6, 2019, which included this liability, the vested $0.20 per share 500,000 share incentive stock option grant that was awarded to the previous owner at the closing of the PSMI was cancelled and deemed null and void, and the previous owner was released from any liability for the $168,677 over-payment. All of the other terms and conditions of the PSMI remain in full force and effect, including the continuing indemnification provisions regarding all other representations and warranties.

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $225,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of December 31, 2019 and 2018. The letters of credit are not considered in the financial statements.

Going Concern

As the Company did not generate net income during the years ended December 31, 2019, and 2018, the Company has been dependent upon equity financing to support its operations. In addition to losses of $1,584,904 and $1,161,200 for the years ended December 31, 2019, and 2018, respectively, the Company has experienced cash provided by (used in) operations of $176,678 and $(1,011,453), respectively. The accumulated deficit as of December 31, 2019, is $5,896,977.

 The Company has ameliorated any substantial doubt issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; the acquisition of Apeiron Systems and IM Telecom; receiving cash investments through the private placement of shares of our common stock; and revenues from the growth of IM Telecom, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings.

Our overall goal was to increase profit margins through cost controls and selection of high margin product offerings. From 2018 to 2019 our profit margins increased from 19.6% to 31.3% respectively. Our net operations (pre-depreciation & amortization expenses) improved 49% from 2018 to 2019. While operating expenses were up by 13% we continue to streamline customer offerings to drive costs down over an extended period of time. We continue to be confident that with aggressive management and business development that we will continue to eliminate any going concern issues.

NOTE 9 – SEGMENT REPORTING

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

The reportable segments consist of Hosted Services, Mobile Services, Lifeline ETC and Lifeline VETC.

Hosted Services – This segment includes a suite of hosted CPaaS services including SIP/VoIP services, SMS/MMS, BOT integration, NLP (“Natural Language Processing”), ML, mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and numerous API driven services.  Apeiron Systems developed, owns and supports its services through its dedicated national telecommunications network. Apeiron Systems provides telecommunications services to application developers, call centers and small and medium size businesses. Apeiron Systems markets these services through the Apeiron Systems website, independent sales agents, ISOs and SCOs.

Mobile Services – This segment includes retail and wholesale cellular voice/text/data services and mobile data (IoT or “Internet of Things”) services. KonaTel consolidated its wholesale and retail services with Apeiron Systems’ hosted CPaaS services, providing Apeiron Systems with an expanded portfolio of mobile services to bundle with its existing services. Apeiron Systems’ mobile voice/text/data and mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers.  A wireless communications service reseller does not own the wireless network infrastructure over which services are provided to its customers.  Apeiron Systems’ mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided which can include, but is not limited to, phones, tablets, modems, routers and accessories. Apeiron Systems primarily markets its mobile services through independent sales agents and ISOs via the “Apeiron” brand.  These agents and ISOs generally market to small and medium sized businesses throughout the United States.  This type of marketing is also considered B2B (“Business to Business”) sales.

Lifeline ETC – This segment operates under its own FCC approved Compliance Plan and FCC wireless ETC designation in eight (8) states which currently include Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont and Wisconsin.  IM Telecom, operating under its Infiniti Mobile brand, currently markets its Lifeline service through its Internet presence, its storefront in Tulsa, Oklahoma and through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states and depending on government requirements, we may only provide voice/text service with no mobile data.

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

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Lifeline ETC	Lifeline VETC	Total
For the year ended December 31, 2019
Revenue	$2,616,830	$3,263,879	$695,654	$2,597,157	$9,173,520
Net Loss	$(540,934)	$(410,032)	$(204,217)	$(429,722)	$(1,584,904)
Depreciation and amortization	$430,255	$518,073	$17,641	$23,816	$989,786
Additions to property and equipment	$—	$—	$—	$—	$—

For the year ended December 31, 2018
Revenue	$—	$4,613,021	$—	$4,802,118	$9,415,139
Net Loss	$—	$(150,958)	$—	$(1,010,242)	$(1,161,200)
Depreciation and amortization	$—	$119,068	$—	$19,114	$138,182
Additions to property and equipment	$—	$—	$—	$—	$—

NOTE 10 – STOCKHOLDERS’ EQUITY

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

Stock Compensation

The Company offers stock option equity awards to directors and key employees. Options vested in tranches and expire in five (5) years. During the year ended December 31, 2019, and 2018, the Company recorded vested options expense of $338,333 and $602,163, respectively. The option expense not taken as of December 31, 2019, is $940,496, with a weighted average term of 3.0 years.

The stock option valuation as of December 31, 2019 was computer using the Black-Scholes-Merton pricing model using a stock price of $.15.2, a strike price of $.15, an expected term of five (5) years, volatility of 246.81% and a risk-free discount rate of 1.59%. The stock option valuation as of December 31, 2018 was computed using the Black-Scholes-Merton pricing model using a stock price of $.30, a strike price of $.22, an expected term of five (5) years, volatility of 331.63% and a risk-free discount rate of 2.70%. The option expense not taken as of December 31, 2018 is $602,163 with a weighted average term of 3.9 years.

The estimated grant-fair value of stock option grants was calculated using the Black-Scholes-Merton option-pricing model using the following assumptions:

Weighted average	278.0%	331.63%
Weighted average expected term (years)	3.0	3.9
Risk free interest rate	1.59%	2.70%
Expected dividend yield	—	—

The following table represents stock option activity as of and for the year ended December 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2017	3,850,000	$0.21	3.9	$—
Granted	400,000	$0.33	4.1
Exercised
Forfeited
Options Outstanding – December 31, 2018	4,250,000	$0.22	3.9	$536,250

Exercisable and Vested, December 31, 2018	2,349,000	$0.24	3.9	$258,390

In 2018, 400,000 share options were granted to four (4) members of the Board of Directors. Each member was granted 100,000 shares each.

The following table represents stock option activity as of and for the year ended December 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2018	4,250,000	$0.24	3.9	$—
Granted	1,100,000	$0.17	4.8
Exercised	—
Forfeited	(1,550,000)
Options Outstanding – December 31, 2019	3,800,000	$0.20	3.0	$—

Exercisable and Vested, December 31, 2019	3,400,000	$0.24	3.1	$—

In 2019, 1,100,000 share options were granted. 500,000 share options were granted as part of the acquisition of IM Telecom. 600,000 share options were granted to key employees. During the year, 1,550,000 share options were forfeited. The forfeited options were 1,000,000 from a key employee, 500,000 from the IM Telecom acquisition amendment, and 50,000 from a board member who had resigned prior to their vesting.

NOTE 11 – INCOME TAX

For the years ending December 31, 2019, and 2018, there were no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018, respectively, are as follows:

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$460,374	$109,271
Total gross deferred tax assets	460,374	109,271
Less: Deferred tax asset valuation allowance	(460,374)	(109,271)
Total net deferred tax assets	—	—

Deferred tax liabilities:
Federal	$—	$8,600
State - California	—	2,100

Total net deferred taxes	$—	$10,700

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2019 and 2018 were fully offset by a 100% valuation allowance. The total NOL as of December 31, 2019, is $2,192,257.

On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%.  In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet.  Given that the deferred tax assets are offset by a full valuation allowance, these changes did not have an impact on the Company’s financial position and net loss. However, if and when the Company becomes profitable, the Company will receive a reduced benefit from such deferred tax assets.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and with the exception of the following, no material subsequent events have occurred:

COVID-19 Pandemic

In March, 2020, the Company took measures to continue operations through stay-at-home orders related to the COVID-19 pandemic. To date, the Company has seen no significant revenue or service delivery impacts as telecommunications services are considered essential under COVID-19 Declaration of National Emergency. The Company and its subsidiaries have benefitted from the CARES Act Paycheck Protection Program and per program guidelines, we intend to use the proceeds from these loans to satisfy future payroll liabilities.

Glosser Arbitration Settlement

On August 28, 2018, we filed a claim in AAA Arbitration against a former employee, Saul Glosser, and Mr. Glosser filed a counterclaim against us. Both matters were consolidated in KonaTel, Inc. vs. Saul Glosser, Case No. 01-18-0003-2772, with the American Arbitration Association (International Center for Dispute Resolution).

In August, 2019, the Company won an arbitration award (ratified by the court) from Mr. Glosser in the amount of $357,914, together with arbitrator’s compensation of $4,957, for a total award of $362,871; and Mr. Glosser’s counterclaim was found to be without merit. The Company and Mr. Glosser entered into a Settlement Agreement and Mutual Release on February 24, 2020, pursuant to which this matter was fully settled, resolving all claims, and Mr. Glosser paid the Company $300,000.

Apeiron Systems Working Capital Settlement

On December 31, 2018, KonaTel and the shareholders of Apeiron Systems, Inc. entered into an Agreement and Plan of Merger. Section 2.2 Estimated Net Working Capital and Section 2.3 Final Settlement of that agreement provided for a method to calculate and reconcile any surplus or deficit in net working capital amounts as of December 31, 2018. On November 22, 2019, KonaTel, Apeiron Systems and the Apeiron Systems’ shareholders reached an agreement on the final surplus net working capital amount of $310,129.57 owed by Apeiron Systems to the Apeiron Systems shareholders under the Apeiron Systems Merger Agreement. The net working capital amount was deemed to be payable by Apeiron Systems to the Apeiron Systems shareholders pro rata: 90% or $279,116.91 to Joshua Ploude and 10% or $31,012.96 to Vyacheslav Yanson.

On February 14, 2020, KonaTel, on behalf of Apeiron Systems, made a partial payment of $5,000 towards the surplus net working capital balance of $31,012.96 Apeiron owed to Mr. Yanson. On March 5, 2020, KonaTel, on behalf of Apeiron Systems, paid Yanson $26,012.96, representing the final payment of the surplus net working capital balance owed to Yanson. On March 8, 2020, KonaTel, on behalf of Apeiron Systems, paid Mr. Ploude $225,000. The remaining surplus net working capital balance of $54,116.61 will be paid to Mr. Ploude on or before December 31, 2020.

Euler Hermes/Sky Phone Settlement

Between March and July 2019 IM Telecom, LLC purchased wireless handsets from Sky Phone, LLC in the amount of $192,293.34. Subsequently, a dispute arose between the parties regarding the amount of the debt, a lack of sufficient transaction documentation and problems with some of the handsets. On or about December 2019 the debt was transferred to Euler Hermes North America Insurance Company. On April 22, 2020, the parties entered into an agreement to settle the matter whereby IM Telecom agreed to pay $80,000 in monthly payments of $4,000 over 20 months. The first payment was made on May 20, 2020.

TAG Mobile Bankruptcy Settlement

On or about January 4, 2018, KonaTel received a $50,000 payment from its customer, TAG Mobile, for previous telecommunications services it provided to TAG Mobile.  On October 5, 2017 (the “Petition Date”), creditors of TAG Mobile filed an involuntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”).  On January 30, 2018 (the “Relief Date”), the court entered an Order for Relief in an Involuntary Case, and on February 2, 2018, the court converted TAG’s bankruptcy case to a case under Chapter 11 of the Bankruptcy Code.

Subsequently, the bankruptcy trustee and the court determined the $50,000 payment received by KonaTel fell between the Petition Date and the Relief Date and was ordered returned.  On January 20, 2020, KonaTel and the bankruptcy trustee entered into a settlement agreement whereby KonaTel would return of $15,000 of the $50,000 payment.  Per the January 20, 2020, settlement agreement, KonaTel paid a total of $15,000 on or before April 24, 2020.  The matter was resolved and subsequently dismissed by the court on April 30, 2020.

SBA Paycheck Protection Program

On April 14, 2020 the operating companies of KonTel made loan applications to participate in the Small Business Administration’s Paycheck Protection Program created as a result of the COVID-19 pandemic. On April 15, 2020, the loan applications of Apeiron Systems, IM Telecom and KonaTel Nevada were approved and loan proceeds in the amounts of $101,800, $20,900 and $186,300, respectively, was received. KonaTel intends to follow all prescribed loan forgiveness guidelines provided by our local bank and the SBA by using these loan proceeds to fund employee payrolls through the 60-day period ending on June 15, 2020.

(This space intentionally left blank)

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During our two (2) most recent fiscal years, no independent accountant who was previously engaged as the principal accountant to audit our financial statements, or an independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned (or indicated it has declined to stand for re-election after the completion of the current audit) or was dismissed.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2019, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) determined that the internal controls over financial reporting are effective as of December 31, 2019, and that there are no material weaknesses in the Company’s internal controls over financial reporting as of such date.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to satisfy these requirements by providing the management’s report only.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2019.

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

ITEM 9B:  OTHER INFORMATION

None.

(This space intentionally left blank)

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
D. Sean McEwen	58	Chairman, President and CEO	December 2017
Brian R. Riffle	60	Chief Financial Officer	December 2017
Paul LaPier	61	Secretary	April 2020
		Vice President of Finance	November 2018
Matthew Atkinson*	37	Secretary	July 2017
Mark Savage*	53	Director	July 2017
Terry Addington*	67	Director	February 2018
Robert Beaty	50	Director	February 2018
Jeffrey Pearl	56	Director	October 2018

* Messrs. Atkinson, Savage and Addington resigned their respective director/officer positions subsequent to December 31, 2019, however, prior to the date of the filing of this Annual Report.

Background and Business Experience

D. Sean McEwen

Mr. McEwen is 58 years of age and founded KonaTel Nevada in 2014, a wireless data and voice service reseller, and currently focuses his efforts exclusively on our current and planned business operations. From 2011 to 2013, Mr. McEwen consulted with multiple international Mobile virtual network operators (“MVNOs”) in the U.S., Peru, Croatia and China. From 2010 to 2011, he served as a founding board member of One Fund, a NYSE listed (NYSE: ONEF) exchange traded fund. One Fund pioneered the “ETF of ETFs” concept, and in 2011, came to the attention of Russell Investments, known for their stock indices (i.e., the Russell 2000). Russell Investments purchased One Fund in 2011. In 2008, Mr. McEwen became a member of the venture/angel investment group, Sierra Angels (www.sierraangels.com) serving on several high-tech due diligence committees and participating in early stage funding transactions. In early 1983, after departing college prior to graduation, he co-founded Online Data Corp. Through a series of acquisitions/mergers, this company was eventually renamed “TriTech Software Systems” (www.tritech.com) “TriTech”. From 1983 to 1990, it developed custom strategic software applications for numerous businesses, including E. F. Hutton Life Insurance, Travel Lodge Hotels, Foodmaker (Jack in the Box restaurants), AT&T, UCSD’s Scripps Institute of Oceanography and Visa’s Plus Systems national ATM network.

In 1991, TriTech transformed from a custom software development firm to an enterprise software development and systems integration company specializing in mission critical public safety (e.g., police, fire, and EMS) telecom software solutions. TriTech’s flagship product, VisiCAD, was the world’s first 9-1-1 emergency dispatching system based on Microsoft technology with integrated GPS based tracking and predictive routing technology. In 1995, TriTech won the Microsoft Most Innovative Windows Application award competing against all Windows applications worldwide. In 1998, while Mr. McEwen was CEO, TriTech was named to the Inc. 500 as the 344th fastest growing privately held company in the United States. The following year, Bill Gates cited TriTech and VisiCAD in his book Business at the Speed of Thought as an example of a mission critical Windows based telecom system utilizing GPS.

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

Brian R. Riffle

Mr. Riffle is 60 years of age and the founder of CFO Strategies LLC of Johnstown, Pennsylvania (“CFO Strategies”), an accounting firm and consulting firm, which he founded in May 2008. CFO Strategies has thirteen (13) employees; approximately 180 small business clients and approximately 650 tax clients. It provides consulting, CFO, accounting, bookkeeping, payroll and tax services, including: CFO for businesses; entire accounting department for businesses; temporary staffing for businesses; complete payroll processing; CFO consulting and small business start-up services; and prepares taxes for corporations, small businesses, non-profits and individuals. Mr. Riffle is the Managing Partner and has extensive experience in various industries, including: Chief Financial Officer, healthcare industry; telecommunications, security, manufacturing and non-profit industries experience; Chief Executive Officer in the financial services industry and healthcare; Assistant

Controller in the retail industry; Consultant in non-profit, healthcare and event management arenas; governmental treasurer and board member for over thirty (30) years; and as a college instructor at Mount Aloysius College since 1994. He is also a Certified Public Accountant (May 1987).

Robert Beaty

Mr. Beaty is 50 years old and currently the President of AGS Construction Inc., a premier reconstruction company in Denver Metropolitan area. Previously, he was the founder and CEO of Impact Telecom, a leader in the telecommunications market, which focused on delivering flexible and effective solutions to carriers, businesses and homes. Impact Telecom is comprised of a family of brands all dedicated to innovation, affordability and execution.

Mr. Beaty brings twenty-three (23) years of experience in telecommunications and managing wholesale and commercial customer bases. Prior to starting Impact Telecom in 2005, he served as the Senior Vice President of Sales for ICG Communications. He helped guide ICG through bankruptcy and was a valued member of the senior executive team tasked with growing and managing the customer base.

He earned a B.A. in Psychology from the University of Kansas and his M.B.A. in Business Administration from Webster University.

Paul LaPier

Mr. LaPier is 61 years of age and has over twenty (20) years of telecommunications experience working for Fortune 500 companies and small/medium startup companies with annual revenues ranging from $1 million to $23 billion. During this time, Mr. LaPier has held various telecommunications related positions in the areas of finance, accounting, taxation, billing and regulatory (government) compliance. Immediately prior to joining KonaTel in 2018, he served as Finance Manager-Regulatory Fees/Taxes for British Telecom Americas, Inc., from July, 2016, to November, 2018; and has served as our Vice President of Finance since joining us in November, 2018.

Prior to British Telecom, Mr. LaPier served for over four years as CFO, then President, of US Connect, LLC, a regional wireless Lifeline carrier, from May, 2012, to July, 2016. While at US Connect, Mr. LaPier oversaw all company operations and the activation/management of over fifty (50) thousand lines of Lifeline service. Previously, Mr. LaPier served as Financial Controller of dPi Teleconnect, a regional prepaid wireline provider. While at dPi, he lead the creation of the financial and reporting platform for dPi Mobile, which later became the Lifeline carrier TAG Mobile.

Mr. LaPier has held other telecommunications related management positions across several regional and national telecommunications carriers, including Director of Taxes & Regulatory Reporting at Sage Telecom, a regional CLEC (Competitive Local Exchange Carrier). While at Sage, his responsibilities included overseeing all tax compliance, end user billing for 200,000 customers and regulatory compliance across 12 states. At VarTec Telecom and Excel Telecommunications, both national providers of long-distance service across 48 states, Mr. LaPier served as Director of Taxes & Regulatory Reporting. He has also served as a telecommunications and technology tax consultant for Price Waterhouse Coopers.

Mr. LaPier holds a Bachelor of Business Administration in Accounting from The University of Texas at Austin.

Jeffrey Pearl

Mr. Pearl is 56 years of age and brings more than thirty (30) years of Telecommunications/Cloud Service Provider experience to our Board of Directors. Jeffrey has experience in both the startup environment as well as working inside of some of the larger incumbent players, both privately held as well as publicly traded companies. This experience will assist us in building out our go to market strategy, focusing both on direct sales as well as the alternative channels of distribution. His extensive sales and marketing experience, knowledge of the marketplace and personal connections in the industry are valuable to us at this stage and throughout our evolution.

Jeffrey currently is involved in running three companies:

He is currently CEO and Co-founder of OTG Consulting, which was founded May 2016. OTG Consulting is a Sales Agency formed by a group of industry leaders in order to fill a gap in the marketplace. The group assists executives of SMB and Enterprise businesses as they make the move to cloud-based services. OTG Consulting works with most Carriers and service providers delivering solutions for voice and data Communications, Internet, hosting, managed services and other cloud offerings.

He also consults under PearlCom, a consulting practice Focusing on telecom companies and Service Providers which was founded in January 2016. PearlCom offers strategic advice, providing direction on sales management, technology implementation, product pricing and Positioning, bringing his 30 plus years of experience to the table, accelerating timelines and creating efficiencies.

Jeffrey also co-founded Secure View, where he is Chief Revenue Officer and Partner, which was founded in December 2016. Secure View is focused on delivering “best in class” unified IP-based security solutions.  Its systems are designed to be more accessible and simpler to use allowing customers to feel that their security needs are 100% covered providing peace of mind allowing them to focus elsewhere in their business. Secure View offers the experience, knowledge and technical understanding coupled with relationships with the players/partners needed to move security systems to the cloud.

Prior to starting and running these three companies, Jeffrey worked at Broadsoft (recently acquired by Cisco) July 2013 to May 2016, where he successfully ran North America Carrier Sales. In this role he cultivated strong relationships with C-Level executives within the major Telcos and Service Providers utilizing BroadSoft in the US. Under his guidance, his organization also pursued new relationships with startups and providers not utilizing BroadSoft. After successfully fulfilling those duties, Jeffrey was next tasked with starting an entirely new division: Channel Acceleration, focusing on some of the largest customers in and outside the US. In this role, Jeffrey and his teams engaged with executives and sales organizations to productively assist in accelerating their efforts around “Go to Market” strategies, sales training and sales assistance in the area of Hosted VoIP and SIP Trunking services. Prior to Broadsoft Jeffrey successfully started, operated and sold two VoIP companies.

Significant Employees

We have three (3) significant employees who are not executive officers of the Company, and who are expected to make a substantial contribution to the Company’s business, Nicholas Metherd as Vice President of IM Telecom, Joshua Ploude as CEO of Apeiron Systems and Vyacheslav “Slava” Yanson as CTO of Apeiron Systems. All three (3) of these employees have Employment Agreements with our respective wholly-owned subsidiaries.

Nick Metherd

Nicholas Metherd, 36, Vice President for IM Telecom, has over fifteen (15) years of telecommunications operational management experience.  Mr. Metherd worked at T-Mobile as a Call Center Manager where he was responsible for managing over ninety (90) agents, responding to 2.3M customer inquiries per year.  He has also held operational management roles at TAG Mobile, a Lifeline Eligible Telecommunications Carrier and at RealPage (NASDAQ: RP), an American multinational corporation that provides property management software solutions for the multifamily, commercial, single-family and vacation housing industries.  While serving as VP of Operations for TAG Mobile, Mr. Metherd oversaw the operation of over 160 customer service staff in three countries, FCC compliance requirements, vendor relations, IT Development, Logistics, Sales support, and over 400,000 cellular lines of service. His experience includes Project Management Office leadership, customer service management, information technology, business optimization, data analysis, and leadership development. For IM Telecom, Mr. Metherd is responsible for executing operational support of new IM Telecom products such as Lifeline+, expansion into new states, revenue assurance and financial modeling.

Joshua Ploude

Mr. Ploude is 43 years old.  Effective December 31, 2018, Apeiron Systems and Mr. Ploude executed and delivered a 36-month Employment Agreement under which Mr. Ploude will be the Chief Executive Officer of Apeiron Systems, with the attendant duties and responsibilities outlined in his Employment Agreement, at a monthly salary of $16,667.  The Employment Agreement has customary provisions regarding trade secrets; a one (1) year covenant not to compete; confidentiality; Apeiron Systems continued ownership of intellectual property; a duty to cooperate; free, fully-paid licensing to Apeiron Systems of inventions created by Mr. Ploude that he provides or incorporates into any Employer product or system during his employment with Apeiron Systems; and an assignment of Mr. Ploude’s interest in all relevant intellectual property utilized by Apeiron Systems, among other terms and conditions.

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

Mr. Ploude holds a Bachelor of Science in Political Science from UCLA and a Master of Science in Telecommunications Management from Golden Gate University.  He has had the following business experience since 1999: 1999-2005 - CTO of PCS1/Datavo - A facilities-based CLEC serving a California-wide footprint; 2006-2010 - President/CEO of Ethos Communications - A consultancy helping CLECs and ISPs with operational and technology development; 2010-2013 - CTO of TNCI - A facilities-based CLEC & ISP, serving a 48 state footprint; and 2013-Present - Co-Founder, CEO and President of Apeiron Systems.

Vyacheslav “Slava” Yanson

Mr. Yanson is 34 years old.  Effective December 31, 2018, Apeiron Systems and Mr. Yanson executed and delivered a 36-month Employment Agreement under which Mr. Yanson will be the Chief Technology Officer of Apeiron Systems, with the attendant duties and responsibilities outlined in his Employment Agreement, at a monthly salary of $12,500.  The Employment Agreement has customary provisions regarding trade secrets; a one (1) year covenant not to compete; confidentiality; Apeiron Systems continued ownership of intellectual property; a duty to cooperate; free, fully-paid licensing to Apeiron Systems of inventions created by Mr. Yanson that he provides or incorporates into any Employer product or system during his employment with Apeiron Systems; and an assignment of Mr. Yanson’s interest in all relevant intellectual property utilized by Apeiron Systems, among other terms and conditions.

Mr. Yanson is the CTO of Apeiron Systems.  As CTO of Apeiron Systems, he has overseen the development of all of Apeiron Systems software development operations, with a focus on code stewardship for sustainable operations at scale. Apeiron Systems’ business is built on an industry leading “BSS/OSS,” and Mr. Yanson has been responsible for this software platform and its integration to the network, product and external partners.  He has had the following business experience since 2006: 2006-2008 - Senior Framework Architect at Wiredrive - Cloud-media sharing platform for advertising, entertainment and consumer marketing companies; 2008-2010 - CTO of OneCubicle - Social collaboration and job search platform for college graduates; 2010-2012 - CTO and President of Killer Beaver - Software and Business Process Consultancy delivering scalable and automated solutions for clients of the company; 2012-2013 - Infrastructure Architect for Grail - news feed and video content aggregation and distribution platform; and 2013-Present - Co-Founder and CTO of Apeiron Systems.

Family Relationships

There are no family relationships between any of our officers and directors.

Involvement in Other Public Companies

Except as may be indicated above, none of our officers or directors is an “affiliate” of any other publicly held companies.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2019, and based upon a review of the filings contained in the Edgar Archives, all such required reports were believed to be timely filed.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  See Exhibit 14 in Part IV, Item 15. We anticipate that our Code of Ethics will be updated in the near future by our current Board of Directors.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because until our closing of the KonaTel Merger, we had only one (1) director and two (2) executive officers, and we believed that we were able to effectively manage the issues normally considered by a Nominating Committee and currently believe we can do without a Nominating Committee.

If we do establish a Nominating Committee, we will disclose our procedures in recommending nominees by our Board of Directors.

Audit Committee

We have not established an Audit Committee for the same reasons why we have not established a Nominating Committee, and a further review of this issue will no doubt be necessitated and undertaken by our management in the future.

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

Summary Compensation Table

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards (1)	sation	Total

D Sean McEwen, Chairman, President	2019	$11,500	$—	$—	$—	$215,589	$—	$227,089
and CEO	2018	$12,000	$—	$—	$—	$224,962	$—	$236,962
Brian R. Riffle, Chief	2019	$—	$—	$—	$—	$—	$41,107	$41,107
Financial Officer	2018	$—	$—	$—	$—	$—	$28,548	$28,548
Matthew Atkinson,	2019	$—	$—	$—	$—	$35,931	$—	$35,931
Former Secretary	2018	$—	$—	$—	$—	$37,494	$—	$37,494
Mark Savage, Former	2019	$—	$—	$—	$—	$35,931	$—	$35,931
Director	2018	$—	$—	$—	$—	$37,494	$—	$37,494
Charles L. Schneider, Jr., Former	2019	$200,000	$—	$—	$—	$—	$—	$200,000
Significant Employee	2018	$200,000	$—	$—	$—	$6,249	$—	$206,249
J. William Riner, Former Significant	2019	$33,367	$—	$—	$—	$—	$—	$33,367
Employee	2018	$175,000	$—	$—	$—	$3,749	$—	$178,749
Daniel Ryweck,	2019	$—	$—	$—	$—	$—	$—	$—
Former Director (2)	2018	$—	$—	$—	$2,501	$—	$—	$2,501
Jeffrey Pearl,	2019	$24,000	$—	$—	$—	$—	$—	$24,000
Director	2018	$4,000	$—	$—	$—	$—	$—	$4,000
Nick Metherd,	2019	$109,167	$—	$—	$—	$4,233	$—	$113,400
Significant Employee	2018	$—	$—	$—	$—	$—	$—	$—
Paul LaPier, Secretary and Vice	2019	$123,333	$—	$—	$—	$4,233	$—	$127,566
President of Finance	2018	$—	$—	$—	$—	$—	$—	$—
Robert Beaty,	2019	$24,000	$—	$—	$—	$—	$—	$24,000
Director	2018	$24,000	$—	$—	$—	$—	$—	$24,000
Dennis Miller, Former Director(3)	2018	$18,000	$—	$—	$—	$—	$—	$18,000
Terry Addington,	2019	$24,000	$—	$—	$—	$—	$—	$24,000
Former Director (4)	2018	$24,000	$—	$—	$—	$—	$—	$24,000

(1) See the heading “Outstanding Equity Awards” below.

(2) Mr. Ryweck was appointed as a director on July 6, 2016 and resigned on August 31, 2017. He was issued 50,000 shares valued at $0.05 per share on July 25, 2017, for services rendered and in consideration of a general release.

(3) Mr. Miller was appointed as a director February 12, 2018, and resigned on October 1, 2018.

(4) Mr. Addington was appointed as a director on February 12, 2018, and resigned on January 1, 2020.

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

The Employment Agreement has customary termination, trade secret and dispute resolution clauses, among others.

Securities Authorized for Issuance under Equity Compensation Plans

Outstanding Equity Awards

Name	Option awards					Stock awards
	Number of	Number of	Equity	Option	Option	Number	Market	Equity	Equity
	securities	securities	incentive	exercise	expiration	of	value of	incentive	incentive
	underlying	underlying	plan	price ($)	date	shares	shares	plan	plan
	unexercised	unexercised	awards;			or units	or units	awards;	awards;
	options (#)	options (#)	number of			of stock	of stock	number	market
	exercisable	unexercisable	securities			that	that	of	or
			underlying			have not	have not	unearned	payout
			unexercised			vested (#)	vested (#)	shares,	value of
			unearned					units or	unearned
			options (#)					other	shares,
								rights	units or
								that have	other
								not	rights
								vested (3)	that have
									not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark Savage (1)	0	250,000	250,000	$0.22	(1)	0		0
Matthew Atkinson (2)	0	250,000	250,000	$0.22	(2)	0		0
D. Sean McEwen (3)	0	1,500,000	1,500,000	$0.22	(3)	0		0
J. William Riner (4)	0	300,000	300,000	$0.20	(4)	0		0
Charles L. Schneider Jr. (5)	0	500,000	500,000	$0.20	(5)	0		0
John Shadek (6)	0	50,000	50,000	$0.20	(6)	0		0
Terry Addington (7)(8)	0	100,000	100,000	$0.33	(7)(8)	0		0
Robert Beaty (7)	0	100,000	100,000	$0.33	(7)	0		0
Dennis E. Miller (7)(8)	0	50,000	50,000	$0.33	(7)(8)	0		0
Jeffrey Pearl (7)(9)	0	100,000	100,000	$0.495	(7)(9)	0		0
Nick Metherd (10)	0	200,000	300,000	$0.20	(10)	200,000		0
Paul Lapier (10)	0	200,000	300,000	$0.20	(10)	200,000		0

(1)       These options vested on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five (5) years from vesting: 31,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019. Mr. Savage resigned as a director on May 6, 2020.

(2)       These options vested on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five (5) years from vesting: 31,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019. Mr. Atkinson resigned as the Secretary on April 15, 2020.

(3)       These options vested on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five (5) years from vesting: 187,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019.

(4)       These options all vested on the December 31, 2018, and do not expire for a period of five (5) years from vesting.

(5)       These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five (5) years from vesting: 500,000 shares exercisable December 18, 2018; December 18, 2019; and December 18, 2020.

(6)       These options vested on the date of grant, which was the Effective Time of the KonaTel Merger or December 18, 2017, and do not expire for a period of five (5) years.

(7)       As part of their designation as directors, Messrs. Addington, Beaty, Miller and Pearl will receive a monthly cash payment of $2,000; and a quarterly stock option grant of 25,000 shares of our common stock, with the shares being valued at 110% of the fair market value of the closing price of our common stock on the date of the grant or $0.33 per share.  These options expire five (5) years from the date of grant, which was February 12, 2018 (February 12, 2023); and they vest in 25,000 share tranches on May 12, 2018; August 12, 2018; November 12, 2018; and February 12, 2019. See the Summary Compensation Table above.

(8)       Mr. Miller resigned as a director on October 1, 2018; and Mr. Addington resigned as a director on January 1, 2020.

(9)       These options vested on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five years from vesting: 100,000 shares exercisable January 28, 2019, April 28, 2019, July 28, 2019 and October 28, 2019. Mr. Pearl was designated as a director on October 28, 2028, to fill the vacancy by the resignation of Mr. Miller.

(10)       These options vest on the following dates and are exercisable in the following tranches, as vested, and do not expire for a period of five years from grant date (October 24, 2019): 100,000 shares exercisable December 31, 2019; December 31, 2020; and December 31, 2021.

Compensation of Directors

Currently, and except for compensation of Mr. McEwen under his Employment Agreement and the $2,000 monthly compensation set out above for certain directors, our directors do not receive any compensation other than the Incentive Stock Options outlined above in this Item under the heading “Outstanding Equity Awards.”

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

Beneficial Owners

Name and Address of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership (1), (2) & (3)	Percent of Class (1), (2) & (3)

D. Sean McEwen	Common	22,000,000	49.9%
Matthew Atkinson	Common	4,200,000	9.5%
Mark Savage	Common	4,250,000	9.6%
Joshua Ploude	Common	6,300,000	15.7%

Security Ownership of Officers and Directors

Name and Address of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership (1), (2) & (3)	Percent of Class (1), (2) & (3)

D. Sean McEwen	Common	22,000,000	49.9%
Brian R. Riffle	Common	0	0%
Matthew Atkinson	Common	4,200,000	9.5%
Mark Savage	Common	4,250,000	9.6%
Robert Beaty	Common	100,000.23%
Jeffrey Pearl	Common	100,000.23%
All Officers and Directors as a Group	Common	30,650,000	69.5%

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

(2) Based on 40,692,286 issued and outstanding shares of common stock, together with 3,400,000 vested options, for a total of 44,092,286 issued (or issuable with respect to such options) and outstanding shares of common stock, as of the date of this Annual Report. SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within sixty (60) days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within sixty (60) days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) Messrs. Joshua Ploude and Vyacheslav Yanson acquired an aggregate of 7,000,000 shares of our common stock, 6,300,000 and 700,000 shares, respectively, under the Apeiron Systems Merger Agreement outlined in our 8-K Current Report dated December 31, 2018, and filed with the SEC on December 31, 2018. All of these shares are subject to the Shareholder Voting Agreement and the Lock-Up/Leak-Out Agreement described in this Item below.  Under the Shareholder Voting Agreement, Messrs. Ploude and Yanson have granted Mr. McEwen an irrevocable proxy to vote all shares owned by them for a period of two (2) years, among other terms and conditions; accordingly, Mr. McEwen is deemed to be the beneficial owner of approximately 22,000,000 shares of our outstanding 44,092,286 shares of common stock, which includes the 3,400,000 vested options referenced above.  The beneficial ownership of Mr. McEwen in the “Beneficial Owners” table includes 13,500,000 shares directly owned; 1,500,000 shares underlying personally owned vested options, all of which vested options can be exercised within sixty (60) days of the filing of this Annual Report; and the 7,000,000 shares of Messrs. Ploude and Yanson.

Apeiron Systems Shareholder Voting Agreement

Apeiron Systems Merger Shareholder Voting Agreement

The closing of the KonaTel Nevada Merger was subject, among other conditions, to the execution and delivery of a Shareholder Voting Agreement between the Company and Messrs. Ploude and Yanson, whereby Mr. McEwen was granted an irrevocable proxy to vote the respective shares of our common stock owned or acquired by each of the foregoing, together with various additional rights, including a right of veto on certain corporate actions, for a period of two (2) years, including corporate action regarding the following matters: (i) an increase in the compensation of any employee of the Company by more than $20,000 in any one calendar year and for these purposes, the term compensation included any form of remuneration or monetary benefit; (ii) the issuance of stock, the creation of a new class of stock, the grant of options or warrants, modification of any shareholder, option holder or warrant holder’s rights, grants, conversion rights or the taking of any other action that directly or indirectly diluted the outstanding securities of the Company, (iii) the issuance of debt in excess of $100,000 in the aggregate in any one (1) calendar year; (iv) the approval of a plan of merger, reorganization or conversion; (v) the sale, transfer or other conveyance of assets of the Company having an aggregate value in excess of $100,000 in any one (1) calendar year, other than in the ordinary course of the business; (vi) the entry into a contract or other transaction having a total aggregate contractual liability for the Company in excess of $100,000 in any one (1) calendar year; (vii) any change in the Bylaws of the Company modifying these requirements (all of which are included in our Amended and Restated Bylaws incorporated herein by reference as an Exhibit [see Part IV, Item 15, Exhibit 3(ii)]); and (viii) that Mr. McEwen be named as a “nominee” to the Board of Directors of the Company at any special or annual meeting of the Company’s shareholders to elect members to the Board of Directors and to vote all proxies provided to management in connection with any such meeting for Mr. McEwen as one of the “nominees” to our Board of Directors, so long as Mr. McEwen owns 5% or more of the outstanding shares of our common stock, among other provisions. The irrevocable proxy granted in the Shareholder Voting Agreement shall not prohibit any person whose shares are subject to the grant from depositing such person’s shares of common stock for public sale with a broker-dealer and allowing such broker-dealer to transfer such shares into “street name” for deposit with the Depository Trust Company; provided, however, so long as such person’s shares have not been publicly sold, they shall remain subject to the terms and provisions of the Shareholder Voting Agreement regardless of any such transfer without legend during the term of the Shareholder Voting Agreement. The Shareholder Voting Agreement also provides, however, that if Mr. McEwen has been removed as a director for cause by our shareholders and such removal has been confirmed by a Delaware court of competent jurisdiction under Delaware law, this “nominee” provision shall not be enforceable by Mr. McEwen and shall be void.

Lock-Up/Leak-Out Agreement

Apeiron Systems Merger Lock-Up/Leak-Out Agreement

Subject to compliance with all of the applicable provisions of SEC Rule 144 as now in effect or hereafter amended, including SEC interpretations thereof, or another available exemption from the registration provisions of the Securities Act, or an effective S-1 registration statement filed with the SEC under the Securities Act, which is accompanied by a “current” resale prospectus that includes the shares of common stock that are sought to be publicly sold by a shareholder subject to the Lock-Up/Leak-Out Agreement through a registered broker-dealer (respectively, a “Registration Statement,” the “Shareholder” and the “Shareholder Broker”), the Shareholder may only sell shares of common stock of the Company commencing on the later of six (6) months from December 31, 2018, which was the effective date of the Apeiron Systems Merger (the “Lock-Up Period”); provided, however, the Lock-Out Period shall not cover any common Stock owned by the Shareholder that is included in a Registration Statement, though the provisions of the Leak-Out Period (as defined below) shall continue to be applicable to the Shareholder and the common stock. The Lock-Up Period has expired. Following the Lock-Up Period, the Shareholder may sell the Common Stock as follows (the “Leak-Out Period”):

•

one (1) week, no more than the greater of (5%) of the total shares of the Company publicly traded on any nationally recognized medium of a stature no less than the OTC Pink Tier over the previous ten (10) trading days; or

•	one percent of the total outstanding shares of the Company as reported in the Company’s most recently filed SEC report or registration statement in the Edgar Archives of the SEC, divided by thirteen (13) weeks, which number may be updated from time to time, based upon the number of shares reflected as being outstanding in the Company’s SEC filings, on a non-cumulative basis, meaning that if the amount of shares allowed to be sold under this subparagraph are not sold in any specific week, that the unsold amount cannot be accumulated and sold in any subsequent week or weeks with the sale of other shares that are allowed to be sold in a specific week and that all of such sales be shall made at the “ask” price and not at the “bid” price for the Company’s shares in any applicable public market for such shares. Any sales made by “affiliates” of the Company during the Leak-Out Period are also subject to the standard volume limitations applicable to any “affiliate” of the Company under SEC Rule 144.

•	except as otherwise provided, all shares of common stock shall be sold by a covered shareholder in “broker’s transactions” and in compliance with the “manner of sale” requirements as those terms are defined in Rule 144 of the SEC during the Leak-Out Period.

•	an appropriate legend indicating that the Lock-Up/Leak-Out Agreement is in effect shall be imprinted on each stock certificate representing shares of common stock covered thereby, and the transfer records of the Company’s transfer agent shall reflect such resale restrictions.

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

Parents of the Smaller Reporting Company

We have no parents.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Marketplace Rule 4200(a)(15), which states that “Independent director” means “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”  None of the following named directors come within any of the exceptions to this definition regarding: being or having been an executive officer; having an employee-employer relationship with us; having received compensation from us in an amount in excess of $100,000; and having certain relationships with us, in the case of membership of a director on an audit committee, including applicable family relationships.  Accordingly, Messrs. Robert Beaty and Jeffrey Pearl, two (2) of our current directors, are independent directors.

(This space intentionally left blank)

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the years ended December 31, 2019, and 2018, respectively:

Fee Category	2019	2018
Audit Fees	$102,491	$40,500
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$102,491	$40,500

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

(This space intentionally left blank)

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

(a) Exhibits.

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
10.1	Schneider Settlement Agreement and Release	Filed herewith
10.2	Glosser Settlement Agreement and Mutual Release	Filed herewith
10.3	Ploude and Yanson Working Capital Settlement Agreement	Filed herewith
14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

IM Telecom Press Release Current Report

8-K Current Report dated February 19, 2019 and filed with the SEC on February 19, 2019.

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

Morrow Incentive Stock Option Agreement

Morrow Lock-Up/Leak-Out Agreement

Closing Memorandum (without Exhibits)

8-KA-1 Current Report of the February 7, 2018, and filed with the SEC on January 14, 2019.

8-K Current Report dated September 4, 2019, filed with the SEC on September 6, 2019.

Morrow Settlement Agreement and Release

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	May 11, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Date:	May 11, 2020	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 11, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	May 11, 2020	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Date:	May 11, 2020	By:	/s/ Robert Beaty
Robert Beaty
Director

Date:	May 11, 2020	By:	/s/ Jeffrey Pearl
Jeffrey Pearl
Director