Form 10-K/A
period 2019-12-31
KonaTel, Inc.
filed 2020-05-19
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

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

Explanatory Note

The Company is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the SEC on May 11, 2020 (the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020, deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC under Section 36 of the Exchange Act dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15,to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 1 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

The COVID-19 pandemic had a significant impact on our resources to timely communicate with our employees and those of our auditor’s personnel who have been primarily working from home for the Company to file, on a timely basis, its Annual Report for the year ended December 31, 2019.

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

KonaTel, Inc.

Date:	May 18, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Date:	May 18, 2020	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 18, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	May 18, 2020	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Date:	May 18, 2020	By:	/s/ Robert Beaty
Robert Beaty
Director

Date:	May 18, 2020	By:	/s/ Jeffrey Pearl
Jeffrey Pearl
Director

4