Form 10-Q
period 2020-03-31
KonaTel, Inc.
filed 2020-06-05
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Our common stock is quoted on the OTC Markets Group, Inc. (“OTC Markets”) “OTC Pink Tier” under the symbol “KTEL.”

APPLICABLE ONLY TOCORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	40,692,286 shares
Class	Outstanding as of June 5, 2020

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

Explanatory Note

We are relying on the SEC’s “Order under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies,” which is dated March 25, 2020, in Release No. 34-88465 (the “COVID-19 Revised Order”), which has exempted certain issuers impacted by COVID-19 from meeting certain filing deadlines for filing their reports under the Exchange Act for the period from March 1, 2020, to July 1, 2020. The current outbreak of COVID-19 has posed a significant impact on the Company to file, on a timely basis, its Quarterly Report that was due May 14, 2020 (the “Original Due Date”). Considering the lack of time for the compilation, dissemination and review of the information required to be presented and the importance of markets and investors to receive materially accurate information in the Quarterly Report, we determined to rely on the COVID-19 Revised Order to delay the filing of this Quarterly Report to no later than 45 days after the Original Due Date.

The COVID-19 pandemic has had a significant impact on our resources to communicate with our employees and those of our auditor’s personnel to timely complete, review and file of our 10-Q Quarterly Report for the quarter ended March 31, 2020.

In light of the current COVID-19 pandemic, the Company included the “Risk Factor” set forth in Part II, Item 1A, below, into its 10-K Annual Report for the year ended December 31, 2019, which was filed with the SEC on May 11, 2020.

2

KONATEL, INC.

FORM 10-Q

MARCH 31, 2020

PART I - FINANCIAL STATEMENTS

March 31, 2020

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and Cash Equivalents	$227,269	$191,474
Accounts Receivable, net	339,524	377,485
Inventory, Net	4,960	4,659
Prepaid Expenses	1,611	1,743
Total Current Assets	573,364	575,361

Fixed Asset
Property and Equipment, Net	98,641	102,689
Right of Use Assets, Net	142,148	78,584
Total Fixed Assets	240,789	181,273

Other Assets
Intangible Assets, Net	2,038,336	2,238,918
Other Assets	172,065	207,740
Total Other Assets	2,210,401	2,446,658
Total Assets	$3,024,554	$3,203,292

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,275,300	$1,223,195
Amount Due to Stockholder	102,313	151,357
Revolving Line of Credit	—	12,237
Note Payable - current portion	81,905	75,905
Lease Liabilities - current portion	108,645	69,148
Deferred Revenue	38,094	53,074
Customer Deposits	544	31,087
Total Current Liabilities	1,606,801	1,616,003

Long Term Liabilities
Lease Liabilities - long term	73,422	12,942
Note Payable - long term	19,626	50,603
Total Long Term Liabilities	93,048	63,545
Total Liabilities	1,699,849	1,679,548

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 40,692,286 outstanding and issued at March 31, 2020 and December 31, 2019	40,692	40,692
Additional Paid In Capital	7,390,286	7,380,029
Accumulated Deficit	(6,106,273)	(5,896,977)
Total Stockholders’ Equity	1,324,705	1,523,744
Total Liabilities and Stockholders’ Equity	$3,024,554	$3,203,292

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$1,957,355	$2,640,296
Cost of Revenue	1,192,177	1,503,460
Gross Profit	765,178	1,136,836

Operating Expenses
Payroll and Related Expenses	448,149	471,305
Operating and Maintenance	193,852	557,100
Bad Debt	1,500	—
Utilities and Facilities	8,867	35,819
Depreciation and Amortization	270,300	251,116
General and Administrative	12,743	41,902
Marketing and Advertising	944	21,614
Taxes and Insurance	18,814	45,070
Total Operating Expenses	955,169	1,423,926

Operating Loss	(189,991)	(287,090)

Other Income and Expense
Interest Income	1	676
Other Income	301,372	—
Interest Expense	(10,549)	(11,379)
Total Other Income and Expenses	290,824	(10,703)

Net Income (Loss)	$100,833	$(297,793)

Net Income (Loss) per Share	$0.00	$(0.01)
Weighted Average Outstanding Shares	40,692,286	40,692,286
Diluted Net Income (Loss) per Share	$0.00	$(0.01)
Weighted Average Outstanding Shares	44,092,286	43,067,286

See accompanying notes to unaudited condensed consolidated financial statements.

KONATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2020	40,692,286	$40,692	$7,380,029	$(5,896,977)	$1,523,744

Stock Based Compensation	—	—	10,257	—	10,257
Dividends Paid to Apeiron Systems shareholders	—	—	—	(310,129)	(310,129)
Net Income	—	—	—	100,833	100,833

Balances as of March 31, 2020	40,692,286	$40,692	$7,390,286	$(6,106,273)	$1,324,705

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2019	40,692,286	$40,692	$7,041,696	$(4,352,073)	$2,730,315

Value of Options Issued as Part of IM Telecom Acquisition	—	—	98,482	—	98,482
Stock Based Compensation	—	—	141,356	—	141,356
Net Loss	—	—	—	(297,793)	(297,793)

Balances as of March 31, 2019	40,692,286	$40,692	$7,281,534	$(4,649,866)	$2,672,360

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$100,833	$(297,793)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	270,300	251,116
Bad Debt	1,500	—
Stock-based Compensation	10,257	141,356
Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	36,461	203,712
Inventory	(301)	135
Prepaid Expenses	132	3,461
Accounts Payable and Accrued Expenses	(2,012)	(44,541)
Deferred Revenue	(14,980)	(10,154)
Customer Deposits	(30,543)	—
Other Assets	35,675	(199,573)
Net cash provided by operating activities	407,322	47,719

Cash Flows from Investing Activities
Cash Received in Acquisition of IM Telecom	—	14,318
Purchase of Assets	(3,168)	—
Asset Purchase of IM Telecom	—	(56,611)
Net cash (used in) investing activities	(3,168)	(42,293)

Cash Flows from Financing Activities
Payments received on Notes Receivables	—	25,001
Payments on Operating Lease Liabilities	(26,089)	(17,517)
Repayment of Revolving Lines of Credit	(12,237)	(22,147)
Repayment of Notes Payable	(24,977)	—
Advances made by Stockholder	—	200,000
Repayments of amounts due to Related Party and Seller	(49,044)	(27,564)
Dividends Paid to Apeiron shareholders	(256,012)	—
Net cash provided by (used in) financing activities	(368,359)	157,773

Net Change in Cash	35,795	163,199
Cash - Beginning of Year	191,474	56,510
Cash - End of Period	$227,269	$219,709

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,201	$14,297
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Asset Purchase of IM Telecom
Accounts Receivable	$—	$63,764
Prepaid Expense	$—	$950
Furniture and Equipment at Fair Market Value	$—	$1,309
Other Assets	$—	$1,450
Accounts Payable and Accrued Expenses, net of cash	$—	$(23,870)
License	$—	$658,452
Value of Options	$—	$98,482
Right of use assets obtained in exchange for new operating lease liabilities	$129,108	$113,035

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

On December 31, 2018, we acquired Apeiron Systems, Inc., a Nevada corporation d/b/a “Apeiron” (“Apeiron Systems”), which is also our wholly-owned subsidiary. Apeiron Systems was organized in 2013 and is an international hosted services CPaaS (“Communications Platform as a Service”) provider that designed, built, owns and operates its private core network, supporting a suite of real-time business communications services and Applications Programming Interfaces (“APIs”). As an Internet Telephony Service Provider (“ITSP”), Apeiron Systems holds a Federal Communications Commission (the “FCC”) numbering authority license. Some of Apeiron Systems’ hosted services include SIP/VoIP services, SMS/MMS processing, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), number services including mobile, toll free and DID landline numbers, SMS to Email services, Database Dip services, SD-WAN, voice termination, and numerous API driven services including voice, messaging, and network management.

On January 31, 2019, we acquired IM Telecom, LLC, an Oklahoma limited liability company, d/b/a “Infiniti Mobile” (“IM Telecom”), which became our wholly-owned subsidiary. Infiniti Mobile is an FCC licensed ETC (“Eligible Telecommunications Carrier”) and is one of 22 FCC licensed carriers to hold an FCC approved Lifeline Compliance Plan in the United States. Under the Lifeline program, Infiniti Mobile is currently authorized to provide government subsidized mobile telecommunications services to eligible low-income Americans currently in eight (8) states.

Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2019.

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

Basis of Consolidation

The condensed consolidated financial statements include the Company and three (3) wholly-owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems and IM Telecom. The condensed consolidated balance sheet for year ended December 31, 2019, includes the Company and the wholly-owned corporate subsidiaries, KonaTel Nevada Apeiron Systems and IM Telecom. The condensed consolidated statements of operations, cash flows, and stockholders’ equity (deficit) for the three-month period ended March 31, 2019, include the Company and the three (3) wholly owned subsidiaries, KonaTel Nevada, Apeiron Systems and IM Telecom (February and March). All significant intercompany transactions are eliminated.

Net Income/(Loss) Per Share

Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2020, and March 31, 2019, there are 3,400,000 potentially dilutive common shares. The dilutive common shares are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

The following table reconciles the shares outstanding and net income (loss) used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$100,833	$(297,793)
Weighted average shares outstanding during period on which basic earnings per share is calculated	40,692,286	40,692,286
Effect of dilutive shares
Incremental shares under stock-based compensation	3,400,000	2,375,000
Weighted average shares outstanding during period on which diluted earnings per share is calculated	44,092,286	43,067,286

Earnings per share attributable to common stockholders
Basic earnings (loss) per share	$0.00	$(0.01)
Diluted earnings (loss) per share	$0.00	$(0.01)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from one (1) customer in the amount of $53,649, or 15.8%, of accounts receivables. As of December 31, 2019, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amounts of $89,078, or 24.4%, $77,662, or 21.3% and $48,475, or 13.3%, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the three months ended March 31, 2020, the Company had one (1) wholesale customer that accounted for $555,826, or 28.4%, of revenue. For the three months ended March 31, 2019, the Company had one (1) cellular partner that accounted for $728,649, in contractually obligated commission payments or 27.6% of revenue.

Effect of Recent Accounting Pronouncements

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

NOTE 2 – TRANSACTIONS

January 2019 Transaction – IM Telecom Acquisition

Effective February 7, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest (the “PMSI”) dated as of February 5, 2018, with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom from its sole owner, Trevan Morrow.  The principal asset of IM Telecom was a “Lifeline Program” license (an FCC approved Compliance Plan), the transfer of ownership of which required prior approval of the FCC. Following the FCC approval of the transfer of the Lifeline Program license to us on October 23, 2018, the PSMI was completed on January 31, 2019.  At the closing, we also engaged Mr. Morrow as an independent consultant for ninety (90) days in consideration of $100 and granted him an incentive stock option to purchase 500,000 shares of our common stock at an exercise price of $0.20 per share. The incentive stock option to purchase 500,000 shares was cancelled under a Settlement Agreement and Release between the Company and Mr. Morrow dated September 4, 2019, under the indemnifying obligations of Mr. Morrow under the PSMI, as amended, by reason of an overpayment made to IM Telecom of $168,677.

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

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the three months ended March 31, 2020, and 2019 respectively, as if IM Telecom and Apeiron Systems had been acquired on January 1, 2018:

	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Net Sales	$1,957,355	$2,706,577
Net Profit (Loss)	$100,833	$(262,939)
Net profit (loss) per share, basic and diluted	$0.00	$(0.01)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of March 31, 2020, and December 31, 2019:

	March 31, 2020	December 31, 2019
Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	90,055	86,887
	457,114	453,946
Less: Accumulated Depreciation and Amortization	(358,473)	(351,257)
Property and equipment, net	$98,641	$102,689

Depreciation and amortization amounted to $7,215 and $7,216 for the three months ended March 31, 2020, and 2019, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 5.29% and 5.34%.

	March 31, 2020	December 31, 2019
Right-of-Use Assets	$261,476	$151,472
Less: Accumulated Depreciation	(119,328)	(72,888)
Right-of-Use, net	$142,148	$78,584

Depreciation amounted to $62,502 and $18,140 for the three months ended March 31, 2020, and 2019, respectively. Depreciation expense is included as a component of operating expenses in the accompanying statements of operations.

The Company has right-of-use assets through leases of property under three non-cancelable leases with terms in excess of one (1) year. The current lease liabilities expire January 1, 2021, December 1, 2021, and May 15, 2022. Future lease liability payments under the terms of these leases are as follows:

2020	$90,987
2021	$70,613
2022	$20,467
Total	$182,067
Less Current Maturities	$108,645
Long Term Maturities	$73,422

The Company also leases two (2) office spaces on a month-to-month basis. Total lease expense for the three months ended March 31, 2020, and 2019 amounted to $3,468 and $21,028, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful like consist of licenses, customer lists and software that were acquired through acquisitions.

Intangible Assets with indefinite useful life consist of a license granted by the FCC.

The License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The License was acquired through an acquisition. The fair market value of the License as of March 31, 2020 was $634,252.

	March 31, 2020	December 31, 2019
Customer Lists	$1,135,961	$1,135,961
Software	2,407,001	2,407,001
License	634,252	634,252
Less: Accumulated Amortization	(2,138,878)	(1,938,296)
Intangible Assets, net	$2,038,336	$2,238,918

Amortization expense amounted to $200,583 and $225,760 for the three months ended March 31, 2020, and 2019, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Amortization expense is expected to be as follows:

2020	$601,751
2021	$802,332

NOTE 6 – AMOUNT DUE TO STOCKHOLDER

During 2019, Joshua Ploude, CEO of Apeiron Systems, advanced the Company $200,000. The amount was used to provide a vendor security deposit. The note bears a 10% per annum interest rate until May 1, 2019, at which time, the interest rate will increase to 12% per annum. The note had an original maturity date of July 10, 2019. The loan has been extended without a defined maturity end date. The amount due as of March 31, 2020, was $102,313.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of March 31, 2020, there are no legal proceedings, except the following:

In August, 2019, the Company won an arbitration award (ratified by the court) from Mr. Glosser in the amount of $357,914, together with arbitrator’s compensation of $4,957, for a total award of $362,871; and Mr. Glosser’s counterclaim was found to be without merit. The Company and Mr. Glosser entered into a Settlement Agreement and Mutual Release on February 24, 2020, pursuant to which this matter was fully settled, resolving all claims, and Mr. Glosser paid the Company $300,000. The settlement amount was recorded and reported as other income.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $60,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of March 31, 2020, and December 31, 2019. The letters of credit are not considered in the financial statements.

NOTE 8 – SEGMENT REPORTING

The Company operates within four (4) reportable segments. The Company’s management evaluates performance and allocates resources based on the profit or loss from operations. Because the Company is a service business with very few physical assets, management does not use total assets by segment to make decisions regarding operations, and therefore, the total assets disclosure by segment has not been included.

The reportable segments consist of Hosted Services, Mobile Services, Lifeline ETC and Lifeline VETC.

Hosted Services – This segment includes a suite of hosted CPaaS services including SIP/VoIP services, SMS/MMS, BOT integration, mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and numerous API driven services.  Apeiron Systems developed, owns and supports its services through its dedicated national telecommunications network. Apeiron Systems provides telecommunications services to application developers, call centers and small and medium size businesses and markets these services through its website, independent sales agents, ISOs and SCOs.

Mobile Services – This segment includes retail and wholesale cellular voice/text/data services and mobile data (IoT or “Internet of Things”) services. The Company consolidated its wholesale and retail services with Apeiron Systems’ hosted CPaaS services, providing Apeiron Systems with an expanded portfolio of mobile services to bundle with its existing services. Apeiron Systems’ mobile voice/text/data and mobile data services are supported by a blend of reseller agreements with selected national wireless carriers and national wireless wholesalers.  A wireless communications service reseller does not own the wireless network infrastructure over which services are provided to its customers.  Apeiron Systems’ mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid or pre-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Apeiron Systems primarily markets its mobile services through independent sales agents and ISOs via the “Apeiron” brand.  These agents and ISOs generally market to small and medium sized businesses throughout the United States.  This type of marketing is also considered B2B (“Business to Business”) sales.

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

Lifeline VETC – This segment operates through a single VETC agent agreement with another ETC.  We no longer distribute Lifeline service under this single VETC agent agreement; however, we continue to collect monthly commissions for those Lifeline lines that we distributed and which remain active under this single VETC agent agreement.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Lifeline ETC	Lifeline VETC	Total
For the three-month period ended March 31, 2020
Revenue	$978,675	$500,251	$326,341	$152,088	$1,957,355
Net Income	$63,092	$(42,254)	$30,065	$49,930	$100,833
Depreciation and amortization	$10,584	$17,217	$10,739	$31,760	$270,300
Additions to property and equipment	$—	$—	$—	$—	$—

For the three-month period ended March 31, 2019
Revenue	$715,664	$726,188	$169,471	$1,028,973	$2,640,296
Net Loss	$24,178	$(31,010)	$(135,192)	$(107,414)	$(297,794)
Depreciation and amortization	$68,066	$69,067	$16,118	$97,865	$251,116
Additions to property and equipment	$—	$—	$—	$—	$—

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has not issued any common stock through March 31, 2020, nor for the year ended December 31, 2019.

Stock Compensation

The Company offers stock option equity awards to directors and key employees. Options vested in tranches and expire in five (5) years. During the three months ended March 31, 2020, and 2019, the Company recorded vested options expense of $10,257 and $141,356, respectively. The option expense not taken as of March 31, 2020, is $954,900, with a weighted average term of 2.9 years.

The following table represents stock option activity as of and for the three months ended March 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2019	3,800,000	$0.21	3.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding – March 31, 2020	3,800,000	$0.21	3.0	$—

Exercisable and Vested, March 31, 2020	3,400,000	$0.21	2.9	$—

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and with the exception of the following, no material subsequent events have occurred:

Euler Hermes/Sky Phone Settlement

Between March and July 2019, IM Telecom purchased wireless handsets from Sky Phone, LLC in the amount of $192,293.34. Subsequently, a dispute arose between the parties regarding the amount of the debt, a lack of sufficient transaction documentation and problems with some of the handsets. On or about December, 2019, the debt was transferred to Euler Hermes North America Insurance Company. On April 22, 2020, the parties entered into an agreement to settle the matter whereby IM Telecom agreed to pay $80,000 in monthly payments of $4,000 over twenty (20) months. The first payment was made on April 28, 2020.

SBA Paycheck Protection Program

On April 14, 2020, the operating companies of KonaTel made loan applications to participate in the Small Business Administration’s (the “SBA”) Paycheck Protection Program created as a result of the COVID-19 pandemic. On April 15, 2020, the loan applications of Apeiron Systems, IM Telecom and KonaTel Nevada were approved and loan proceeds in the amounts of $101,800, $20,900 and $186,300, respectively, were received. The Company intends to follow all prescribed loan forgiveness guidelines provided by our local bank and the SBA by using these loan proceeds to fund employee payrolls through the 56-day period ending on June 10, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, operating results and financial position.  Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Overview of Current and Planned Business Operations

Our Hosted Services (“CPaaS or Communications Platform as a Service”) include SIP/VoIP services, SMS/MMS, BOT integration, mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and numerous API driven services. Apeiron Systems developed, owns and supports its services through its dedicated national telecommunications network. Apeiron Systems provides telecommunications services to application developers, call centers and small and medium size businesses. It markets these services through the Apeiron Systems website, independent sales agents, ISOs (Independent Sales Organizations) and Social Media Optimization (“SCO”).

Our Mobile Services include our retail and wholesale cellular voice/text/data services and mobile data (IoT – “Internet of Things”) services. We consolidated our wholesale and retail mobile services with Apeiron Systems’ hosted CPaaS services, providing Apeiron Systems with a bundled portfolio of mobile and hosted CPaaS services. Its mobile voice/text/data and mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers.  A wireless communications service reseller does not own the wireless network infrastructure over which services are provided to its customers.  Apeiron Systems’ mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided which can include, but is not limited to, phones, tablets, modems, routers and accessories. It primarily markets its mobile services through independent sales agents and ISOs via the “Apeiron” brand. These agents and ISOs generally market to small and medium sized businesses throughout the United States.  This type of marketing is also considered B2B (“Business to Business”) sales.

Our Lifeline ETC services operate under its own FCC approved Compliance Plan and FCC wireless ETC designation in eight (8) states which currently include Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont, and Wisconsin.  IM Telecom, operating under its Infiniti Mobile brand, currently markets its Lifeline service through its Internet presence, its storefront in Tulsa, Oklahoma, and through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states, and depending on government requirements, we may only provide voice/text service with no mobile data.

Our Lifeline VETC services operate through a single VETC agent agreement with another ETC.  We no longer distribute Lifeline service under this single VETC agent agreement; however, we continue to collect monthly commissions for those Lifeline lines that we distributed and which remain active under this single VETC agent agreement.

Results of Operations

Comparison of the quarter ended March 31, 2020, to the quarter ended March 31, 2019

For the quarter ended March 31, 2020, we had $1,957,355 in revenues from operations compared to the quarter ended March 31, 2019, where we had $2,640,296 in revenue from operations. The cost of revenue for the quarter ended March 31, 2020, was $1,192,177, compared to $1,503,460 for the quarter ended March 31, 2019. We had a gross profit of $765,178 for the quarter ended March 31, 2020, and $1,136,836 for the quarter ended March 31, 2019.

For the quarter ended March 31, 2020, and the quarter ended March 31, 2019, total operating expenses were $955,169 and $1,423,926, respectively, for a decrease of $468,757.

For the quarter ended March 31, 2020, non-operating expenses were interest income of $1, other income of $301,372 (from an arbitration settlement) and interest expense of $10,549, compared to $676 interest income and interest expense of $11,379 for the quarter ended March 31, 2019.

For the quarter ended March 31, 2020, we had net income of $100,833. For the quarter ended March 31, 2019, we had a net loss of $297,793.

In comparing our Statements of Operations between the three-month periods ended March 31, 2020, and 2019, the Company continued the process of diversifying the service mix. Gross Revenue from Hosted Services and Lifeline ETC were new services added through acquisitions and accounted for 66.7% of the total gross revenue for the three months ended March 31, 2020. Mobile services showed a decline of 26.5%, and Lifeline VETC showed a decrease of 84.5% in gross revenue for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. Gross profit margin overall was 39.0% for the three months ended March 31, 2020, compared to 43.1% for the three months ended March 31, 2019. Hosted services and Lifeline ETC gross profit margin was 51.6% and 52.17%, respectively, for the three months ended March 31, 2020. Mobile services gross profit margin was 9.2% compared to 6.2% for the three months ended March 31, 2020, and 2019, respectively. Lifeline VETC gross profit margin was 37.4% compared to 70.5% for the three months ended March 31, 2020, and 2019, respectively.

 Liquidity and Capital Resources

As of March 31, 2020, we have $227,269 in cash and cash equivalents on hand.

In comparing liquidity between the three-month periods ending March 31, 2020, and March 31, 2019, cash and short-term assets decreased by 0.3%. Liabilities and total overall debt showed a 1.2% increase in the three-month period ending March 31, 2020, when compared to March 31, 2019. Going forward, equity investment and growth of new services is expected to provide the liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) remained at .36 as of March 31, 2020, compared to December 31, 2019. Working capital increased by 0.7%.

Cash Flow from Operations

During the three months ended March 31, 2020, cash flow provided by operating activities was $407,322 and for the three months ended March 31, 2019, cash flow provided by operating activities was $47,719. Cash flows provided by operating activities were primarily attributable to the Company’s other income and dividends paid for the three months ended March 31, 2020.

Cash Flows from Investing Activities

During the three months ended March 31, 2020, and the three months ended March 31, 2019, cash flow used in investing activities was $3,168 and $42,293, respectively. The cash flow from investing activities for the three months ended March 31, 2020, were from an asset purchase. The cash flow from investing activities for the three months ended March 31, 2019, was derived from the purchase of IM Telecom.

Cash Flows from Financing Activities

During the three months ended March 31, 2020, and the three months ended March 31, 2019, cash flow provided by (used in) financing activities was ($368,359) and $157,773, respectively. The funds used in financing comprised repayment of $12,237 on revolving lines of credit, $26,089 principal payments on lease liabilities and $49,044 in repayments due to a stockholder for the three months ended March 31, 2020.

Going Concern

The Company for the three months ended March 31, 2020 generated net income of $100,833 derived from other income of $301,372. For the three months ended March 31, 2019, the net loss was $297,793. The Company has sustained itself through the operations of the business as is indicated by net cash provided by operations of $126,333 and $72,720 for the three months ended March 31, 2020, and 2019, respectively. The accumulated deficit as of March 31, 2020 is $6,106,273.

The Company has ameliorated any substantial doubt issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; the acquisitions of Apeiron Systems and IM Telecom; receiving cash investments through the private placement of shares of our common stock; and revenues from the growth of IM Telecom, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings.

Our overall goal was to increase profit margins through cost controls and selection of high margin product offerings. Our profit margins were 39% and 43% for the three months ended March 31, 2020, and 2019, respectively. Our overall expenses were decreased from $1,423,926 for the three months ended March 31, 2019, to $955,169 for three months ended March 31, 2020. We continue to be confident that with aggressive management and business development that we will continue to eliminate any going concern issues.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the period ended March 31, 2020.

Critical Accounting Policies

Net Loss Per Share

Basic loss per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2020, and December 31, 2019, there are 3,400,000 potentially dilutive common shares. The dilutive common shares are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables, cash, and cash equivalents.

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from one (1) customer in the amount of $53,649, or 15.8%, of accounts receivables. As of December 31, 2019, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amounts of $89,078, or 24.4%, $77,662, or 21.3% and $48,475, or 13.3%, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular providers. For the three months ended March 31, 2020, the Company had one (1) customer that accounted for $555,826, or 28.4%, of revenue. For the three months ended March 31, 2019, the Company had one (1) cellular partner that accounted for $728,649 in contractually obligated commission payments or 27.6% of revenue.

Effect of Recent Accounting Pronouncements

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

Item 4.  Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2020, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate as of March 31, 2020. Prior to this period, we achieved effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, documentation of related transactions and other complex accounting procedures. These control improvements were achieved through the implementation of a Vice President of Finance function and additional segregation of duties and responsibilities as well as multi-level review procedures to validate accounts and financial results. The Company also currently has two independent directors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Item 1A. Risk Factors, Part I, commencing on page 11, of the Company’s 10-K Annual Report for the fiscal year ended December 31, 2019, filed with the SEC on May 11, 2020, for a list of “Risk Factors,” which Annual Report can be accessed by Hyperlink in Part II, Item 6 hereof.

The following risk factor regarding the COVID-19 pandemic was one of the risk factors included in the Company’s 10-K Annual Report for the year ended December 31, 2019:

“Our business operations could be impacted by the current world health crisis.

On January 30, 2020, the World Health Organization declared the coronavirus (the ‘COVID-19’) outbreak a “Public Health Emergency of International Concern,” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which we operate. While it is unknown how long these conditions will last and what the complete financial affect will be on us, to date and as a result of actions taken by management to mitigate a material impact to our financial statements or our operational results, we are not currently experiencing a material impact to our financial statements or our results of operations; however, a pandemic typically results in social distancing, travel bans and quarantines, which may result in limited access to our facilities, customers, management, support staff and professional advisors.  These, in turn, may not only impact our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event.  Given our small staff, if a key member of our team were disabled by COVID-19, it could have a material negative impact on our business.  Also, it may substantially hamper our efforts to provide our investors with timely information and to comply with our filing obligations under the Exchange Act with the SEC. If this pandemic were to last a prolonged period of time, we could see a decline in revenue due to the closure of customer businesses, which could then impact our ability pay our short-term debts. Our concentration of revenue from a small group of Apeiron Systems’ customers makes it reasonably possible that we are vulnerable to the risk of a long-term severe impact. Our dependence on certain suppliers to provide equipment to be distributed or sold to our customers could also be impacted if inventory shortages occur due to import or export restrictions resulting from the pandemic.”

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

Exhibits incorporated by reference:

8-K Current Report dated May 6, 2020, and filed with the SEC on May 13, 2020, regarding the extension of the filing of this Quarterly Report, among other unrelated matters.

Annual Report on Form 10-K for the year ended December 31, 2019, and filed with the SEC on May 11, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	June 5, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	June 5, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	June 5, 2020	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

