Form 10-Q
period 2020-06-30
KonaTel, Inc.
filed 2020-08-19
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Our common stock is quoted on the OTC Markets Group, Inc. (“OTC Markets”) “OTC Pink Tier” under the symbol “KTEL.”

APPLICABLE ONLY TOCORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	40,692,286 shares
Class	Outstanding as of June 30, 2020

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

2

KONATEL, INC.

FORM 10-Q

JUNE 30, 2020

PART I - FINANCIAL STATEMENTS

June 30, 2020

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and Cash Equivalents	$637,059	$191,474
Accounts Receivable, net	485,710	377,485
Inventory, net	4,004	4,659
Prepaid Expenses	1,480	1,743
Total Current Assets	1,128,253	575,361

Fixed Asset
Property and Equipment, net	91,425	102,689
Right of Use Assets, net	102,980	78,584
Total Fixed Assets	194,405	181,273

Other Assets
Intangible Assets, net	1,837,751	2,238,918
Other Assets	172,065	207,740
Total Other Assets	2,009,816	2,446,658
Total Assets	$3,332,474	$3,203,292

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,174,688	$1,223,195
Amount Due to Stockholder	99,597	151,357
Revolving Line of Credit	—	12,237
Note Payable - current portion	79,997	75,905
Lease Liabilities - current portion	100,186	69,148
Deferred Revenue	38,002	53,074
Customer Deposits	—	31,087
Total Current Liabilities	1,492,470	1,616,003

Long Term Liabilities
Lease Liabilities - long term	56,437	12,942
Note Payable - long term	306,556	50,603
Total Long Term Liabilities	362,993	63,545
Total Liabilities	1,855,463	1,679,548

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 40,692,286 outstanding and issued at June 30, 2020 and December 31, 2019	40,692	40,692
Additional Paid In Capital	7,400,543	7,380,029
Accumulated Deficit	(5,964,224)	(5,896,977)
Total Stockholders’ Equity	1,477,011	1,523,744
Total Liabilities and Stockholders’ Equity	$3,332,474	$3,203,292

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$2,257,193	$2,266,368	$4,214,548	$4,906,666
Cost of Revenue	1,378,868	1,680,233	2,571,045	3,318,897

Gross Profit	878,325	586,135	1,643,503	1,587,769

Operating Expenses
Payroll and Related Expenses	449,931	473,440	898,080	942,541
Operating and Maintenance	228,678	380,892	420,700	809,037
Bad Debt	190	—	1,690	—
Utilities and Facilities	7,623	5,008	16,490	59,773
Depreciation and Amortization	246,968	269,257	517,268	502,231
General and Administrative	12,568	36,432	27,135	78,334
Marketing and Advertising	872	6,104	1,816	21,469
Taxes and Insurance	23,312	22,618	42,126	69,893
Total Operating Expenses	970,142	1,193,751	1,925,305	2,483,278

Operating Loss	(91,817)	(607,616)	(281,802)	(895,509)

Other Income and Expense
Interest Income	—	664	1	1,341
Other Income	242,080	14,836	543,448	14,836
Interest Expense	(8,214)	(12,733)	(18,765)	(22,684)
Total Other Income and Expenses	233,866	2,767	524,684	(6,507)

Net Income/(Loss)	$142,049	$(604,849)	$242,882	$(902,016)

Net Income/(Loss) per Share	$0.00	$(0.01)	$0.01	$(0.02)

Weighted Average Outstanding Shares - Basic	40,692,286	40,692,286	40,692,286	40,692,286

Diluted Net Income/(Loss) per Share	$0.00	$(0.01)	$0.01	$(0.02)

Weighted Average Outstanding Shares - Diluted	44,092,286	43,342,286	44,092,286	43,342,286

See accompanying notes to unaudited condensed consolidated financial statements.

KONATEL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2020	40,692,286	$40,692	$7,380,029	$(5,896,977)	$1,523,744

Stock Based Compensation	—	—	20,514	—	20,514
Dividends Paid to Apeiron shareholders	—	—	—	(310,129)	(310,129)
Net Income	—	—	—	242,882	242,882

Balances as of June 30, 2020	40,692,286	$40,692	$7,400,543	$(5,964,224)	$1,477,011

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of April 1, 2020	40,692,286	$40,692	$7,390,286	$(6,106,273)	$1,324,705

Stock Based Compensation	—	—	10,257	—	10,257
Net Income	—	—	—	142,049	142,049

Balances as of June 30, 2020	40,692,286	$40,692	$7,400,543	$(5,964,224)	$1,477,011

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2019	40,692,286	$40,692	$7,041,696	$(4,352,073)	$2,730,315

Stock Based Compensation	—	—	274,417	—	274,417
Value of Options Issued as Part of IM Telecom Acquisition	—	—	98,482	—	98,482
Net Loss	—	—	—	(902,016)	(902,016)

Balances as of June 30, 2019	40,692,286	$40,692	$7,414,595	$(5,254,089)	$2,201,198

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of April 1, 2019	40,692,286	$40,692	$7,281,534	$(4,649,240)	$2,672,986

Stock Based Compensation	—	—	133,061	—	133,061
Net Loss	—	—	—	(604,849)	(604,849)

Balances as of March 31, 2019	40,692,286	$40,692	$7,414,595	$(5,254,089)	$2,201,198

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income/(Loss)	$242,882	$(902,016)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	517,268	502,231
Bad Debt	1,690	—
Stock-based Compensation	20,514	274,417
Amount recorded as loan forgiveness on SBA Covid-19 Loans	(229,003)	—
Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	(109,915)	370,021
Notes Receivable	—	50,001
Inventory	655	(773)
Prepaid Expenses	263	4,594
Accounts Payable and Accrued Expenses	(102,624)	(22,938)
Payments on Operating Lease Liabilities	(21,384)	(35,266)
Deferred Revenue	(15,072)	(25,712)
Customer Deposits	(31,087)	36,420
Other Assets	35,675	(196,082)
Net cash provided by operating activities	309,862	54,897

Cash Flows from Investing Activities
Cash Received in Acquisition of IM Telecom	—	14,318
Purchase of Assets	(3,168)	—
Asset Purchase of IM Telecom	—	(22,382)
Net cash (used in) investing activities	(3,168)	(8,064)

Cash Flows from Financing Activities
Repayment of Revolving Lines of Credit	(12,237)	(44,705)
Advances made by Stockholder	—	200,000
Proceeds from Federal SBA Covid-19 Loans	458,900	—
Repayments of amounts due to Related Party and Seller	(51,760)	(57,346)
Dividends Paid to Apeiron shareholders	(256,012)	—
Net cash provided by (used in) financing activities	138,891	97,949

Net Change in Cash	445,585	144,782

Cash - Beginning of Year	191,474	56,510
Cash - End of Period	$637,059	$201,292

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$17,174	$16,179
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Asset Purchase of IM Telecom
Accounts Receivable	$—	$63,764
Prepaid Expense	$—	$2,400
Furniture and Equipment at Fair Market Value	$—	$1,308
Accounts Payable and Accrued Expenses, net of cash	$—	$(23,872)
License	$—	$624,255
Value of Options	$—	$98,482
Right of use assets obtained in exchange for new operating lease liabilities	$129,108	$80,837

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

Basis of Consolidation

The condensed consolidated financial statements include the Company and three (3) wholly-owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems and IM Telecom. All significant intercompany transactions are eliminated.

Net Income/(Loss) Per Share

Basic income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are computed by using the “Treasury Stock Method,” which computes the number of new shares that may potentially be created by unexercised options. Diluted common share equivalents are stock based compensation options. The dilutive common shares for the three and six months periods ended June 30, 2019, are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

The following table reconciles the shares outstanding and net income/(loss) used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income/(loss)	$142,049	$(604,849)	$242,882	$(902,016)
Weighted average shares outstanding during period on which basic earnings per share is calculated	40,692,286	40,692,286	40,692,286	40,692,286
Effect of dilutive shares
Incremental shares under stock-based compensation	—	—	—	—
Weighted average shares outstanding during period on which diluted earnings per share is calculated	40,692,286	40,692,286	40,692,286	40,692,286

Earnings per share attributable to common stockholders
Basic earnings (loss) per share	$0.00	$(0.01)	$0.01	$(0.02)
Diluted earnings (loss) per share	$0.00	$(0.01)	$0.01	$(0.02)

Basic income/(loss) per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.

Dilutive common share equivalents are computed using the Treasury Stock Method, which computes the number of new shares that may potentially be created by unexercised options. The effects of incremental shares under stock-based compensation would be anti-dilutive because no options are in the money during the reporting periods. The number of shares that would have been reported had the options been in the money would have been 3,400,000 and 2,650,000 respectively for both the three month and six month periods ended June 30, 2020 and 2019.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables, cash, and cash equivalents.

All cash and cash equivalents are held at high credit financial institutions. These deposits are generally insured under the FDIC’s deposit insurance coverage; however, from time to time, the deposit levels may exceed FDIC coverage levels.

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $95,195 and $56,996, respectively, or 11.7%, of total accounts receivable. As of December 31, 2019, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amounts of $89,078, or 24.4%, $77,662, or 21.3% and $48,475, or 13.3%, respectively.

Concentration of Major Customer

 A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the six months ended June 30, 2020, the Company had one (1) customer that accounted for $1,309,330 or 31.1%, of revenue. For the six month period ended June 30, 2019, the Company had one customer that accounted for $1,346,791, or 27.4%, and one (1) cellular provider that accounted for $1,232,155, or 25.1%, of the total revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statement.

Emerging Growth Company

The Company is an emerging growth company and has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

NOTE 2 – TRANSACTIONS

January 2019 Transaction – IM Telecom Acquisition

Effective February 7, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest (the “PMSI”) dated as of February 5, 2018, with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom d/b/a “Infiniti Mobile” from its sole owner, Trevan Morrow.  The principal asset of IM Telecom was a “Lifeline Program” license (an FCC approved Compliance Plan), the transfer of ownership of which required prior approval of the FCC. Following the FCC approval of the transfer of the Lifeline Program license to us on October 23, 2018, the PSMI was completed on January 31, 2019.  At the closing, we also engaged Mr. Morrow as an independent consultant for ninety (90) days in consideration of $100 and granted him an incentive stock option to purchase 500,000 shares of our common stock at an exercise price of $0.20 per share. The incentive stock option to purchase 500,000 shares was cancelled under a Settlement Agreement and Release between the Company and Mr. Morrow dated September 4, 2019, under the indemnifying obligations of Mr. Morrow under the PSMI, as amended, by reason of an overpayment made to IM Telecom of $168,277.

The purchase price of $583,690 consisted of payments of debt and accounts payable made by the company on behalf of IM Telecom from the PMSI effective date of February 7, 2018, until January 31, 2019, the closing date. The purchase price allocation included the FCC license valued at $634,252, cash of $14,318, accounts receivable of $123,959, prepaid other assets of $2,400, furniture and equipment of $1,309. As part of the transaction, the Company also agreed to assume accounts payable of $24,271.

The transaction was accounted for under the purchase method. The purchase price allocation to assets and liabilities assumed in the transaction was:

Cash	$14,318
Accounts Receivable	123,959
Prepaid Expenses and Deposits	2,400
Furniture and Equipment at Fair Value	1,309
License	634,252
Accounts Payable	(24,271)
Note Payable	(168,277)
Net Assets Acquired	$583,690

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the six months ended June 30, 2020, and 2019, respectively, as if IM Telecom and Apeiron Systems had been acquired on January 1, 2018:

	For the Six Months Ended June 30, 2020	For the Six Months Ended June 30, 2019
Net Sales	$4,214,548	$4,972,947
Net Profit (Loss)	$242,882	$(936,870)
Net profit (loss) per share, basic and diluted	$0.00	$(0.02)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of June 30, 2020, and December 31, 2019:

	June 30, 2020	December 31, 2019
Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	90,055	86,887
	457,114	453,946
Less: Accumulated Depreciation and Amortization	(365,689)	(351,257)
Property and equipment, net	$91,425	$102,689

Depreciation and amortization related to Property and Equipment amounted to $14,432 and $14,432 for the six month periods ended June 30, 2020, and 2019, respectively; and $7,216 and $7,216 for the three month periods ended June 30, 2020, and 2019, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 5.29% and 5.34%.

	June 30, 2020	December 31, 2019
Right-of-Use Assets	$261,476	$151,472
Less: Accumulated Depreciation	(158,496)	(72,888)
Right-of-Use, Net	$102,980	$78,584

Depreciation amounted to $101,670 and $36,281 for the six months ended June 30, 2020, and 2019, respectively; and $39,168 and $18,141 for the three months ended June 30, 2020, and 2019, respectively. Depreciation expense is included as a component of operating expenses in the accompanying Condensed Consolidated Statements of Operations.

The Company has right-of-use assets through leases of property under three (3) non-cancelable leases with terms in excess of one (1) year. The current lease liabilities expire January 1, 2021, December 1, 2021, and May 15, 2022. Future lease liability payments under the terms of these leases are as follows:

2020	$63,371
2021	$72,646
2022	$20,606
Total	$156,623
Less Current Maturities	$100,186
Long Term Maturities	$56,437

The Company also leases two (2) office spaces on a month-to-month basis. Total lease expense for the six months ended June 30, 2020, and 2019, amounted to $6,685 and $37,200, respectively, for these leases.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions.

Intangible Assets with indefinite useful life consist of a Lifeline License granted by the FCC.

The Lifeline License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The Lifeline License was acquired through an acquisition. The fair market value of the License as of June 30, 2020, was $634,252.

	June 30, 2020	December 31, 2019
Customer Lists	$1,135,961	$1,135,961
Software	2,407,001	2,407,001
License	634,252	634,252
Less: Accumulated Amortization	(2,339,463)	(1,938,296)
Intangible Assets, net	$1,837,751	$2,238,918

Amortization expense amounted to $401,166 and $451,519 for the six months ended June 30, 2020, and 2019, respectively; and $200,583 and $225,759 for the three months ended June 30, 2020, and 2019, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations.

Amortization expense is expected to be as follows:

2020	$401,168
2021	$802,332

NOTE 6 – AMOUNT DUE TO STOCKHOLDER

During 2019, Joshua Ploude, CEO of Apeiron Systems, advanced the Company $200,000. The amount was used to provide a vendor security deposit. The note bears a 10% per annum interest rate until May 1, 2019, at which time, the interest rate will increase to 12% per annum. The note had an original maturity date of July 10, 2019. The loan has been extended without a defined maturity end date. The amount due as of June 30, 2020, was $99,597.

NOTE 7 – NOTES PAYABLE

In June 2020, the Company received a Small Business Administration (“SBA”) Emergency Injury Disaster Loan (“EIDL”) in the amount of $150,000. The maturity date of the 30-year note is June 2050. Interest will accrue at a rate of 3.75% per annum. Payments will begin in June 2021.

The Company also received three separate SBA Payroll Protection Loans in the amounts of $186,300, $101,800, and $20,900 for a total of $309,000. Each loan includes an interest rate of 1% and a maturity date of April 14, 2022; however, the Company believes that 100% of these loans will be forgiven based upon current loan SBA forgiveness guidelines. As of June 30, 2020, $79,997 has not been recorded as forgiven. The amount recognized as forgiven to date is $229,003 and has been recorded as Other Income.

In conjunction with the Notes Payable, the Company received $10,000 in an SBA Emergency Injury Disaster Grant. This amount was recorded as Other Income.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2020, there are no ongoing legal proceedings.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with certain cellular carriers in the aggregate amount of $60,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of June 30, 2020, and December 31, 2019. The letters of credit are not considered in the financial statements.

NOTE 9 – SEGMENT REPORTING

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

Lifeline ETC – This segment operates under its own FCC approved Compliance Plan and FCC wireless ETC designation in eight (8) states, which currently include Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont and Wisconsin.  IM Telecom, operating under its Infiniti Mobile brand, currently markets its Lifeline service through its Internet presence, its storefront in Tulsa, Oklahoma, and through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states, and depending on government requirements, we may only provide voice/text service with no mobile data.

Lifeline VETC – This segment operates through a single VETC agent agreement with another ETC.  Following our acquisition of IM Telecom, thereby securing our own FCC approved Lifeline ETC license, we are phasing out this segment and we no longer distribute Lifeline service under this single VETC agent agreement; however, we continue to collect monthly commissions for those Lifeline lines that we distributed and which remain active under this single VETC agent agreement.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Lifeline ETC	Lifeline VETC	Total
For the six months ended June 30, 2020
Revenue	$1,990,487	$1,087,306	$862,538	$274,217	$4,214,548
Net Loss	$(126,200)	$48,748	$378,471	$(58,137)	$242,882
Depreciation and amortization	$411,167	$49,887	$16,001	$40,213	$517,268
Additions to property and equipment	$—	$—	$—	$—	$—

For the three months ended June 30, 2020
Revenue	$1,011,813	$587,054	$536,197	$122,129	$2,257,193
Net Loss	$(189,291)	$91,001	$348,406	$(108,067)	$142,049
Depreciation and amortization	$200,583	$32,670	$5,262	$8,453	$246,968
Additions to property and equipment	$3,168	$—	$—	$—	$3,168

For the six months ended June 30, 2019
Revenue	$1,575,228	$1,347,719	$366,107	$1,617,612	$4,906,666
Net Loss	$(353,511)	$(137,665)	$(125,231)	$(285,609)	$(902,016)
Depreciation and amortization	$428,588	$38,239	$12,352	$23,052	$502,231
Additions to property and equipment	$—	$—	$—	$—	$—

For the three months ended June 30, 2019
Revenue	$859,564	$640,512	$171,873	$594,419	$2,266,368
Net Profit (Loss)	$(269,031)	$(54,331)	$(128,223)	$(153,264)	$(604,849)
Depreciation and amortization	$218,319	$16,545	$20,754	$13,639	$269,257
Additions to property and equipment	$—	$—	$—	$—	$—

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has not issued any common stock through June 30, 2020, nor for the year ended December 31, 2019.

Stock Compensation

The Company offers stock option equity awards to directors and key employees. Options vested in tranches and expire in five (5) years. During the six months ended June 30, 2020, and 2019, the Company recorded vested options expense of $20,514 and $274,417 respectively. For the three months ended June 30, 2020, and 2019, the Company recorded vested options expense of $10,257 and $133,061, respectively. The option expense not taken as of June 30, 2020, is $61,540, with a weighted average term of 2.9 years.

The following table represents stock option activity as of and for the six months ended June 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2019	3,800,000	$0.21	3.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding – June 30, 2020	3,800,000	$0.21	2.8	$—

Exercisable and Vested, June 30, 2020	3,400,000	$0.21	2.6	$—

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and no material subsequent events have occurred.

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

Overview of Current and Planned Business Operations

Our Hosted Services (“CPaaS or Communications Platform as a Service”) include SIP/VoIP services, SMS/MMS, BOT integration, mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and numerous API driven services. Apeiron Systems developed, owns and supports its services through its dedicated national telecommunications network. Apeiron Systems provides telecommunications services to application developers, call centers and small and medium size businesses. It markets these services through the Apeiron Systems website, independent sales agents, ISOs (“Independent Sales Organizations”) and Social Media Optimization (“SCO”).

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

Our Lifeline VETC services operate through a single VETC agent agreement with another ETC.  Following our acquisition of IM Telecom, thereby securing our own FCC approved Lifeline ETC license, we are phasing out this segment, and we no longer distribute Lifeline service under this single VETC agent agreement; however, we continue to collect monthly commissions for those Lifeline lines that we distributed and which remain active under this single VETC agent agreement.

Results of Operations

Comparison of the quarter ended June 30, 2020, to the quarter ended June 30, 2019

For the quarter ended June 30, 2020, we had $2,257,193 in revenues from operations compared to the quarter ended June 30, 2019, where we had $2,266,368 in revenue from operations. The cost of revenue for the quarter ended June 30, 2020, was $1,378,868, compared to $1,680,233 for the quarter ended June 30, 2019. We had a gross profit of $878,325 for the quarter ended June 30, 2020, and $586,135 for the quarter ended June 30, 2019.

For the quarter ended June 30, 2020, and the quarter ended June 30, 2019, total operating expenses were $970,142 and $1,193,751, respectively, for a decrease of $223,609.

For the quarter ended June 30, 2020, non-operating expenses were other income of $242,080 (expected PPP loan forgiveness) and interest expense of $8,214, compared to $644 interest income, other income of $14,836 and interest expense of $12,733 for the quarter ended June 30, 2019.

For the quarter ended June 30, 2020, we had net income of $142,049. For the quarter ended June 30, 2019, we had a net loss of $604,849.

In comparing our Condensed Consolidated Statements of Operations between the three month periods ended June 30, 2020, and 2019, respectively, the Company continued the process of diversifying the service mix. Gross Revenue from Hosted Services and Lifeline ETC were new services added through acquisitions and accounted for 68.6% of the total gross revenue for the three months ended June 30, 2020. Mobile services showed a decline of 8.3%, and Lifeline VETC, a segment of our business being phased out in favor of our Lifeline ETC business, showed a decrease of 79.5% in gross revenue for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Gross profit margin overall was 38.9% for the three months ended June 30, 2020, compared to 25.9% for the three months ended June 30, 2019. Hosted Services and Lifeline ETC gross profit margin was 23.2% and 49.5%, respectively, for the three months ended June 30, 2020. Mobile services gross profit margin was 49.3% compared to 24.6% for the three months ended June 30, 2020, and 2019, respectively. Lifeline VETC gross profit margin was 72.8% compared to 21.9% for the three months ended June 30, 2020, and 2019, respectively.

Comparison of the six months ended June 30, 2020, to the six months ended June 30, 2019

For the six months ended June 30, 2020, we had $4,214,548 in revenues from operations compared to the six months ended June 30, 2019, where we had $4,906,666 in revenue from operations. The cost of revenue for the six months ended June 30, 2020, was $2,571,045, compared to $3,318,897 for the six months ended June 30, 2019.

For the six months ended June 30, 2020, and the six months ended June 30, 2019, total operating expenses were $1,925,305 and $2,483,278, respectively, for a decrease of $557,973.

For the six months ended June 30, 2020, non-operating expenses were the interest income and other income of $543,449 and interest expense of $18,765, compared to $1,341 interest income, other income of $14,836 and interest expense of $22,684 for the six months ended June 30, 2019.

For the six months ended June 30, 2020, we had net income of $242,882. For the six months ended June 30, 2019, we had a net loss of $902,016.

In comparing our Condensed Consolidated Statements of Operations between the six month periods ended June 30, 2020, and 2019, the Company continued the process of diversifying the service mix. Gross Revenue from Hosted Services and Lifeline ETC were new services added through acquisitions and accounted for 67.7% of the total gross revenue for the six months ended June 30, 2020. Mobile services showed a decline of 19.3%, and Lifeline VETC showed a decrease of 83.0% in gross revenue for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. Gross profit margin overall was 39.0% for the six months ended June 30, 2020, compared to 32.4% for the six months ended June 30, 2019. Hosted Services and Lifeline ETC gross profit margin was 35.6% and 67.2%, respectively, for the six months ended June 30, 2020. Mobile services gross profit margin was 30.3% compared to 30.1% for the six months ended June 30, 2020, and 2019, respectively. Lifeline VETC gross profit margin was 67.2% compared to 23.0% for the six months ended June 30, 2020, and 2019, respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had $637,059 in cash and cash equivalents on hand.

In comparing liquidity between the six month periods ending June 30, 2020, and June 30, 2019, cash assets increased by 216.5%. This increase was due to increased business, increased cash-flow performance, and the government emergency programs. Liabilities and total overall debt showed a 2.4% increase in the three month period ended June 30, 2020, when compared to June 30, 2019. Going forward, equity investment and growth of new services are expected to provide the liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) improved to 0.73 as of June 30, 2020, compared to December 31, 2019, of 0.36. Working capital increased by 59.6%.

Cash Flow from Operations

During the six months ended June 30, 2020, cash flow provided by operating activities was $309,862, and for the six months ended June 30, 2019, cash flow provided by operating activities was $54,897. Cash flows provided by operating activities were primarily attributable to the Company’s other income and dividends paid for the six months ended June 30, 2020.

Cash Flows from Investing Activities

During the six months ended June 30, 2020, and the six months ended June 30, 2019, cash flow used in investing activities was $3,168 and $8,064, respectively. The cash flow from investing activities for the six months ended June 30, 2020, were from an asset purchase. The cash flow from investing activities for the six months ended June 30, 2019, was derived from the purchase of IM Telecom.

Cash Flows from Financing Activities

During the six months ended June 30, 2020, and the six months ended June 30, 2019, cash flow provided by (used in) financing activities was $138,891 and $97,949, respectively. The funds used in financing for the six months ended June 30, 2020, comprised of repayment of $12,237 on revolving lines of credit, $256,012 dividends paid to shareholders and $51,760 in repayments due to a stockholder. The funds provided by financing for the six months ended June 30, 2020, comprised of proceeds from four (4) separate Small Business Administration PPP and EIDL loans totaling $458,900.

Going Concern

For the six months ended June 30, 2020, the Company generated net income of $242,882.. For the six months ended June 30, 2019, the net loss was $902,016. The Company has sustained itself through the operations of the business as is indicated by net cash provided by operations of $309,862 and $54,897 for the six months ended June 30, 2020, and 2019, respectively. The accumulated deficit as of June 30, 2020, is $5,964,224

The Company has ameliorated any substantial doubt issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; diversification of our revenues through the acquisitions of Apeiron Systems and IM Telecom; receiving cash investments through the private placement of shares of our common stock during the first six months of 2018; and revenues from the growth of IM Telecom and Apeiron Systems, all of which have contributed to an improvement in our working capital, without the use of additional lines of credit, borrowings or additional cash investments beyond the initial private placement of shares of our common stock during the first six months of 2018.

Our overall goal was to diversify our sources of revenue and increase profit margins through cost controls and a shift to higher margin product offerings. Prior to acquiring Apeiron Systems and IM Telecom, we derived nearly 100% of our total revenue from cellular (voice) resales. For the six months ended June 30, 2020, Hosted Services account for 47% of our total revenue, Mobile Services account for 26% of our total revenue, Lifeline (ETC) accounts for 21% of our total revenue and Lifeline VETC, currenting being phased out in favor of Lifeline ETC, accounts for 6% of our total revenue. Our profit margins were 39% and 32% for the six months ended June 30, 2020, and 2019, respectively. Our overall expenses were decreased from $2,483,278 for the six months ended June 30, 2019, to $1,925,305 for six months ended June 30, 2020. We continue to be confident that with aggressive management and business development that we will continue to eliminate any going concern issues.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the period ended June 30, 2020.

Critical Accounting Policies

Net Income/(Loss) Per Share

Basic income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2020, and June 30, 2019, there are 3,400,000 potentially dilutive common shares. The dilutive common shares for the three and six months ended June 30, 2019, are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables, cash, and cash equivalents.

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $95,195 and $56,996, or 11.7%, of accounts receivables. As of December 31, 2019, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amounts of $89,078, or 24.4%, $77,662, or 21.3% and $48,475, or 13.3%, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the six months ended June 30, 2020, the Company had one (1) customer that accounted for $1,309,330 or 31.1%, of revenue. For the six month period ended June 30, 2019, the Company had one (1) customer that accounted for $1,346,791, or 27.4%, and one (1) cellular provider that accounted for $1,232,155, or 25.1%, of the total revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2020, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were adequate as of June 30, 2020. Prior to this period, we achieved effective controls for ensuring the accuracy of reporting over significant account balances, including the review, approval, documentation of related transactions and other complex accounting procedures. These control improvements were achieved through the implementation of a Vice President of Finance function and additional segregation of duties and responsibilities as well as multi-level review procedures to validate accounts and financial results. The Company also currently has two independent directors.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our business operations could be impacted by the current world health crisis.

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

None; not applicable.

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

KonaTel, Inc.

Date:	August 19, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 19, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	August 19, 2020	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

