Form 10-K/A
period 2019-12-31
KonaTel, Inc.
filed 2020-11-02
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-2

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

Explanatory Note

The Company is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the SEC on May 11, 2020 (the “Original 10-K”), and amended on May 19, 2020, to disclose the extended filing date by reason of an order issued by the SEC under Section 36 of the Exchange Act dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465 (collectively, the “Order”) (the “First Amended Form 10-K”), solely to disclose that the Company failed to provide required disclosure in its Original 10-K or its First Amended 10-K about management’s evaluation of disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) under the Exchange Act pursuant to Part II, Item 9A of SEC Form 10-K.

The Company has also amended Part IV, Item 15, to include currently dated Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 2, paragraph 3 of the Certifications has been omitted. Similarly, because no financial statements have been included in this Amendment No. 2, Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 2 does not amend, modify or update the information in, or exhibits to, the Original 10-K or the First Amended 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 2 should be read in conjunction with the Original Form 10-K and the First Amended 10-K and with our other filings made by us with the SEC subsequent to the filing of the Original Form 10-K and the First Amended 10-K.

Item 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2019, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of our Chief Executive Officer and our Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records, which in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made in accordance with authorizations of management and directors of the issuer; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2019, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management, with the participation of our Chief Executive Officer and our Chief Financial Officer, determined that our internal control over financial reporting as of December 31, 2019, was effective. Material weaknesses in the Company’s internal control over financial reporting that were discovered in our financial reporting as of December 31, 2018, and which included (i) the limited number of staff at the Company; and (ii) the inability of the Company to achieve proper segregation of duties among its staff for effective internal control over financial reporting, had been eliminated prior to December 31, 2019, by the engagement of a Vice President of Finance who established a payment approval process and implemented a closing of the books to process our financial statements, which included multiple reviews of our internal controls and financial statements prior to publication.

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

Changes in Internal Control Over Financial Reporting

Except as stated above, there have been no changes in internal control over financial reporting during the period covered by this Annual Report.

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

KonaTel, Inc.

Date:	November 2, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Date:	November 2, 2020	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 2, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	November 2, 2020	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Date:	November 2, 2020	By:	/s/ Robert Beaty
Robert Beaty
Director

Date:	November 2, 2020	By:	/s/ Jeffrey Pearl
Jeffrey Pearl
Director

