Form 10-Q
period 2020-09-30
KonaTel, Inc.
filed 2020-11-13
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Our common stock is quoted on the OTC Markets Group, Inc. (“OTC Markets”) “OTC Pink Tier” under the symbol “KTEL.”

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	40,692,286 shares
Class	Outstanding as of September 30, 2020

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

2

KONATEL, INC.

FORM 10-Q

SEPTEMBER 30, 2020

PART I - FINANCIAL STATEMENTS

September 30, 2020

KonaTel, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets
Cash and Cash Equivalents	$588,213	$191,474
Accounts Receivable, net	485,469	377,485
Inventory, net	4,972	4,659
Prepaid Expenses	1,348	1,743
Other Current Asset	194	—
Total Current Assets	1,080,196	575,361

Fixed Asset
Property and Equipment, net	91,873	102,689
Right of Use Assets, net	64,690	78,584
Total Fixed Assets	156,563	181,273

Other Assets
Intangible Assets, net	1,637,168	2,238,918
Other Assets	172,065	207,740
Total Other Assets	1,809,233	2,446,658
Total Assets	$3,045,992	$3,203,292

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,060,340	$1,223,195
Amount Due to Stockholder	41,692	151,357
Revolving Line of Credit	—	12,237
Note Payable - current portion	—	75,905
Lease Liabilities - current portion	69,449	69,148
Deferred Revenue	37,748	53,074
Customer Deposits	—	31,087
Total Current Liabilities	1,209,229	1,616,003

Long Term Liabilities
Lease Liabilities - long term	56,438	12,942
Note Payable - long term	273,104	50,603
Total Long Term Liabilities	329,542	63,545
Total Liabilities	1,538,771	1,679,548

Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 40,692,286 outstanding and issued at September 30, 2020 and December 31, 2019	40,692	40,692
Additional Paid-In Capital	7,410,800	7,380,029
Accumulated Deficit	(5,944,271)	(5,896,977)
Total Stockholders’ Equity	1,507,221	1,523,744
Total Liabilities and Stockholders’ Equity	$3,045,992	$3,203,292

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$2,527,281	$2,346,975	$6,741,830	$7,253,641
Cost of Revenue	1,625,481	1,517,834	4,196,528	4,836,732

Gross Profit	901,800	829,141	2,545,302	2,416,909

Operating Expenses
Payroll and Related Expenses	505,236	461,331	1,403,315	1,403,872
Operating and Maintenance	161,650	225,252	582,349	1,034,287
Bad Debt	39	3,300	1,729	3,300
Utilities and Facilities	8,438	21,066	24,928	80,839
Depreciation and Amortization	246,090	251,117	763,358	753,350
General and Administrative	17,641	13,306	44,777	91,639
Marketing and Advertising	5,534	2,550	7,350	24,020
Taxes and Insurance	13,595	15,615	55,720	85,508
Total Operating Expenses	958,223	993,537	2,883,526	3,476,815

Operating Loss	(56,423)	(164,396)	(338,224)	(1,059,906)

Other Income and Expense
Interest Income	—	221	—	1,562
Other Income	81,070	—	624,518	14,836
Interest Expense	(4,694)	(11,631)	(23,459)	(34,314)
Total Other Income and Expenses	76,376	(11,410)	601,059	(17,916)

Net Income (Loss)	$19,953	$(175,805)	$262,835	$(1,077,822)

Net Income (Loss) per Share	$0.00	$(0.00)	$0.01	$(0.03)

Weighted Average Outstanding Shares - Basic	40,692,286	40,692,286	40,692,286	40,692,286

Diluted Net Income (Loss) per Share	$0.00	$(0.00)	$0.01	$(0.03)

Weighted Average Outstanding Shares - Diluted	44,092,286	40,692,286	44,092,286	40,692,286

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2020	40,692,286	$40,692	$7,380,029	$(5,896,977)	$1,523,744

Stock Based Compensation	—	—	30,771	—	30,771
Dividends Paid to Apeiron shareholders	—	—	—	(310,129)	(310,129)
Net Income	—	—	—	262,835	262,835

Balances as of September 30, 2020	40,692,286	$40,692	$7,410,800	$(5,944,271)	$1,507,221

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of July 1, 2020	40,692,286	$40,692	$7,400,543	$(5,964,224)	$1,477,011

Stock Based Compensation	—	—	10,257	—	10,257
Dividends Paid to Apeiron shareholders				—	—
Net Income	—	—	—	19,953	19,953

Balances as of September 30, 2020	40,692,286	$40,692	$7,410,800	$(5,944,271)	$1,507,221

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2019	40,692,286	$40,692	$7,041,696	$(4,352,074)	$2,730,314

Stock Based Compensation	—	—	259,962	—	259,962
Value of Options Issued as Part of IM Telecom Acquisition	—	—	—	—	—
Net Loss	—	—	—	(1,077,822)	(1,077,822)

Balances as of September 30, 2019	40,692,286	$40,692	$7,301,658	$(5,429,896)	$1,912,454

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of July 1, 2019	40,692,286	$40,692	$7,414,595	$(5,254,091)	$2,201,196

Stock Based Compensation	—	—	(112,937)	—	(112,937)
Net Loss	—	—	—	(175,805)	(175,805)

Balances as of September 30, 2019	40,692,286	$40,692	$7,301,658	$(5,429,896)	$1,912,454

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$262,835	$(1,077,822)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	763,358	753,350
Bad Debt	1,729	3,300
Stock-based Compensation	30,771	259,962
Amount recorded as loan forgiveness on SBA Covid Loans	(309,000)	—
Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	(109,713)	375,579
Notes Receivable	—	—
Inventory	(313)	(477)
Prepaid Expenses	395	6,077
Accounts Payable and Accrued Expenses	(82,855)	(61,226)
Payments on Operating Lease Liabilities	(104,769)	(53,254)
Deferred Revenue	(15,326)	(27,121)
Customer Deposits	(31,087)	1,134
Other Assets	35,481	(200,474)
Net cash provided by (used in) operating activities	441,506	(20,972)

Cash Flows from Investing Activities
Cash Received in Acquisition of IM Telecom	—	14,318
Notes Receivable from Sale of Business Component	—	66,667
Purchase of Assets	(10,833)	—
Asset Purchase of IM Telecom	—	(22,382)
Net cash provided by (used in) investing activities	(10,833)	58,603

Cash Flows from Financing Activities
Repayment of Revolving Lines of Credit	(12,237)	(67,696)
Advances made by Stockholder	—	200,000
Proceeds from Federal SBA Covid Loans	459,000	—
Repayments of amounts due to Related Party	(109,665)	(86,808)
Repayments of amounts of Notes Payable	(83,403)	—
Dividends Paid to Apeiron shareholders	(287,630)	—
Net cash provided by (used in) financing activities	(33,935)	45,496

Net Change in Cash	396,739	83,127
Cash - Beginning of Year	191,474	56,510
Cash - End of Period	$588,213	$139,637

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$17,651	$29,920
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Asset Purchase of IM Telecom
Accounts Receivable	$—	$63,764
Prepaid Expense	$—	$2,400
Furniture and Equipment at Fair Market Value	$—	$1,308
Accounts Payable and Accrued Expenses, net of cash	$—	$(192,548)
License	$—	$694,447
Value of Options	$—	$—
Right of use assets obtained in exchange for new operating lease liabilities	$129,108	$—
Right of use asset terminated	$(32,057)	$—
Vendor liability settlement	$80,000	$—

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

Basis of Consolidation

The condensed consolidated financial statements include the Company and three wholly-owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems and IM Telecom. All significant intercompany transactions are eliminated.

Net Income/(Loss) Per Share

Basic income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are computed by using the “Treasury Stock Method,” which computes the number of new shares that may potentially be created by unexercised options. Diluted common share equivalents are stock based compensation options. The dilutive common shares for the three and nine months periods ended September 30, 2019, are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

The following table reconciles the shares outstanding and net income/(loss) used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income/(loss)	$19,953	$(175,805)	$262,835	$(1,077,822)
Weighted average shares outstanding during period on which basic earnings per share is calculated	40,692,286	40,692,286	40,692,286	40,692,286
Effect of dilutive shares
Incremental shares under stock-based compensation	—	—	—	—
Weighted average shares outstanding during period on which diluted earnings per share is calculated	40,692,286	40,692,286	40,692,286	40,692,286

Earnings per share attributable to common stockholders
Basic earnings (loss) per share	$0.00	$(0.00)	$0.01	$(0.03)
Diluted earnings (loss) per share	$0.00	$(0.00)	$0.01	$(0.03)

Basic income/(loss) per common share calculations are determined by dividing net loss by the weighted average number of shares of common stock outstanding during the period.

Diluted loss per common share calculations are determined by dividing net loss by the weighted average number of common shares and dilutive common share equivalents outstanding.

Dilutive common share equivalents are computed using the Treasury Stock Method, which computes the number of new shares that may potentially be created by unexercised options. The effects of incremental shares under stock-based compensation would be anti-dilutive because no options are in the money during the reporting periods. The number of shares that would have been reported had the options been in the money would have been 3,400,000 and 2,650,000 respectively for both the three month and nine-month periods ended September 30, 2020, and 2019.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of receivables, cash, and cash equivalents.

All cash and cash equivalents are held at high credit financial institutions. These deposits are generally insured under the FDIC’s deposit insurance coverage; however, from time to time, the deposit levels may exceed FDIC coverage levels.

The Company has a concentration of risk with respect to trade receivables from customers and other cellular providers. As of September 30, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two customers in the amounts of 112,248, or 40.3% and $42,563, or 15.3%, of total accounts receivable respectively. As of December 31, 2019, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three customers in the amounts of $89,078, or 24.4%, $77,662, or 21.3% and $48,475, or 13.3%, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the nine months ended September 30, 2020, the Company had one customer that accounted for $2,332,716 or 34.6%, of revenue. For the nine-month period ended September 30, 2019, the Company had one customer that accounted for $1,810,875, or 25.0%, and one cellular provider that accounted for $2,028,814, or 27.0%, of the total revenue. For the three-month period ended September 30, 2020, the Company had one customer that accounted for $1,023,386 or 40.5%, of revenue. For the three-month period ended September 30, 2019, the Company had one customer that accounted for $634,668, or 27.0% and one cellular provider that accounted for $612,092, or 26.1% of the total revenue.

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

The following table provides unaudited proforma results, prepared in accordance with ASC 805, for the nine months ended September 30, 2020, and 2019, respectively:

	For the Nine Months Ended September 30, 2020	For the Nine Months Ended September 30, 2019
Net Sales	$4,214,548	$4,972,947
Net Profit (Loss)	$242,882	$(936,870)
Net profit (loss) per share, basic and diluted	$0.00	$(0.02)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of September 30, 2020, and December 31, 2019:

	September 30, 2020	December 31, 2019
Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	97,719	86,887
	464,778	453,946
Less: Accumulated Depreciation and Amortization	(372,906)	(351,257)
Property and equipment, net	$91,872	$102,689

Depreciation and amortization related to Property and Equipment amounted to $21,649 and $21,649 for the nine-month periods ended September 30, 2020, and 2019, respectively; and $7,216 and $7,217 for the three-month periods ended September 30, 2020, and 2019, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 5.29% and 5.34%.

	September 30, 2020	December 31, 2019
Right-of-Use Assets	$261,476	$151,472
Less: Accumulated Amortization	(196,785)	(72,888)
Right-of-Use, Net	$64,691	$78,584

Amortization amounted to $139,958 and $54,421 for the nine months ended September 30, 2020, and 2019, respectively; and $38,290 and $18,140 for the three months ended September 30, 2020, and 2019, respectively. Amortization expense is included as a component of operating expenses in the accompanying Condensed Consolidated Statements of Operations.

The Company has Right-of-Use Assets through leases of property under three non-cancelable leases with terms in excess of one year. The current lease liabilities expire January 1, 2021, December 1, 2021, and May 15, 2022. Future lease liability payments under the terms of these leases are as follows:

2020	$32,635
2021	$72,646
2022	$20,606
Total	$125,887
Less Current Maturities	$69,449
Long Term Maturities	$56,438

The Company also leases two office spaces on a month-to-month basis. Total lease expense for the nine months ended September 30, 2020, and 2019, amounted to $10,653 and $52,592, respectively, for these leases.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions.

Intangible Assets with indefinite useful life consist of a Lifeline License granted by the FCC.

The Lifeline License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The Lifeline License was acquired through an acquisition. The fair market value of the License as of September 30, 2020, was $634,251.

	September 30, 2020	December 31, 2019
Customer Lists	$1,135,961	$1,135,961
Software	2,407,001	2,407,001
License	634,251	634,252
Less: Accumulated Amortization	(2,540,045)	(1,938,296)
Intangible Assets, net	$1,637,168	$2,238,918

Amortization expense amounted to $601,750 and $677,280 for the nine months ended September 30, 2020, and 2019, respectively; and $200,583 and $225,760 for the three months ended September 30, 2020, and 2019, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations.

Amortization expense is expected to be as follows:

2020	$802,333
2021	$200,584

NOTE 6 – AMOUNT DUE TO STOCKHOLDER

During 2019, Joshua Ploude, CEO of Apeiron Systems, advanced the Company $200,000. The amount was used to provide a vendor security deposit. The note bears a 10% per annum interest rate until May 1, 2019, at which time, the interest rate will increase to 12% per annum. The note had an original maturity date of July 10, 2019. The loan has been extended without a defined maturity end date. The amount due as of September 30, 2020, was $41,692.

NOTE 7 – NOTES PAYABLE

In June 2020, the Company received a Small Business Administration (“SBA”) Emergency Injury Disaster Loan (“EIDL”) in the amount of $150,000. The maturity date of the 30-year note is June, 2050. Interest will accrue at a rate of 3.75% per annum. Payments will begin in June 2021.

The Company also received three separate SBA Payroll Protection Loans in the amounts of $186,300, $101,800, and $20,900 for a total of $309,000. Each loan includes an interest rate of 1% and a maturity date of April 14, 2022; however, the Company believes that 100% of these loans will be forgiven based upon current loan SBA forgiveness guidelines. As of September 30, 2020, all loan proceeds have been recorded as forgiven and have been recorded as Other Income.

In conjunction with the Notes Payable, the Company received $10,000 in an SBA Emergency Injury Disaster Grant. This amount was recorded as Other Income.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of September 30, 2020, there are no ongoing legal proceedings.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Letters of Credit

The Company maintains irrevocable standby letter of credit arrangements with a certain cellular carrier in the aggregate amount of $60,000. The letters of credit serve as collateral and security for various resale contracts the Company has with their suppliers. The letters of credit are unused as of September 30, 2020, and December 31, 2019, respectively. The letters of credit are not considered in the financial statements.

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

The reportable segments consist of Hosted Services, Mobile Services, Lifeline ETC and Lifeline VETC.

Hosted Services – This segment includes a suite of hosted CPaaS services including SIP/VoIP services, SMS/MMS, BOT integration, mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and numerous API driven services.  Apeiron Systems developed, owns, and supports its services through its dedicated national telecommunications network. Apeiron Systems provides telecommunications services to application developers, call centers and small and medium size businesses and markets these services through its website, independent sales agents, ISOs and SCOs.

Mobile Services – This segment includes retail and wholesale cellular voice/text/data services and mobile data (IoT or “Internet of Things”) services. The Company consolidated its wholesale and retail services with Apeiron Systems’ hosted CPaaS services, providing Apeiron Systems with an expanded portfolio of mobile services to bundle with its existing services. Apeiron Systems’ mobile voice/text/data and mobile data services are supported by a blend of reseller agreements with selected national wireless carriers and national wireless wholesalers.  A wireless communications service reseller does not own the wireless network infrastructure over which services are provided to its customers.  Apeiron Systems’ mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid or pre-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers, and accessories. Apeiron Systems primarily markets its mobile services through independent sales agents and ISOs via the “Apeiron” brand.  These agents and ISOs generally market to small and medium sized businesses throughout the United States.  This type of marketing is also considered B2B (“Business to Business”) sales.

Lifeline ETC – This segment operates under its own FCC approved Compliance Plan and FCC wireless ETC designation in eight states, which currently include Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont, and Wisconsin.  IM Telecom, operating under its Infiniti Mobile brand, currently markets its Lifeline service through its Internet presence, its storefront in Tulsa, Oklahoma, and through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states, and depending on government requirements, we may only provide voice/text service with no mobile data.

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

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Lifeline ETC	Lifeline VETC	Total
For the nine months ended September 30, 2020
Revenue	$3,688,637	$1,242,094	$1,420,698	$390,401	$6,741,830
Net Income (Loss)	$(87,229)	$(67,129)	$224,981	$192,213	$262,835
Depreciation and amortization	$601,750	$52,559	$39,665	$69,384	$763,358
Additions to property and equipment	$—	$—	$—	$—	$—

For the three months ended September 30, 2020
Revenue	$1,698,149	$154,788	$558,160	$116,184	$2,527,281
Net Income (Loss)	$38,971	$(115,877)	$39,763	$57,096	$19,953
Depreciation and amortization	$190,583	$2,672	$23,664	$29,171	$246,090
Additions to property and equipment	$—	$—	$—	$—	$—

For the nine months ended September 30, 2019
Revenue	$2,450,483	$1,943,318	$506,911	$2,352,909	$7,253,641
Net Income (Loss)	$(215,291)	$144,955	$(462,519)	$(544,967)	$(1,077,822)
Depreciation and amortization	$428,060	$269,712	$34,705	$20,872	$753,350
Additions to property and equipment	$—	$—	$—	$—	$—

For the three months ended September 30, 2019
Revenue	$875,256	$600,553	$276,073	$595,093	$2,346,975
Net Income (Loss)	$46,816	$(93,308)	$21,819	$(151,132)	$(175,805)
Depreciation and amortization	$199,586	$19,711	$1,507	$30,313	$251,117
Additions to property and equipment	$—	$—	$—	$—	$—

NOTE 10 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has not issued any common stock through September 30, 2020, nor for the year ended December 31, 2019.

Stock Compensation

The Company offers stock option equity awards to directors and key employees. Options vest in tranches and expire in five (5) years. During the nine months ended September 30, 2020, and 2019, the Company recorded vested options expense of $30,771 and $259,962, respectively. For the three months ended September 30, 2020, and 2019, the Company recorded vested options expense of $10,257 and ($14,455), respectively. The option expense not taken as of September 30, 2020, is $51,285, with a weighted average term of 2.6 years.

The following table represents stock option activity as of and for the nine months ended September 30, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2019	3,800,000	$0.21	3.0	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding – September 30, 2020	3,800,000	$0.21	2.5	$—

Exercisable and Vested, September 30, 2020	3,400,000	$0.21	2.4	$—

NOTE 11 – SUBSEQUENT EVENTS

Below are events that have occurred since September 30, 2020:

Letters of Credit

As previously mentioned in NOTE 8, the Company had maintained an irrevocable standby letter of credit arrangement with a certain cellular carrier in the aggregate amount of $63,000. In late October 2020, the Company was notified by that carrier that it intended to cancel the letter of credit based upon the Company’s payment history and a lower requirement for security based upon usage. The release of this letter of credit will also cause the release of the UCC-1 currently held by our bank, Somerset Trust.

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

Overview of Current and Planned Business Operations

Our Hosted Services (“CPaaS or Communications Platform as a Service”) include SIP/VoIP services, SMS/MMS, BOT integration, mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and numerous API driven services. Apeiron Systems developed, owns, and supports its services through its dedicated national telecommunications network. Apeiron Systems provides telecommunications services to application developers, call centers and small and medium size businesses. It markets these services through the Apeiron Systems website, independent sales agents, ISOs (“Independent Sales Organizations”) and Social Media Optimization (“SCO”).

Our Mobile Services include our retail and wholesale cellular voice/text/data services and mobile data (IoT – “Internet of Things”) services. We consolidated our wholesale and retail mobile services with Apeiron Systems’ hosted CPaaS services, providing Apeiron Systems with a bundled portfolio of mobile and hosted CPaaS services. Its mobile voice/text/data and mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers.  A wireless communications service reseller does not own the wireless network infrastructure over which services are provided to its customers. Apeiron Systems’ mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers, and accessories. It primarily markets its mobile services through independent sales agents and ISOs via the “Apeiron” brand. These agents and ISOs generally market to small and medium sized businesses throughout the United States.  This type of marketing is also considered B2B (“Business to Business”) sales.

Our Lifeline ETC services operate under its own FCC approved Compliance Plan and FCC wireless ETC designation in eight states, which currently include Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont, and Wisconsin.  IM Telecom, operating under its Infiniti Mobile brand, currently markets its Lifeline service through its Internet presence, its storefront in Tulsa, Oklahoma, and through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states, and depending on government requirements, we may only provide voice/text service with no mobile data.

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

Results of Operations

Comparison of the quarter ended September 30, 2020, to the quarter ended September 30, 2019

For the quarter ended September 30, 2020, we had $2,527,281 in revenues from operations compared to the quarter ended September 30, 2019, where we had $2,346,975 in revenue from operations. The cost of revenue for the quarter ended September 30, 2020, was $1,625,481, compared to $1,517,834 for the quarter ended September 30, 2019. We had a gross profit of $901,800 for the quarter ended September 30, 2020, and $829,141 for the quarter ended September 30, 2019.

For the quarter ended September 30, 2020, and the quarter ended September 30, 2019, total operating expenses were $958,223 and $993,537, respectively, for a decrease of $35,314.

For the quarter ended September 30, 2020, non-operating expenses were other income of $81,070 (expected PPP loan forgiveness) and interest expense of $4,694, compared to $221 interest income and interest expense of $11,631 for the quarter ended September 30, 2019.

For the quarter ended September 30, 2020, we had net income of $19,953. For the quarter ended September 30, 2019, we had a net loss of $175,805.

In comparing our Condensed Consolidated Statements of Operations between the three-month periods ended September 30, 2020, and 2019, respectively, the Company continued the process of diversifying the service mix. Gross Revenue from Hosted Services and Lifeline ETC were new services added through acquisitions and accounted for 89.3% of the total gross revenue for the three months ended September 30, 2020. Mobile services showed a decline of 8.3%, and Lifeline VETC, a segment of our business being phased out in favor of our Lifeline ETC business, showed a decrease of 79.5% in gross revenue for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. Gross profit margin overall was 34.4% for the three months ended September 30, 2020, compared to 35.3% for the three months ended September 30, 2019. Hosted Services profit margin was 36.5% compared to 47.2% for the three months ended September 30, 2020, and 2019, respectively. Lifeline ETC gross profit margin was 31% compared to 63.7% for the three months ended September 30, 2020, and 2019, respectively. Mobile services gross profit margin was 6.4% compared to 21% for the three months ended September 30, 2020, and 2019, respectively. Lifeline VETC gross profit margin was 73.2% compared to 19% for the three months ended September 30, 2020, and 2019, respectively.

Comparison of the nine months ended September 30, 2020, to the nine months ended September 30, 2019

For the nine months ended September 30, 2020, we had $6,741,830 in revenues from operations compared to the nine months ended September 30, 2019, where we had $7,253,641 in revenue from operations. The cost of revenue for the nine months ended September 30, 2020, was $4,196,528, compared to $4,836,732 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, and the nine months ended September 30, 2019, total operating expenses were $2,883,526 and $3,476,815, respectively, for a decrease of $593,289.

For the nine months ended September 30, 2020, non-operating expenses were other income of 624,518 and interest expense of $23,459, compared to $1,562 interest income, other income of $14,836 and interest expense of $34,314 for the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, we had net income of $262,835. For the nine months ended September 30, 2019, we had a net loss of $1,077,822.

In comparing our Condensed Consolidated Statements of Operations between the nine-month periods ended September 30, 2020, and 2019, the Company continued the process of diversifying the service mix. Gross Revenue from Hosted Services and Lifeline ETC were new services added through acquisitions and accounted for 74.8% of the total gross revenue for the nine months ended September 30, 2020. Mobile services showed a decline of 32.7%, and Lifeline VETC showed a decrease of 83.4% in gross revenue for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Gross profit margin overall was 36.2% for the nine months ended September 30, 2020, compared to 33.3% for the nine months ended September 30, 2019. Hosted Services gross profit margin was 32% compared to 38.3% for the nine months ended September 30, 2020, and 2019, respectively. Lifeline ETC gross profit margin was 39.3% compared to 58% for the nine months ended September 30, 2020, and 2019, respectively. Mobile services gross profit margin was 33.7% compared to 28.6% for the nine months ended September 30, 2020, and 2019, respectively. Lifeline VETC gross profit margin was 72.7% compared to 26.7% for the nine months ended September 30, 2020, and 2019, respectively.

Liquidity and Capital Resources

As of September 30, 2020, we had $588,213 in cash and cash equivalents on hand.

In comparing liquidity between the nine-month periods ending September 30, 2020, and September 30, 2019, cash assets increased by 321.24%. This increase was due to increased business, increased cash-flow performance, and the use of government emergency programs. Liabilities and total overall debt showed an 18.5% decrease in the nine-month period ended September 30, 2020, when compared to September 30, 2019. Going forward, equity investment and growth of new services are expected to provide additional liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) improved to 0.89 as of September 30, 2020, compared to December 31, 2019, of 0.36. Working capital increased by 87.6%.

Cash Flow from Operations

During the nine months ended September 30, 2020, cash flow provided by operating activities was $441,606, and for the nine months ended September 30, 2019, cash flow used by operating activities was $20,972. Cash flows provided by operating activities were primarily attributable to the Company’s other income and dividends paid for the nine months ended September 30, 2020.

Cash Flows from Investing Activities

During the nine months ended September 30, 2020, cash flow used in investing activities was ($10,833) for asset purchases. For the nine months ended September 30, 2019, cash flow provided from investing activities was $58,603. The cash flow from investing activities for the nine months ended September 30, 2019, was derived from the purchase of IM Telecom.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020, cash flow used in financing activities was $34,035. For the nine months ended September 30, 2019, cash flow provided by financing activities was $45,496. The funds used in financing for the nine months ended September 30, 2020, comprised of repayment of $12,237 on revolving lines of credit, $287,630 dividends paid to shareholders and $109,665 in repayments due to a shareholder. The funds provided by financing for the nine months ended September 30, 2020, comprised of proceeds from four separate SBA PPP and EIDL loans totaling $458,900.

Going Concern

For the nine months ended September 30, 2020, the Company generated net income of $262,835. For the nine months ended September 30, 2019, the net loss was $1,077,822. The Company has sustained itself through the operations of the business as is indicated by net cash provided by operations of $396,739 for the nine months ended September 30, 2020. The accumulated deficit as of September 30, 2020, is $5,944,271

The Company has ameliorated any substantial doubt issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; diversification of our revenues through the acquisitions of Apeiron Systems and IM Telecom; receiving cash investments through the private placement of shares of our common stock during the first six months of 2018; and revenues from the growth of IM Telecom and Apeiron Systems, all of which have contributed to an improvement in our working capital, without the use of additional lines of credit, borrowings or additional cash investments beyond the initial private placement of shares of our common stock during the first six months of 2018.

Our overall goal was to diversify our sources of revenue and increase profit margins through cost controls and a shift to higher margin product offerings. Prior to acquiring Apeiron Systems and IM Telecom, we derived nearly 100% of our total revenue from cellular (voice) resales. For the nine months ended September 30, 2020, Hosted Services accounts for 53.7% of our total revenue; Mobile Services account for 19.3% of our total revenue; Lifeline (ETC) accounts for 21.2% of our total revenue; and Lifeline VETC, currently being phased out in favor of Lifeline ETC, accounts for 5.8% of our total revenue. Our profit margins were 36% and 33% for the nine months ended September 30, 2020, and 2019, respectively. Our overall expenses were decreased from $3,476,815 for the nine months ended September 30, 2019, to $2,883,526 for nine months ended September 30, 2020. We continue to be confident that with aggressive management and business development that we will continue to eliminate any going concern issues.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the period ended September 30, 2020.

Critical Accounting Policies

Net Income/(Loss) Per Share

Basic income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2020, and September 30, 2019, there are 3,400,000 potentially dilutive common shares. The dilutive common shares for the three and nine months ended September 30, 2019, are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of receivables, cash, and cash equivalents.

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of September 30, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two customers in the amount of $112,249, or 40.3% and $42,563, or 15.3% respectively. As of December 31, 2019, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three customers in the amounts of $89,078, or 24.4%, $77,662, or 21.3% and $48,475, or 13.3%, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the nine months ended September 30, 2020, the Company had one customer that accounted for $2,332,716 or 34.6%, of revenue. For the nine-month period ended September 30, 2019, the Company had one customer that accounted for $1,820,875, or 25.0%. For the three-month period ended September 30, 2020, the Company had one customer that accounted for $1,023,386 or 40.5%, of revenue. For the three-month period ended September 30, 2019, the Company had one customer that accounted for $634,668, or 27.0% and one cellular provider that accounted for $612,092, or 26.1% of the total revenue.

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

Item 4.  Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2020, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Item 1A. Risk Factors, Part I, commencing on page 11, of the Company’s 10-K Annual Report for the fiscal year ended December 31, 2019, filed with the SEC on May 11, 2020, for a list of “Risk Factors,” which Annual Report can be accessed by Hyperlink in Part II, Item 6 hereof.

Our business operations could be impacted by the current world health crisis. The following risk factor regarding the COVID-19 pandemic was one of the risk factors included in the Company’s 10-K Annual Report for the year ended December 31, 2019:

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

KonaTel, Inc.

Date:	November 13, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 13, 2020	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO, and a Director

Date:	November 13, 2020	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

