Form 10-K
period 2020-12-31
KonaTel, Inc.
filed 2021-04-06
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from

Commission File No. 001-10171

KonaTel, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	80-0000245
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

500 N. Central Expressway, Ste. 202 Plano, Texas 75074
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging Growth company ☐

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

On June 30, 2020, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $3,580,034, based upon 18,842,286 shares of the Registrant’s common stock being currently owned by such persons, and based upon the closing price of the common stock of the Registrant on the OTC Markets Group Inc. (“OTC Markets”) “OTC Pink Tier” (“KTEL”) of $0.19 per share on June 30, 2020.

As of December 31, 2020, and December 31, 2019, the Registrant had 40,692,286 shares of its common stock, $0.001 par value, issued and outstanding.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named Dala Petroleum Corp., which is the Registrant, and our wholly owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), Apeiron Systems, Inc., a Nevada corporation (“Apeiron Systems”), and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (sometimes called “IM Telecom”).

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

On March 11, 2000, our Board of Directors began the process of re-entering the development stage, and on June 2, 2014, we completed a merger with Dala Petroleum Corp., a Nevada corporation (respectively, “Dala Nevada” and the “Dala Merger”). Dala Nevada was wholly owned by Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”). We operated as an early-stage oil exploration company focused on our leased acreage acquired by Dala Nevada until 2016, when Chisholm II returned a total of 8,567,800 shares of the 10,000,000 shares of our common stock exchanged under the Dala Merger to us for cancellation in exchange for our assignment of approximately 55,000 acres, more or less, of our leased acreage or approximately 68.75% of our total holdings, to Chisholm II. All of our remaining oil and gas leasehold interests, comprising leases covering approximately 7,489 and 403 acres, more or less, expired in 2017 and 2018, respectively.

On July 20, 2017, pursuant to a Common Stock Purchase Agreement dated July 19, 2017, M2 Equity Partners, LLC, a privately held Minnesota limited liability company (“M2”), acquired 12,100,000 shares of our common stock in consideration of the sum of $367,500, which resulted in a change in control of our Company. For additional information about this Common Stock Purchase Agreement, see Part IV, Item 15 hereof, under the heading “M2 Change of Control.” On April 24, 2018, these 12,100,000 shares were distributed to M2’s members, pro rata, in accordance with their respective membership interests.

On November 13, 2017, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which removed all of the designations of our preferred stock from our Certificate of Incorporation, while reserving our 50,000,000 authorized and unissued one mill ($0.01) par value shares of preferred stock for future issuance as the Board of Directors may designate and approve. See Part IV, Item 15, Exhibit 3(i).

 Effective December 18, 2017, we completed an Agreement and Plan of Merger (the “KonaTel Merger Agreement”) with KonaTel, Inc., a Nevada corporation (the “KonaTel Nevada”), under which KonaTel Nevada became our wholly owned subsidiary on the closing of the merger (the “KonaTel Nevada Merger”) and we succeeded to the business operations of KonaTel Nevada.  For additional information on the KonaTel Nevada Merger, see Part IV, Item 15 hereof, under the heading “KonaTel Merger Current Reports.”

Effective February 7, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest dated as of February 5, 2018 (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, LLC, an Oklahoma limited liability company (“IM Telecom” doing business as “Infiniti Mobile”), from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom was a “Lifeline Program” license (a Federal Communications Commission [the “FCC”] approved Compliance Plan). For additional information regarding the PSMI and transactions with Mr. Morrow, see Part IV, Item 15 hereof, under the heading “IM Telecom Current Reports.”

On August 9, 2018, we entered into an Asset Purchase Agreement (the “Telecon Agreement”) with Telecon Wireless Resources, Inc., a New York corporation (the “Telecon Wireless”), whereby we sold various assets, including furniture, fixtures, equipment, account receivable and a customer list, among other assets and liabilities. Additional information on the Telecon Agreement can be accessed in Part IV, Item 15 hereof, under the heading “Telecon Wireless Sale Current Report.”

In August, 2019, we won an arbitration award (ratified by a court) from Saul Glosser in the amount of $357,914, together with arbitrator’s compensation of $4,957, for a total award of $362,871. See Exhibit 10.2 of this Annual Report in Part IV, Item 15.

Effective December 31, 2018, we completed an Agreement and Plan of Merger with Apeiron Systems, Inc., a Nevada corporation (respectively, “Apeiron Systems” and the “Apeiron Systems Merger Agreement”), under which Apeiron Systems became our wholly owned subsidiary on the closing of the merger (the “Apeiron Systems Merger”).  We issued 7,000,000 shares of our common stock in exchange for all of the outstanding shares of common stock of Apeiron Systems, to Apeiron Systems two shareholders, Joshua Ploude (6,300,000 shares) and Vyacheslav Yanson (700,000 shares), pro rata, in accordance with their respective equity interests in Apeiron Systems. Closing conditions to the Apeiron Systems Merger Agreement included, among other conditions that the Apeiron Systems shareholders would have a $1.00 per share “Guaranteed Value” on the KonaTel shares they received under the Apeiron Systems Merger if the KonaTel shares do not trade at or above $1.00 for ten (10) consecutive days during the period commencing on December 31, 2020, and ending December 31, 2021, on the applicable trading market for our common stock during that period, and subject to such shares being continuously owned of record by the Apeiron Systems shareholders, as outlined in Section 5.10 of the Apeiron Systems Merger Agreement; (ii) there would be a “Net Working Capital” computation that was intended to provide sufficient cash resources to operate Apeiron Systems for a period of not less than ninety (90) days (see Exhibit 10.3 of this Annual Report in Part IV, Item 15); and (iii) Employment Agreements with Messrs. Ploude and Yanson were executed and delivered. See the heading “Apeiron Systems Merger Current Reports” in Part IV, Item 15, for additional information on these matters. Mr. Yanson, a former significant employee, resigned as an employee of the Company on February 19, 2021.

Effective October 15, 2019 (though executed October 17, 2019), the Company and Charles L. Schneider, Jr., the then CEO of our wholly owned subsidiary, KonaTel Nevada, and the President and CEO of our wholly owned subsidiary, Infiniti Mobile, executed and delivered a Severance Agreement and Release (the “Severance Agreement”). In connection with the execution and delivery of the Severance Agreement, the parties also executed and delivered the following additional agreements: (i) various assignments to Mr. Schneider regarding the Company’s reseller agreement with Standup Wireless; (ii) an Amended Incentive Stock Option Agreement; and (iii) an Independent Contractor Agreement.

Pursuant to the Severance Agreement, Mr. Schneider’s Employment Agreement with the Company dated July 1, 2016, was terminated. The Company agreed to pay Mr. Schneider’s salary ($16,666.66 per month) and benefits through December 31, 2019; allowed him to retain his laptop, monitors, keyboard/mouse and printer; and assigned him certain Company contract rights as a reseller of Lifeline services for StandUp Wireless, another Lifeline provider, which he agreed to assume. Additionally, the parties agreed that 500,000 of the 1,500,000 Incentive Stock Options held by Mr. Schneider had vested; that the remaining 1,000,000 Incentive Stock Options that he had been granted were void; and the Amended Incentive Stock Option Agreement was revised to include a customary “cashless” exercise feature for the 500,000 vested options. A Lock-Up/Leak-Out Agreement (the “LULO Agreement”) was also executed and delivered by the Company and Mr. Schneider. Pursuant to the Independent Contractor Agreement (the “ICA”) entered into with the Company, Mr. Schneider agreed to assist the Company in having its wholly owned subsidiary, Infiniti Mobile, being granted its request for Eligible Telecommunications Carrier (“ETC”) status from the California Public Utilities Commission (“CPUC”) to distribute Lifeline cellular phone service within the State of California. In the event that the Company is successful in this process, Mr. Schneider will be granted a one (1) year Warrant with a customary “cashless” exercise feature to purchase 250,000 shares of the Company’s common stock at an exercise price to be determined on the date of any such approval. The ICA had a term of one (1) year, extendable by the parties yearly. The LULO Agreement is applicable to any shares that may be acquired under any such Warrant, with the eighteen (18) month term commencing on the exercise of any such Warrant to purchase common stock of the Company that may be issued. A copy the Settlement Agreement is filed as Exhibit 10.1 to this Annual Report in Part IV, Item 15.

On April 14, 2020, our operating subsidiaries made loan applications to participate in the Small Business Administration’s (the “SBA”) Paycheck Protection Program created under the Cares Act as a result of the COVID-19 pandemic. On April 15, 2020, the loan applications of Apeiron Systems, IM Telecom and KonaTel Nevada were approved and loan proceeds in the amounts of $101,800, $20,900 and $186,300, respectively, were received. We followed all prescribed loan forgiveness guidelines provided by our local bank and the SBA by using these loan proceeds to fund employee payroll through the 60-day period ending on June 15, 2020.

On December 14, 2020, the shares of the Company’s common stock were approved for uplisting to OTC Markets Group Inc.’s OTCQB® Venture Market (“OTCQB”). OTCQB is a venture market operated by the OTC Markets. To be eligible for quotation on the OTCQB, companies must be current in their reporting obligations under Section 13 or 15(d) of the Exchange Act and undergo an annual verification and management certification process. Companies must also meet a minimum bid price test and other financial conditions. OTCQB is recognized by the U.S. Securities and Exchange Commission as an established public market and provides current public information to investors that need to analyze, value, and trade securities.

BUSINESS

KonaTel Nevada was organized under the laws of the State of Nevada on October 14, 2014, by its founder and then sole shareholder, D. Sean McEwen, to conduct the business of a full-service cellular provider that delivered cellular products and services to individual and business customers in various retail and wholesale markets. Through its sales network, it provided these services nationwide. In furtherance of its proposed business, on November 1, 2014, it acquired most of the assets of Coast to Coast Cellular, Inc. (“Coast to Coast”), including inventories, property, plant and equipment and its customer list, all valued at approximately $950,000 net of liabilities in the approximate amount of $415,000; and on November 1, 2016, it acquired the assets of CS Agency LLC (“CS Agency”), consisting of contract rights related to the cellular industry, in consideration of assuming liabilities of CS Agency in the approximate amount of $300,000. With the completion of the KonaTel Nevada Merger, we succeeded to the current and intended business operations of KonaTel Nevada.

On December 31, 2018, we acquired Apeiron Systems (www.apeiron.io), which now operates as a wholly owned subsidiary of KonaTel. Apeiron Systems was established in 2015 as a software-based Communications Platform as a Service (“CPaaS”) telecommunications carrier. Apeiron Systems provides a wide variety of wholesale and retail telecommunications products/services including text and messaging services (“SMS/MMS”), voice termination, toll free numbers, database dip services and least cost routing services, all supported by a redundant national network integrated with numerous international telecom carriers and most U.S. rate centers. Apeiron Systems’ services are provided through a web-based management portal and a corresponding library of APIs (“Applications Program Interface”). KonaTel’s CPaaS service, the “Orion” system, which provides SMS to Email services, KonaTel’s toll-free number service and KonaTel’s B2B (business to business) wholesale/retail cellular services have merged into Apeiron Systems suite of services and are marketed under the Apeiron Systems brand.

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

Apeiron Systems, headquartered in Los Angeles, California, also has some customer service and software engineering resources staffed in Johnstown, Pennsylvania, and part of its software engineering services are staffed in Kiev, Ukraine. IM Telecom is headquartered in Plano, Texas, and operates a Lifeline retail operation in Tulsa, Oklahoma. We are headquartered in Plano, Texas, shared with IM Telecom’s offices. Apeiron Systems has twelve (12) full-time employees and one (1) part time employee; IM Telecom has three (3) full-time employees and one (1) part-time employee; and we have four (4) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, across our two wholly owned subsidiaries, Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS), wholesale and retail mobile voice and mobile data services, wholesale voice terminations services, and our ETC and Virtual Eligible Telecommunications Carrier (“VETC”) Lifeline services. Except for our ETC Lifeline services distributed in up to eight (8) states and our VETC Lifeline services distributed in up to twenty (20) states, our Apeiron Systems’ products and services are available nationwide and subject to U.S., international and local/national regulations, most Apeiron Systems’ services are available worldwide

The following are our principal revenue streams:

•	Our first revenue channel is our Apeiron Systems’ CPaaS channel. This channel provides a variety of services including SIP/VoIP services, SMS/MMS, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, voice termination and API driven services. Apeiron Systems developed, owns and supports its services through its dedicated national telecommunications network. Apeiron Systems provides telecommunications services to applications developers, call centers and small and medium size businesses. Apeiron Systems markets these services through the Apeiron Systems’ website, ISOs and Social Media Optimization (“SCO”).

•	Our second revenue channel is Apeiron Systems’ MVNO and reseller channels marketing mobile voice/text/data and mobile data solutions. Apeiron Systems’ mobile voice/text/data and mobile data services are supported by a blend of MVNO and reseller agreements with select national wireless carriers. A wireless communications services provider, reseller or MVNO, does not own the wireless network infrastructure over which services are provided to its customers. Apeiron Systems’ mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided which can include, but is not limited to, phones, tablets, modems, routers and accessories. Apeiron Systems primarily markets its mobile voice/text/data and mobile data services through ISOs via the “Apeiron Systems” brand. These ISOs market to small and medium sized businesses throughout the United States. This type of marketing is also considered B2B (“Business to Business”) sales.

•	Our third revenue channel is Lifeline VETC channel. A VETC operates under the license of an ETC. We currently market our Lifeline VETC sales through ISOs that specialize in Lifeline products. These master agencies support dozens of field agents who market directly to the individuals requesting Lifeline service. We provide phones and wireless voice/text/data service to the individual requiring Lifeline service. In some states, and depending upon government requirements, we may only provide voice/text service with no mobile data. Effective August 15, 2019, we ceased to actively market under the VETC channel and reached an agreement with both of the ETCs with which we are doing business that we would continue to receive residual commissions on the existing customer base until all customers had disconnected Lifeline service.

•	Our fourth revenue channel is our IM Telecom Lifeline ETC channel. IM Telecom operates under its own FCC approved Compliance Plan and FCC wireless ETC designation in eight (8) states which include Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont, and Wisconsin. IM Telecom currently markets, under its Infiniti Mobile brand, through its storefront in Tulsa, Oklahoma, and through ISOs that specialize in Lifeline products. These master agencies support dozens of field agents who market directly to individuals requesting Lifeline service. We provide phones and wireless voice/text/data service to the individuals requiring Lifeline service. In some states, and depending on government requirements, we may only provide voice/text service with no mobile data.

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

Resellers and Mobile Virtual Network Operator (“MVNOs”) like us typically do not own the wireless infrastructure over which services are provided. We purchase services from the following sources:

•	Telispire: Verizon voice, text and data service. Telispire, through a contract with us, has set pricing for voice, text and data wireless services per unit. Pricing per unit is in the form of a monthly recurring charge (“MRC”) that may or may not include minutes of use, text units or data units. Additional add on pricing per unit is available for additional data units;

•	AT&T APEX: AT&T voice, text or data service and AT&T IoT service. AT&T APEX, under a contract with us, has set pricing for voice, text and data and IoT wireless services per unit. Pricing per unit is in the form of an MRC that may or may not include minutes of use, text units or data units. Additional add on pricing per unit is available for additional data units;

•	Verizon Wireless VPP, a Verizon IoT product: Verizon VPP, also through a contract with us, has set pricing for IoT wireless services per unit. Pricing per unit is in the form of an MRC that includes data units with defined over plan use pricing;

•	T-Mobile: T-Mobile voice, text or data service. T-Mobile, through a contract with us, has set pricing for bundled voice, text and data wireless services. Pricing bundles are in the form of a monthly recurring charge (“MRC”) that include minutes of use, text units or data units. Bundled plans include unlimited talk, text and a set amount of data. Larger data plans are available for purchase for consumers requiring larger data packages;

•	Sprint: Sprint voice, text or data service. Sprint, through a contract with us, has set pricing for bundled voice, text and data wireless services. Pricing bundles are in the form of an MRC that include minutes of use, text units or data units. Bundled plans include unlimited talk, text and a set amount of data. Larger data plans are available for purchase for consumers requiring larger data packages; and

•	Prepaid Wireless Group (“PWG”): T-Mobile voice, text or data Lifeline service. PWG, through a contract with us, has set pricing for bundled voice, text and data wireless services. Pricing bundles are in the form of an MRC that include minutes of use, text units or data units. Larger data plans are available for purchase for consumer requiring larger voice and data packages.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Our wholly owned subsidiary, IM Telecom, is one of twelve (12) active Lifeline carriers in the U.S. that holds an FCC approved Lifeline Compliance Plan. This Compliance Plan allows IM Telecom, subject to state approval, to expand into additional states to provide Lifeline services.

We have been approved by the United States Patent and Trademark Office for the trademark “Lifeline+” and are now using this Trademark in our marketing materials.

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

Need for any Governmental Approval of Principal Products or Services

On October 23, 2018, the FCC approved our acquisition of IM Telecom. Lifeline was created under President Ronald Reagan as part of the 1984 Telecommunications Act. Prior to President Obama taking office, the Lifeline program began to allow cell phones, and there was some initial duplication of service in the early days of Lifeline cell phone deployment. Approximately nineteen (19) current ETCs hold an FCC approved Lifeline Compliance Plan.  The FCC has not approved any new Lifeline Compliance Plans since 2012, so Lifeline is a tightly controlled market. We anticipate that approximately one-third of our future gross revenues may come from Lifeline services.

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

Emerging Growth Company

In 2020 our “emerging growth company” designation as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act,” expired as of the fifth anniversary of our initial registered public offering. During our “emerging growth company” designation we did not utilize any financial statement waivers as a result of that designation.

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

Number of Total Employees and Number of Full-Time Employees

Across our companies, we have a total of twenty-one (21) employees: nineteen (19) full-time employees and two (2) part-time employees.

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

We reported gross revenues of approximately $9,358,999, cost of revenues of $5,823,552, operating expenses of $3,895,466 other income and expenses of $598,637, and net income of $238,618 for the year ended December 31, 2020; and gross revenues of $9,173,520, cost of revenues of $6,303,053, operating expenses of $4,515,662, other income and expenses of $(38,209), and a net loss of $1,584,904 for the year ended December 31, 2019.

The Company generated net income of $238,618 during the year ended December 31, 2020. In 2019 and 2018, we were dependent upon equity financing to support our operations whereas in 2020 our operations were supported by increased profit margins and the benefit of pandemic related loans. In addition to net income of $238,618 in 2020, we experienced positive cash flow of $523,721 and positive cash flow from operations of $571,546 during the year. Our accumulated deficit as of December 31, 2020, was $5,968,489.

We believe we have ameliorated any “going concern” issues by continuing to generate additional cash flow since the completion of the KonaTel Nevada Merger on December 18, 2017; the acquisition of Apeiron Systems on December 31, 2018; the acquisition of IM Telecom, effective January 31, 2019, receiving cash investments through the private placement of shares of our common stock; and significantly reduced costs from the termination of our Virtual ETC program, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings. In 2020, we took advantage of the PPP loan forgiveness to further contribute to positive cash flow.

The United States Government’s dissolution or reduction of the Lifeline Program or the elimination of “resellers” of these services would have a substantial adverse effect on our current and planned business operations.

•	Considering there are approximately 7,200,000 current Lifeline users and approximately 39,000,000 eligible Lifeline customers (according to the United States Administrative Company (USAC), the administrative arm of the federal Lifeline program), this would be a draconian move; however, it is a possibility. Federal or state governmental agencies could also significantly reduce or delay Lifeline reimbursement payments to Lifeline carriers, forcing Lifeline carriers to continue to provide minimum Lifeline services and at a reduced reimbursement rate. Depending on any reimbursement reduction, a reduction would diminish earnings and could make Lifeline unprofitable. “The FCC established the Lifeline program in 1985 to ensure that qualifying low-income consumers could afford phone service and the opportunities and security it provides. Congress supported and strengthened Lifeline in the Telecommunications Act of 1996, requiring that affordable service and advanced communications be available to low-income consumers across the country.”

•	Lifeline requires several factors to be successful. The impact of negative governmental changes and negative national carrier pricing have been outlined above. In addition to those two risks, an interruption to the supply of low-cost phones and/or a reduction of Lifeline agents (no access to or not enough access to agents) would have a negative impact on Lifeline.

•	Adequate equipment financing and available cash resources to pay up-front commission payments (sometimes required) is critical to facilitate Lifeline, B2B and retail sales and the lack of these resources would have a negative impact on our business.

The increase in the number of resellers of services and products that we provide by any national carrier could saturate the markets and market segments of our targeted customers, which could affect our business adversely.

Market saturation could occur when a national carrier allows too many resellers into the market and margins drop so low where the reseller business model is no longer profitable, and our business may suffer and fail.

A decrease in the amount of wholesale voice and mobile data available to purchase from wholesale aggregators could cause a substantial reduction in our business and customers.

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

We might be required to raise additional funding through public or private debt or equity financings. Any additional equity financings may be dilutive to our current shareholders and may be completed at a discount to the then-current market price of our common stock. Debt financing, if available, would likely involve restrictive covenants on our operations or pertaining to future debt or equity financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business may be adversely affected, and we could be required to curtail our activities significantly and/or cease operations.

We will be unable to implement our business plan if we cannot raise sufficient capital and may be required to pay higher prices for capital based on the current illiquid market for our common stock, among other factors.

We may need to raise additional capital to implement our business plan and meet financial obligations as they come due. If we do need to raise additional capital, and cannot attract sufficient capital from customary sources, we may be required to pay a higher price for capital.

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

We, like all voice and data resellers, are dependent on the FCC licensed national carriers to provide services that can be resold for a profit.  The wireless carriers own/control their respective network (towers) and provide the wireless service.  Resellers do not own their own network and are dependent on the national carriers to provide a reseller program.  These carriers could eliminate a reseller program or implement new policies that could reduce profit margins making any applicable program unprofitable.  They could also implement market restorations reducing markets we could sell into, which would have a direct adverse effect on our current and future prospects.

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

We expect that there will be significant consolidation in our industry. Our failure or inability to lead that consolidation would have a severe adverse impact on our access to financing, customers, technologies, and human resources.

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

Most of our contracts are terminable by our customers with limited notice and without penalty payments, and early terminations could have a material adverse effect on our business, operating results, and financial condition.

Most of our contracts are terminable by our customers following limited notice and without early termination payments or liquidated damages due from them. In addition, each stage of a project often represents a separate contractual commitment, at the end of which the customer may elect to delay or not to proceed to the next stage of the project. We cannot assure you that one or more of our customers will not terminate a material contract or materially reduce the scope of any large project. The delay, cancellation, or significant reduction in the scope of a large project or a number of projects could have a material adverse effect on our business, operating results, and financial condition.

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

Furthermore, even if we successfully adapt our products and services, these new technologies or enhancements may not achieve market acceptance.  The market for our products and services is characterized by rapidly changing technology, evolving industry standards, changes in customer needs, heavy competition, and frequent new product and service introductions. If we fail to develop new products and services or modify or improve our existing products and services in response to these changes in technology, customer demands or industry standards, our products and services could become less competitive or obsolete.

A portion of our business involves the use of software technologies that we have developed or licensed. Industries involving the ownership and licensing of software-based intellectual property are characterized by frequent intellectual property litigation, and we could face claims of infringement by others in the industry. Such claims are costly and add uncertainty to our operational results.

A portion of our business involves our ownership and/or licensing of software. This market space is characterized by frequent intellectual property claims and litigation. We could be subject to claims of infringement of third-party intellectual property rights resulting in significant expense and the potential loss of our own intellectual property rights. From time to time, third parties may assert copyright, trademark, patent, or other intellectual property rights to technologies that are important to our business.

Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

•	pay substantial damages;

•	cease the development, use, licensing, or sale of infringing products;

•	discontinue the use of certain technologies; or

•	obtain a license under the intellectual property rights of the third-party claiming infringement, which license may not be available on reasonable terms or at all.

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

The market for our products and service solution technologies is generally highly competitive, and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical, and marketing resources than we have. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion, and sale of their products than we do.

We expect competitors to continue to improve the performance of their current products and to introduce new products, services, and technologies. Successful new product and service introductions or enhancements by our competitors could reduce sales and the market acceptance of our products and services, cause intense price competition or make our products and services obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer, and we may fail. Increased competition could result in price reductions, fewer customer orders, reduced margins, and loss of market share. Our failure to compete successfully against current or future competitors could also adversely affect our business and financial condition.

Our future success depends on key personnel and our ability to attract and retain additional personnel.

Our success is dependent upon attracting and maintaining key personnel, including our founder, D. Sean McEwen, and various key executive employees, including, Joshua Ploude and Vyacheslav “Slava” Yanson from whom we acquired Apeiron Systems and serve as CEO and CTO respectively, of Apeiron Systems, Paul LaPier Vice President of Finance of KonaTel, and Nicholas Metherd COO at

Infiniti Mobile.

Further, if we fail to retain our key personnel or to attract, retain, and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales, and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may be unable to retain our employees or to attract, assimilate, and retain other highly qualified employees who could migrate to other employers who offer competitive or superior compensation packages.

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

Effective information security internal controls are necessary for us to protect our sensitive information from illegal activities and unauthorized disclosure, in addition to preventing service attacks and corruption of our data. Further, we rely on the information security internal controls maintained by our outsourced service provider. Breaches of our information management system could also adversely affect our business reputation. Finally, significant information system disruptions could adversely affect our ability to effectively manage operations or reliably report results.

Because our technology, products, platforms, and services are complex and are deployed in and across complex environments, they may have errors or defects that could seriously harm our business.

Our technology, proprietary platforms, products, and services are highly complex and are designed to operate in and across data centers, large and complex networks and other elements of the digital media workflow that we do not own or control. On an ongoing basis, we need to perform proactive maintenance services on our platform and related software services to correct errors and defects. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate reporting, tracking, monitoring, and quality assurance procedures to ensure that we can detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively correct errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers and our business may fail.

We may have insufficient network or server capacity for our current and planned business, which could result in interruptions in our services and the loss of revenues resulting in a negative impact on our business.

Our operations are dependent, in part, upon network capacity provided by our telecommunications network and third-party telecommunications networks; data center services provider owned and leased infrastructure and capacity; server capacity located at the data center services provider partner or partners; and our own infrastructure and equipment. Collectively, this infrastructure, equipment and capacity must be sufficiently robust to handle all of our customers’ wireless requirements, particularly in the event of unexpected surges in high-definition video traffic and network services incidents. We may not be adequately prepared for unexpected increases in bandwidth and related infrastructure demands from our customers. In addition, the bandwidth we have contracted to purchase may become unavailable for a variety of reasons, including payment disputes, outages, or such service providers going out of business. Any failure of these service providers or our own infrastructure to provide the capacity we require due to financial or other reasons may result in a reduction in or the interruption of service to our customers, leading to an immediate decline in revenue and possible additional decline in revenue, as a result of subsequent customer losses, which could result in the cessation of all or part of our business operations.

We do not have sufficient capital to engage in material research and development, which may harm our long-term growth.

In light of our limited resources in general, we have made no material investments in research and development. This conserves capital in the short term. In the long term, as a result of our failure to invest in research and development, our technologies and product offerings may not keep pace with the market, and we may lose any existing competitive advantage. Over the long term, this may harm our revenue growth and our ability to be profitable.

Our business operations are susceptible to interruptions caused by events beyond our control.

Our business operations are susceptible to interruptions caused by events beyond our control. We are vulnerable to the following potential problems, among others:

•	our platform, technologies, products, services, and underlying infrastructure, or that of our key suppliers, may be damaged or destroyed by events beyond our control, such as fires, earthquakes, floods, power outages, or telecommunications failures;

•	we and our customers and/or partners may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers, or current /former employees;

•	we may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data, or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays, or cessation of service to our customers; and

•	the failure of our systems or those of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers), adversely affecting our relationships with our customers and lead to lawsuits and contingent liabilities.

The occurrence of any of the foregoing could result in claims for consequential and other damages, significant repair and recovery expenses and extensive customer losses and otherwise have a material adverse effect on our business, financial condition, and results of operations.

Our business operations could be impacted by the current world health crisis.

On January 30, 2020, the World Health Organization declared the coronavirus (the “Covid-19”) outbreak a “Public Health Emergency of International Concern,” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which we operate. While it is unknown how long these conditions will last and what the complete financial affect will be on us, to date, and as a result of actions taken by management to mitigate a material impact to our financial statements or our operational results, we are not currently experiencing a material impact to our financial statements or our results of operations; however, a pandemic typically results in social distancing, travel bans and quarantines, which may result in limited access to our facilities, customers, management, support staff and professional advisors.  These, in turn, may not only impact our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event.  Given our small staff, if a key member of our team were disabled by COVID-19, it could have a material negative impact on our business.  Also, it may substantially hamper our efforts to provide our investors with timely information and to comply with our filing obligations under the Exchange Act with the SEC. If this pandemic were to last a prolonged period of time, we could see a decline in revenue due to the closure of customer businesses, which could then impact our ability to pay our short-term debts. Our concentration of revenue from a small group of Apeiron Systems’ customers makes it reasonably possible that we are vulnerable to the risk of a long-term severe impact. Our dependence on certain suppliers to provide equipment to be distributed or sold to our customers could also be impacted if inventory shortages occur due to import or export restrictions resulting from the pandemic.

General global market and economic conditions may have an adverse impact on our operating performance and results of operations.

Our business has been and could continue to be affected by general economic and market conditions. Weakness in the United States and worldwide economy could have a negative effect on our operating results. Additionally, in a down-cycle economic environment, we may experience the negative effects of increased competitive pricing pressure, customer loss, slowdown in commerce over the Internet and corresponding decrease in traffic delivered over our network and failures by our customers to pay amounts owed to us on a timely basis or at all. Suppliers on which we rely for equipment, field services, servers, bandwidth, co-location, and other services could also be negatively impacted by economic conditions that, in turn, could have a negative impact on our business operations or revenues. Flat or worsening economic conditions may harm our operating results and financial condition.

The markets in which we operate are rapidly emerging, and we may be unable to compete successfully against existing or future competitors to our business.

The markets in which we operate are becoming increasingly competitive. Our current competitors generally include those that offer similar products and services. These competitors, including future new competitors who may emerge, may be able to develop comparable or superior solution capabilities, platforms, services, products and/or a series of services that provide a similar or more robust set of features and functionality than the technologies, products, and services we offer. If this occurs, we may be unable to grow as necessary to make our business profitable.

Regardless of whether we have superior products, many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering, and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven or in the early stage of its development. In addition, our existing and potential future competitors may be able to use their extensive resources:

•	to develop and deploy new products and services more quickly and effectively than we can;

•	to develop, improve and expand their platforms and related infrastructures more quickly than we can;

•	to reduce costs, particularly hardware costs, because of discounts associated with large volume purchases and longer-term relationships and commitments;

•	to offer less expensive products, technologies, platforms, and services, as a result of a lower cost structure, greater capital reserves or otherwise;

•	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

•	to take advantage of acquisition and other opportunities more readily; and

•	to devote greater resources to the marketing and sales of their products, technology, platform, and services.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our products and services, our business, financial condition and results of operations may suffer and our business may fail.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public “reporting company” in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, rules, and regulations, including compliance obligations under the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited and reviewed financial statements in reports filed with the SEC, along with required communications with our shareholders, are substantial. We have incurred and expect to continue to incur costs associated with becoming and continuing as a public company, including, but not limited to, legal, accounting, filing, and other related costs and expenses. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financial condition, the value of our common stock and the ability of our shareholders to resell their common stock.

We do not intend to pay dividends on our common stock for the foreseeable future.

All future revenues are anticipated to be utilized for research, development, and the furtherance of our business plan and our technologies, products, services and platform, and accordingly, it is highly unlikely that you will receive any dividends from us in the near future, if ever.

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

Risks Related to Our Common Stock

There is a limited active trading market for our shares of common stock.

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

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Currently, broker-dealers require legal opinions of shareholders of almost all over-the-counter stocks to deposit and sell these shares, and all of these legal opinions are required to be paid for by the shareholder; and often, two legal opinions are required, one from the shareholder’s legal counsel and one from the broker-dealer’s legal counsel. This policy has been required of mostly all low-priced over-the-counter shares, regardless of whether the shares have been registered with the SEC, or whether there is no legend on the stock certificate representing the shares and always if the shares are designated as “restricted securities.” Larger, national broker-dealers will generally not even trade these securities. The high cost of these types of legal opinions is often more than the value of the shares sought to be sold, and the process can take two to three weeks or more. Accordingly, shareholders with limited shares of low-priced stocks will be unable to economically sell their shares, regardless of whether an “established trading market” for the shares exists, and if they could sell their shares, the required selling process will inhibit their ability to sell the shares when they desire to sell their shares.

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

Directors, executive officers, principal shareholders, and affiliated entities own a significant percentage of our capital stock, and they may make decisions that our shareholders do not consider to be in their best interests.

As of the date of this Annual Report, D. Sean McEwen, our Chairman and Chief Executive Officer, beneficially owns approximately 38% of our issued and outstanding shares of common voting stock by reason of his personal holdings. This percentage does not include certain vested Incentive Stock Options that can be exercised within 60 days of the date of this Annual Report, all of which options are described under the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part III, Item 11, below, and a portion of which are reflected in Mr. McEwen’s beneficial ownership of shares of our common stock under the caption “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12 hereof. As a result, Mr. McEwen may have the ability to substantially control the election of our board of directors, the outcome of issues requiring approval by our shareholders and other corporate actions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other shareholders; and could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock, whether by making a tender offer or attempting to obtain control of our Company.  See the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” of Part III, Items 11 and 12, respectively, hereof.

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

We are continually in the process of evaluating our internal controls for effectiveness as well as evaluating the need for additional internal controls. Failure to implement changes to our internal controls that we may deem to be ineffective or any others that we may identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence could have a substantial negative affect on the trading price of our common stock.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We do not own any property.

Through our wholly owned subsidiary, KonaTel Nevada, we have a lease on the following property:

Our Dallas, Texas and Principal Executive Offices, consisting of approximately 3,000 square feet were located at 13601 Preston, Road, # E816, Dallas, Texas 75240, under a lease that commenced on January 1, 2019, and expired on December 31, 2020, at a monthly rent of $3,941 for 2019 and $4,062 for 2020.

On December 18, 2020, we entered into a lease of an office suite in Plano, TX, which commenced on January 25, 2021. Lease payments are deferred until May 1, 2021. Commencing on May 1, 2021, lease payments will be $3,650 per month for the twelve (12)-month period ended April 30, 2022. The lease term is for five (5) years.

Through our wholly owned subsidiary, IM Telecom, we have a lease on the following property:

Our Tulsa, Oklahoma retail storefront and office consisting of approximately 1,100 square feet and located at 3401 East Admiral Place, Tulsa, Oklahoma 74115, is under a lease that commenced February 1, 2019, and expires on November 30, 2021, at monthly rent of $950 for 2019 and $1,000 for 2020 and 2021.

Through our wholly owned subsidiary, Apeiron Systems, we have leases on the following properties:

Our Culver City, California office is subleased from Chambers Design Group, consisting of approximately 1,636 feet, located at 5855 Green Valley Circle, Culver City, CA 90230, and expires May14, 2022, at a monthly rent of $4,663.

Our Johnstown, Pennsylvania office, consisting of approximately 1,500 square feet and located at 112 Lindberg Ave, Johnstown, Pennsylvania 15905, is under a lease that commenced on April 15, 2019, and on a month-to-month term, at a monthly rent of $1,073.

ITEM 3:  LEGAL PROCEEDINGS

We are not party to any material legal proceedings

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until December 14, 2020, our common stock was quoted on the OTC Pink Tier of the OTC Markets under the symbol “KTEL.” On December 14, 2020, our common was approved for listing on the OTC Markets’ OTCQB® Venture Market or the OTCQB. No assurance can be given that any established trading market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of shares of our common stock comprised of “restricted securities” pursuant to Rule 144 of the SEC, any other available exemption from registration under the Securities Act or by registration under the Securities Act by members of management or others, including any person to whom any such securities may be issued in the future, may have a substantial adverse impact on any such public market.  For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” of this Item below

The common stock that can be acquired under vested and exercised Incentive Stock Options that we have granted may also have an impact on any public trading market in our common stock. See the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part III, Item 11 hereof, for a description of all of our outstanding Incentive Stock Options.

Also, see the heading “Risks Related to Our Common Stock” of the caption “Risk Factors” in Part I, Item 1A hereof.

The following table sets forth, for the periods indicated over the last two (2) years, the high and low closing bid quotations, as reported by the OTC Markets, and represents prices between dealers, does not include retail markups, markdowns, or commissions, and may not represent actual transactions:

	For the Years Ended December 31,
	2019		2020
	High	Low	High	Low
First Quarter	$0.31	$0.20	$0.19	$0.11
Second Quarter	$0.22	$0.15	$0.29	$0.11
Third Quarter	$0.50	$0.15	$0.19	$0.05
Fourth Quarter	$0.15	$0.15	$0.42	$0.05

These prices were obtained from OTC Markets and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Rule 144

The following is a summary of the current requirements of Rule 144, excluding issues related to companies that are or have ever been a “shell company”:

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

Holders

We currently have 573 shareholders of record as of December 31, 2020, not including an indeterminate number of shareholders who may hold their shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. All future revenues are anticipated to be utilized for research, development and the furtherance of our business plan and our technologies, products, services, and platform, and accordingly, it is highly unlikely that you will receive any dividends from us in the near future, if ever.

There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales by us of any unregistered securities during the past two (2) years ended December 31, 2020, and 2019.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview of Current and Planned Business Operations

We are a cellular reseller of wholesale priced minutes, text, and data, including traditional post-paid cellular services, primarily operating on mobile networks of major communications companies like Verizon and AT&T; and we are a Sprint authorized agent of cellular services and products that principally include business to business and business to customer products and services, mostly B2B Mobile Service and Internet of Things or wireless data. During the coming year, we plan to devote additional sales resources to IoT, and we have direct wholesale data agreements with Verizon and AT&T to provide us with our required wireless services. We also presently provide Lifeline Program service through a virtual eligible telecommunications carrier with a Lifeline Program license; and we own an eligible telecommunications carrier (ETC), IM Telecom. We primarily distribute all of our products and services through independent field agents.

Comparison of the Year Ended December 31, 2020, to the Year ended December 31, 2019

Results of Operations

For the year ended December 31, 2020, we had $9,358,999 in revenues from operations compared to the year ended December 31, 2019, where we had $9,173,520 in revenue from operations. The cost of revenue for the year ended December 31, 2020, was $5,823,552, compared to $6,303,053 for the year ended December 31, 2019. We had a gross profit of $3,535,447 for the year ended December 31, 2020, and $2,870,467 for the year ended December 31, 2019.

For the year ended December 31, 2020, and the year ended December 31, 2019, total operating expenses were $3,895,466 and $4,515,662, respectively, for a decrease of $620,196.

For the year ended December 31, 2020, other income (expense) was $598,637 compared to ($38,209) for the year ended December 31, 2019.

For the years ended December 31, 2020 and December 31, 2019, we had net income of $238,618 and net loss of $1,584,904, respectively.

In comparing our Statements of Operations between the years ended December 31, 2020, and 2019, we grew revenue and reduced expenses. The increase in revenue was primarily caused by growth in IP Voice revenue from Apeiron Systems and increased Lifeline subscriber revenue. The expense decrease was due primarily to the reduced operating and maintenance expenses resulting from improved cost control.

Liquidity and Capital Resources

As of December 31, 2020, we have $ 715,195 in cash and cash equivalents on hand.

The ability to continue as a business is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next (6) six months with profits from our operations.

In comparing liquidity between the years ending December 31, 2020, and 2019, cash and short-term assets increased by 103%. The increase was caused through continuing focus on products that are paid in advance. Additionally, we received $458,900 in Federal SBA Paycheck Protection Loan Program introduced in 2020, of which $309,000 will be forgiven. Liabilities and total overall debt showed a 15% decrease in 2020 when compared to 2019. Stockholder debt had a net decrease as a shareholder loan was repaid in full. The revolving lines of credit were eliminated through payments in 2020. Going forward, equity investment and growth of new service offerings are expected to provide the liquidity for our business.

Working capital increased by 109% for the year ending December 31, 2020, compared to 2019, resulting from our larger cash balance and reduction in accounts payable and accrued expenses.

Overall, the current ratio (current assets divided by our current liabilities) was 1.05 and .36 as of December 31, 2020, and 2019, respectively.

Cash Flow from Operations

During the year ended December 31, 2020, and the year ended December 31, 2019, cash flow provided by operating activities was $571,546 and $107,298, respectively.  Cash flows provided by operating activities were primarily attributable to the Company’s net income of $238,618 and a decrease in stock-based compensation in 2020.

Cash Flows from Investing Activities

During the year ended December 31, 2020, and the year ended December 31, 2019, cash flow provided by (used in) investing activities was $(10,833) and $58,603, respectively. The cash used in investing activities during 2020 were created through the purchase of assets.

Cash Flows from Financing Activities

During the year ended December 31, 2020, and the year ended December 31, 2019, cash flow used in financing activities was ($36,992) and ($30,937), respectively. The funds provided by financing were comprised of proceeds from Federal SBA PPP & EIDL Loans and grants of $468,900 in 2020 and $0 in 2019; dividends paid to former Apeiron Systems shareholders, ($310,129) in 2020 and $0 for 2019; repayment of notes payable of ($112,168) in 2020 and $0 for 2019; repayments of amounts due to related party were ($151,357) in 2020 and ($139,795) in 2019; repayment of revolving line of credit of ($12,237) in 2020 and ($91,142) in 2019; and Advances made by Stockholders of $0 in 2020 and $200,000 in 2019.

Going Concern

The Company generated net income of $238,618 during the year ended December 31, 2020. In 2019, the Company had been dependent upon equity financing to support its operations. In addition to net income of $238,618 and net loss of $1,584,904 for the years ended December 31, 2020, and 2019, respectively, the Company experienced positive cash flow of $523,721 and $134,964, respectively. The accumulated deficit as of December 31, 2020, is $5,968,489.

The Company has continued to ameliorate any substantial going concern doubt by generating additional cash flow in 2019 and 2020 respectively and generating net income in 2020. Reduction of costs in our CPaaS business and increase in revenues from the growth of our ETC customer base has allowed the Company to retire debt and other lines of credit, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings.

Off-Balance Sheet Arrangements

The Company entered into an off-balance sheet arrangement as a result of the purchase of Apeiron Systems. The former Apeiron Systems stockholders have a $1.00 “Guaranteed Value” if the Company’s common stock trading price does not reach or exceed $1.00 per share over a ten (10) consecutive day period between December 31, 2020, and ending on December 31, 2021. If the share price is not reached, the Company shall issue to the Apeiron Systems stockholders for each such share of the Company’s common stock that is equal to the number of “Qualifying Shares” multiplied by the difference between the Guaranteed Value and the highest “Calculated Value” achieved during the “Valuation Period.” See Section 5.10 of the Apeiron Systems Merger Agreement that was filed as an Exhibit to the Company’s 8-K Current Report dated December 31, 2018, and filed with the SEC on December 31, 2018, and which is accessible by Hyperlink in Part IV, Item 15, under the heading “Apeiron Systems Merger Current Reports.”

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

We have adopted accounting guidance for financial and non-financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position, or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Leases

In February 2016, the FASB updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement, and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. We adopted the updated guidance on January 1, 2019 on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the updated guidance. In addition, as permitted under the transition guidance within the new standard, prior scoping and classification conclusions were carried forward for leases existing as of the adoption date.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return.  We had no liability for uncertain tax positions as of December 31, 2020, and 2019. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. We do not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2020, and 2019.

On December 22, 2018, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%.  In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income we may have, the legislation affects the way we can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet.  Given that the deferred tax assets are offset by a full valuation allowance, these changes will have no net impact on the Company’s financial position and net loss. In 2020 we were profitable, and we will receive a reduced benefit from our deferred tax assets resulting from the tax rate change in 2018. Had this legislation passed prior to our December 31, 2019, fiscal year-end, the effect of the legislation would have been a reduction in deferred tax assets and the corresponding valuation allowance.

Earnings Per Share

We follow ASC Topic 260 to account for the earnings per share. Basic earnings per common share calculations are determined by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income available to common stockholders by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.  For the year ended December 31, 2020, stock equivalents’ calculations were anti-dilutive and were not recorded in the earnings per share. As the Company incurred losses for the year ended December 31, 2019, dilutive loss per share is the same as loss per share.

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

December 31, 2020, and 2019

(This space intentionally left blank)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of KonaTel, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KonaTel, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets

Description of the Matter:

We identified the assessment of the valuation of intangible assets as a critical audit matter due to the materiality to the financial statements and significant estimate involved. As discussed in Note 6 to the financial statements, the Company’s intangible assets are subject to impairment. Intangible assets are valued at cost and amortized using the straight-line method over the useful economic life of the asset and tested for impairment. The Company’s intangible assets are comprised of FCC license and software arising from past acquisitions. The assessment of intangible asset impairment can be subjective and requires management to make judgements about whether the impairment needs to be recorded and the amount. In the fiscal year ended December 31, 2020, the Company did not record any impairment of intangible assets.

How We Addressed the Matter in Our Audit.

We obtained a thorough understanding of the controls the Company has in place to perform this assessment including the analysis of whether the controls are designed and operating effectively. We performed our own detailed evaluation on the analysis of intangible asset impairment prepared by the management by comparing the year-end balances to the undiscounted future cash flows from the intangible assets to evaluate the Company’s determination of the carrying value as of December 31, 2020 and analyzed the inputs of the future cash flows to verifiable data.

/s/ Haynie & Company

Haynie & Company
Salt Lake City, Utah
April 6, 2021

We have served as the Company’s auditor since 2019.

KONATEL, INC.

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2020	2019
Assets
Current Assets
Cash and Cash Equivalents	$715,195	$191,474
Accounts Receivable, net	434,801	377,485
Inventory, Net	17,786	4,659
Prepaid Expenses	2,365	1,743
Other Current Assets	194	—
Total Current Assets	1,170,341	575,361

Property and Equipment, Net	79,571	102,689

Other Assets
Intangible Assets, Net	1,517,163	2,317,502
Other Assets	172,065	207,740
Total Other Assets	1,689,228	2,525,242
Total Assets	$2,939,140	$3,203,292

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,042,567	$1,223,195
Amount Due to Stockholder	—	151,357
Revolving Line of Credit	—	12,237
Note Payable - current portion	94,339	75,905
Right of Use Operating Lease Obligations - current	66,323	69,148
Deferred Revenue	37,677	53,074
Customer Deposits	—	31,087
Total Current Liabilities	1,240,906	1,616,003

Long Term Liabilities
Right of Use Operating Lease Obligations - long term	15,399	12,942
Note Payable - long term	150,000	50,603
Total Long Term Liabilities	165,399	63,545
Total Liabilities	1,406,305	1,679,548
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 40,692,286 outstanding and issued at December 31, 2020 and December 31, 2019	40,692	40,692
Additional Paid In Capital	7,460,632	7,380,029
Accumulated Deficit	(5,968,489)	(5,896,977)
Total Stockholders’ Equity	1,532,835	1,523,744
Total Liabilities and Stockholders’ Equity	$2,939,140	$3,203,292

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2020	2019
Revenue	$9,358,999	$9,173,520
Cost of Revenue	5,823,552	6,303,053
Gross Profit	3,535,447	2,870,467

Operating Expenses
Payroll and Related Expenses	1,968,415	1,853,995
Operating and Maintenance	803,987	1,397,995
Bad Debt	2,313	36,635
Utilities and Facilities	139,171	174,245
Depreciation and Amortization	838,003	916,897
General and Administrative	62,560	99,365
Marketing and Advertising	15,840	26,042
Taxes and Insurance	65,177	10,488
Total Operating Expenses	3,895,466	4,515,662

Operating Loss	(360,019)	(1,645,195)

Other Income and Expense
Interest Income	—	1,562
Other Income	625,591	15,499
Interest Expense	(26,954)	(55,270)
Total Other Income and Expenses	$598,637	$(38,209)

Net Income (Loss) before Provision for Income Tax	$238,618	$(1,683,404)
Provision for Income Taxes (Benefit)	—	98,500
Net Income (Loss)	$238,618	$(1,584,904)

Net Income (Loss) per Share
Basic	$0.01	$(0.04)
Diluted	—	—

Weighted Average Number of Shares
Basic	40,692,286	40,692,286
Diluted	—	—

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2019	40,692,286	$40,692	$7,041,696	$(4,352,073)	$2,730,315
Dividend Settled in 2018				40,000	40,000
Stock Based Compensation			338,333		338,333
Net Loss				(1,584,904)	(1,584,904)

Balances as of December 31, 2019	40,692,286	$40,692	$7,380,029	$(5,896,977)	$1,523,744

Stock Based Compensation			80,603		80,603
Dividends Paid to Apeiron shareholders				(310,130)	(310,130)
Net Income				238,618	238,618

Balances as of December 31, 2020	40,692,286	$40,692	$7,460,632	$(5,968,489)	$1,532,835

The accompanying notes are an integral part of these consolidated financial statements.

(This space intentionally left blank)

KONATEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net Income (Loss)	$238,618	$(1,584,904)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	838,003	916,897
Bad Debt	2,313	36,635
Stock-based Compensation	80,603	338,333
Change in Right of Use Asset	(1,994)	(78,583)
Change in Lease Liability	(367)	82,090
Grant Revenue	(319,000)	—
Changes in Operating Assets and Liabilities, net of effects of acquisition:
Accounts Receivable	(59,629)	745,112
Inventory	(13,127)	(3,574)
Prepaid Expenses	(622)	8,011
Accounts Payable and Accrued Expenses	(182,443)	(145,797)
Note Payable	—	(41,769)
Deferred Revenue	(15,397)	(16,914)
Customer Deposits	(31,087)	2,233
Other Assets	35,675	(150,472)
Net cash provided by operating activities	571,546	107,298

Cash Flows from Investing Activities
Cash Received in Acquisition of IM Telecom	—	14,318
Notes Receivable from Sale of Business Component	—	66,667
Purchase of Assets	(10,833)	—
Asset Purchase of IM Telecom	—	(22,382)
Net cash provided by (used in) investing activities	(10,833)	58,603

Cash Flows from Financing Activities
Repayment of Revolving Lines of Credit	(12,237)	(91,142)
Advances made by Stockholder	—	200,000
Proceeds from Federal SBA Covid Loans	468,900	—
Repayments of amounts due to Related Party and Seller	(151,357)	(139,795)
Repayments of Amounts of Notes Payable	(112,168)	—
Proceeds from Notes Payable	80,000	—
Dividends Paid to Apeiron Shareholders	(310,130)	—
Net cash used in financing activities	(36,992)	(30,937)

Net Change in Cash	523,721	134,964
Cash - Beginning of Year	191,474	56,510
Cash - End of Period	$715,195	$191,474

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$21,591	$40,660
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Asset Purchase of IM Telecom
Accounts Receivable	$—	$123,959
Prepaid Expense	$—	$2,400
Furniture and Equipment at Fair Market Value	$—	$1,308
Accounts Payable and Accrued Expenses, net of cash	$—	$(24,271)
Note Payable	$—	$(168,277)
License	$—	$634,252
Right of use assets obtained in exchange for new operating lease liabilities	$28,576	$151,471

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

KonaTel Inc., formerly known as Dala Petroleum Corp. (“KonaTel,” the “Company,” “we,” “our,” or “us”), also formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation (“Westcott”). On December 18, 2017, we acquired KonaTel, Inc, a Nevada sub S-Corporation (“KonaTel Nevada”), in a merger with our acquisition subsidiary under which KonaTel Nevada became our wholly owned subsidiary.

On December 31, 2018, we acquired Apeiron Systems, Inc., a Nevada corporation d/b/a “Apeiron” (“Apeiron Systems”), which is also our wholly owned subsidiary. Apeiron Systems was organized in 2013 and is an international hosted services CPaaS (“Communications Platform as a Service”) provider that designed, built, owns, and operates its private core network, supporting a suite of real-time business communications services and Applications Programming Interfaces (“APIs”). As an Internet Telephony Service Provider (“ITSP”), Apeiron Systems holds a Federal Communications Commission (“FCC”) numbering authority license. Some of Apeiron Systems’ hosted services include SIP/VoIP services, SMS/MMS processing, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”), number services including mobile, toll free and DID landline numbers, SMS to Email services, Database Dip services, SD-WAN, voice termination, and numerous API driven services including voice, messaging, and network management.

On January 31, 2019, we acquired IM Telecom, an Oklahoma limited liability company, d/b/a Infiniti Mobile, (“Infiniti Mobile”), which became our wholly owned subsidiary. Infiniti Mobile is an FCC licensed ETC (“Eligible Telecommunications Carrier”) and is one of nineteen (19) FCC licensed carriers to hold an FCC approved Lifeline Compliance Plan in the United States. Under the Lifeline program, Infiniti Mobile is currently authorized to provide government subsidized mobile telecommunications services to eligible low-income Americans currently in eight (8) states.

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

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2020, include the Company and its three (3) wholly owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems, and Infiniti Mobile (January through December). The consolidated financial statements for the year ended December 31, 2019, include the Company and its three (3) wholly owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems, and Infiniti Mobile (February through December). All significant intercompany transactions are eliminated.

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

Allowance for Doubtful Receivables

The allowance for doubtful receivables is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of December 31, 2020, and 2019, management has determined that no allowance for doubtful receivables is necessary.

 Inventory

Inventory consists primarily of the cost of cellular phones and cellular accessories. Inventory is reported at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. As of December 31, 2020, total inventory owned by the company was $17,786.

Due to the rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists. As of December 31, 2020, and 2019, the allowance for inventory obsolescence was $0.

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

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of December 31, 2020, and 2019.

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

Intangible assets consist of customer lists, licenses, and software arising from acquisitions which are amortized on a straight-line basis over three (3) years, their estimated useful lives.

Other Intangibles

The Company accounts for other intangibles in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2019, KonaTel, through the acquisition of IM Telecom, recorded, at fair market value, an FCC License in the amount of $634,251. Other Intangible Assets are not amortized. As of December 31, 2020, there is no impairment of the value of the license.

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

The Company held $0 and $31,088 in collateral deposits from various sub-reseller customers at December 31, 2020, and 2019, respectively. Such amounts represent collateral received from the sub-resellers in order to contract with the Company. The related contracts have an option to terminate within a period of less than one (1) year, and accordingly, these collateral deposits are classified as current liabilities in the accompanying balance sheet.

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

Leases

In February 2016, the FASB updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. We adopted the updated guidance on January 1, 2019 on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the updated guidance. In addition, as permitted under the transition guidance within the new standard, prior scoping, and classification conclusions were carried forward for leases existing as of the adoption date. See NOTE 4.

Upon adoption, we recorded $151,471 for operating lease assets and liabilities, which includes the impact of fair value adjustments, prepaid and deferred rent. As of December 31, 2020, and December 31, 2019, our operating lease assets and liabilities were $80,578 and $81,723, respectively.

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

Deferred Revenue

Services for cellular and telecommunication services have a monthly recurring charge that is billed in advance. This charge covers a thirty (30) or thirty-one (31)-day period. This charge is deferred for the period in which it was received and recorded as revenue at the conclusion of this period. Costs, mainly from outside providers, associated with the deferred revenue are recognized in the same period as revenue is recognized.

Cost of Revenue

Cost of Revenue includes the cost of communication services, equipment and accessories, shipping costs, and commissions of sub-agents.

Advertising

Costs for advertising products and services, as well as other promotional and sponsorship costs, are charged to Selling, general and administrative expense in the periods in which they are incurred. Advertising expense was $15,840 and $23,275 for 2020 and 2019 respectively.

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from nonemployees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. The amendments in ASU 2018-07 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In 2020, KonaTel issued stock-based options to key employees of the company. Implementation of the aforementioned standard had no effect on the issuance of the 2020 options.

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

Net Income / Loss Per Share

Basic net income / loss per common share calculations are determined by dividing net income / loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income / loss per common share calculations are determined by dividing net income / loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2020, there are 3,600,000 potentially dilutive common shares. As of December 31, 2019, there were 3,675,000 potentially dilutive common shares. The dilutive common shares for the year ended December 31, 2020, and December 31, 2019, are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income/loss per common share:

	Years Ended December 31,
	2020	2019
Numerator
Net Income/Loss	$238,618	$(1,584,904)

Denominator
Weighted-average common shares outstanding	40,692,286	40,692,286
Dilutive impact of stock options	—	—
Weighted-average common shares outstanding, diluted	40,692,286	40,692,286

Net income per common share
Basic	$0.01	$(0.04)
Diluted	$—	$—

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of December 31, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $194,509 or 52.4% and $52,843 or 14.2%. As of December 31, 2019, the Company had a significant concentration of receivables from three (3) customers in the amounts of $89,078, or 24.4%, $77,662, or 21.3% and $48,475, or 13.3%. These receivables represented 14% and 59% of the total receivables for the years ended December 31, 2020, and 2019, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular providers. For the year ended December 31, 2020, the Company had one (1) cellular provider that accounted for $3,337,262, or 35.7% of revenue and one (1) customer that accounted for $1,472,962, or 15.7%, of the revenue. For the year ended December 31, 2019, the Company had one (1) cellular provider that accounted for $3,728,456, or 39.6% of revenue and one (1) customer that accounted for $2,200,761, or 23.4%, of the revenue. The loss of a major customer would create a very negative impact on the company, which would require the company to make significant changes to reduce expenses.

Effect of Recent Accounting Pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statement.

NOTE 2 – SIGNIFICANT TRANSACTIONS

January 2019 Transaction – IM Telecom Acquisition

Effective February 7, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest (the “PMSI”) dated as of February 5, 2018, with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom from its sole owner, Trevan Morrow.  The principal asset of IM Telecom was a “Lifeline Program” license (an FCC approved Compliance Plan), the transfer of ownership of required prior approval of the FCC.  Following the FCC approval of the transfer of the Lifeline Program license to us on October 23, 2018, the PSMI was completed on January 31, 2019.  At the closing, we also engaged Mr. Morrow as an independent consultant for ninety (90) days in consideration of $100 and granted him an incentive stock option to purchase 500,000 shares of our common stock at an exercise price of $0.20 per share. The incentive stock option to purchase 500,000 shares to Mr. Morrow was cancelled as discussed in NOTE 8.

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

Glosser Arbitration Settlement

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

Apeiron Systems Working Capital Settlement

On December 31, 2018, the Company and the shareholders of Apeiron Systems entered into an Agreement and Plan of Merger. Section 2.2 Estimated Net Working Capital and Section 2.3 Final Settlement of that agreement provided for a method to calculate and reconcile any surplus or deficit in net working capital amounts as of December 31, 2018. On November 22, 2019, the Company, Apeiron Systems and the Apeiron Systems’ shareholders reached an agreement on the final surplus net working capital amount of $310,130 owed by Apeiron Systems to the Apeiron Systems shareholders under the Apeiron Systems Merger Agreement. The net working capital amount was deemed to be payable by Apeiron Systems to the Apeiron Systems shareholders pro rata: 90% or $279,117 to Joshua Ploude and 10% or $31,013 to Vyacheslav Yanson.

On February 14, 2020, the Company, on behalf of Apeiron Systems, made a partial payment of $5,000 towards the surplus net working capital balance of $31,013 Apeiron Systems owed to Mr. Yanson. On March 5, 2020, the Company, on behalf of Apeiron Systems, paid Yanson $26,013, representing the final payment of the surplus net working capital balance owed to Yanson. On March 8, 2020, the Company, on behalf of Apeiron Systems, paid Mr. Ploude $225,000. The remaining surplus net working capital balance of $54,117 was paid to Mr. Ploude during 2020.

Euler Hermes/Sky Phone Settlement

Between March and July 2019, IM Telecom purchased wireless handsets from Sky Phone, LLC in the amount of $192,293. Subsequently, a dispute arose between the parties regarding the amount of the debt, a lack of sufficient transaction documentation and problems with some of the handsets. On or about December 2019, the debt was transferred to Euler Hermes North America Insurance Company. On April 22, 2020, the parties entered into an agreement to settle the matter whereby IM Telecom agreed to pay $80,000 in monthly payments of $4,000 over twenty (20) months. The first payment was made on May 20, 2020.

SBA Paycheck Protection Program

On April 14, 2020 the operating companies of the Company made loan applications to participate in the Small Business Administration’s Paycheck Protection Program created as a result of the COVID-19 pandemic. On April 15, 2020, the loan applications of Apeiron Systems, IM Telecom and KonaTel Nevada were approved and loan proceeds in the amounts of $101,800, $20,900 and $186,300, respectively, were received. The Company has followed all prescribed loan forgiveness guidelines provided by our local bank and the SBA by using these loan proceeds to fund employee payrolls.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of December 31, 2020, and 2019:

	December 31,
	2020	2019
Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	217,163	102,946
Billing Software	102,945	217,163
Office Equipment	94,552	86,887
	461,610	453,946
Less: Accumulated Depreciation and Amortization	(382,040)	(351,257)
Property and equipment, net	$79,570	$102,689

Depreciation and amortization amounted to $30,783 and $30,642 for the years ended December 31, 2020, and 2019, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 5.34% and 3.29%. The net Right-of-Use Assets were $80,578 and $78,584 in 2020 and 2019 respectively.

The Company has right-of-use assets through leases of properties under non-cancelable leases. As of December 31, 2020, the Company had two (2) properties with lease terms in excess of one (1) year. These lease liabilities expire April 30, 2022, and December 31, 2021. Lease payables as of December 31, 2020, are $81,722. Future lease liability payments under the terms of these leases are as follows:

2021	$66,323
2022	$15,399
Thereafter	$—
Total	$81,722
Less Current Maturities	$66,323
Long Term Maturities	$15,399

The weighted average term of the right-to-use leases is 15.4 months recorded with a weighted average discount of 3.53%.

The Company also leases two (2) office spaces on a month-to-month basis. Total rent expense for the year ended December 31, 2020, and 2019, amounted to $109,960 and $140,778, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions:

	December 31,
	2020	2019
Customer Lists	$1,135,961	$1,135,961
Software	2,407,001	2,407,001
License	634,251	634,252
Less: Accumulated Amortization	(2,740,629)	(1,938,296)
Intangible Assets, net	$1,436,584	$2,238,918

Amortization expense amounted to $802,334 and $886,255 for the years ended December 31, 2020, and 2019, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Amortization expense is expected to be as follows:

2021	$802,332
2022	$634,252

Intangible Assets with indefinite useful life consist of a license granted by the FCC:

The License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The License was acquired through an acquisition. The fair market value of the License as of December 31, 2020, and December 31, 2019, was $634,252.

NOTE 6 – LINES OF CREDIT

The Company previously had two (2) lines of credit with a bank which provided aggregate maximum borrowing availability of $1,050,000 as of 2020, and 2019, respectively. The lines of credit were payable on demand and bore interest at a variable rate with rate ranges from 7.5% to 8.0%. Outstanding advances under these lines of credit arrangements amounted to $0 as of December 31, 2020, and $12,237 as of December 31, 2019. The lines of credit matured in 2020 and were paid in full on January 5, 2020, and February 14, 2020.

NOTE 7 – AMOUNT DUE TO STOCKHOLDER

As of January 1, 2018, D. Sean McEwen was owed $191,500. This advance matured and final payment was received in October, 2019.

During 2019, Joshua Ploude, CEO of Apeiron Systems, advanced the Company $200,000. The amount was used to provide a vendor security deposit. The note carried a 10% per annum interest rate until May 1, 2019, at which time, increased to 12% per annum. The note had an original maturity date of July 10, 2019. The loan was extended without a defined maturity end date. The amount due as of December 31, 2019, was $151,357. The advance was fully repaid with interest on November 25, 2020.

The total amount of repayment for the years ended December 31, 2020, and 2019, to stockholders was $151,357 and $147,251, respectively.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of December 31, 2020, there are no legal proceedings.

Contract Contingencies

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Pursuant to an Independent Contractor Agreement (the “ICA”) effective October 17, 2019, between the Company and Charles L. Schneider, Jr., in the event that Infiniti Mobile is granted its request for Eligible Telecommunications Carrier (“ETC”) status from the California Public Utilities Commission (“CPUC”) to distribute Lifeline cellular phone service within the State of California, Mr. Schneider will be granted a one (1) year Warrant, with a customary “cashless” exercise feature, to purchase 250,000 shares of the Company’s common stock at an exercise price to be determined on the date of any such approval. The ICA was for a term of one (1) year, extendable by the parties yearly.

Regulatory Determination

On May 17, 2019, IM Telecom was notified by the United States Administrative Company (“USAC”) of an over-payment of Universal Service Fund reimbursements in the amount of $168,277. On July 25, 2019, the Company entered into a Letter of Acknowledgement with the FCC and requested a twenty-four (24)-month payment plan regarding the repayment of the over-payment amounts. While awaiting approval of this repayment plan, the Company continued to make monthly payments against the outstanding balance. On October 15, 2020, the Company received approval of the payment plan and signed a promissory note with Universal Service Administrative Company to repay the remainder of the unpaid balance in the amount of $67,105. The loan had a commencement date of November 13, 2020, a term of twelve (12) months, with an annual interest rate of 12.75%. The Company agreed to pay Universal Services Administration Company $5,986 per month for twelve (12) months, and a $1,000 Administrative Fee due on October 15, 2020. As of December 31, 2020, the outstanding balance on this promissory note was $56,559.

The Company entered into a Settlement Agreement and Release with the former owner of IM Telecom regarding this matter, effective September 4, 2019, which was the date of delivery of the fully executed Settlement Agreement and Release that was dated August 22, 2019, and filed with the SEC on September 4, 2019. Under the Settlement Agreement and Release, and as part of the previous owner’s obligations to indemnify and hold the Company harmless from any liability arising from the breach of any representations and warranties in the initial PSMI dated February 5, 2019, and filed with the SEC on February 6, 2019, which included this liability, the vested $0.20 per share 500,000 share incentive stock option grant that was awarded to the previous owner at the closing of the PSMI was cancelled and deemed null and void, and the previous owner was released from any liability for the $168,277 over-payment. All of the other terms and conditions of the PSMI remain in full force and effect, including the continuing indemnification provisions regarding all other representations and warranties.

Letters of Credit

The Company had no outstanding letters of credit as December 31, 2020.

Going Concern

The Company generated net income during the year ended December 31, 2020. In 2019 and 2018, the Company had been dependent upon equity financing to support its operations. In addition to net income of $238,618 and loss of $1,584,904 for the years ended December 31, 2020, and 2019, respectively, the Company experienced cash provided by operations of $571,546 and $107,298, respectively. The accumulated deficit as of December 31, 2020, is $5,968,489.

The Company has ameliorated any substantial doubt issues by generating additional cash flow since the completion of our merger with KonaTel Nevada on December 18, 2017; the acquisition of Apeiron Systems and IM Telecom; receiving cash investments through the private placement of shares of our common stock; and revenues from the growth of IM Telecom, all of which has contributed to an improvement in our working capital, without the use of additional lines of credit or borrowings. In addition, the Company took advantage of the Paycheck Protection Program under the CARES Act of 2020.

Our overall goal was to increase margins through cost controls and selection of higher margin product offerings. From 2019 to 2020, our gross margins increased from 31.3% to 37.8% respectively. Our net operating income (pre-depreciation and amortization expenses) improved 133% from 2019 to 2020. We decreased operating expenses by 13.4% in 2020, as we continue to streamline customer offerings to drive costs down over an extended period of time. We continue to be confident that with aggressive management and business development that we will continue to eliminate any going concern issues.

NOTE 9 – SEGMENT REPORTING

The Company operates within two (2) reportable segments. The Company’s management evaluates performance and allocates resources based on the profit or loss from operations. Because the Company is a recurring revenue service business with very few physical assets, management does not use total assets by segment to make decisions regarding operations, and therefore, the total assets disclosure by segment has not been included. Previously, the Company had reported four (4) segments of Hosted Services, Mobile Services, Lifeline ETC and Lifeline VETC. The Company has made the decision to consolidate and align its segment reporting by the type of service offering and believes that this reporting will provide for a more accurate view of its lines of operation.

The reportable segments consist of Hosted Services & Mobile Services. Mobile Services reporting will now consist of our post-paid and pre-paid cellular business.

Hosted Services – This segment includes a suite of hosted CPaaS services including SIP/VoIP services, SMS/MMS, BOT integration, NLP (“Natural Language Processing”), ML, mobile numbers, toll free numbers, DID landline numbers, SMS to Email, Database Dip, SD-WAN, wireless data services, voice termination and numerous API driven services.  Apeiron Systems developed, owns, and supports its hosted service platform through its dedicated national telecommunications network. Apeiron Systems provides telecommunications services to application developers, call centers and small and medium size businesses. Apeiron Systems markets these services through the Apeiron Systems website, independent sales agents, ISOs and SCOs.

Mobile Services – This segment includes retail and wholesale cellular voice/text/data services and mobile data (IoT or “Internet of Things”) services Mobile voice/text/data and mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers.  A wireless communications service reseller does not own the wireless network infrastructure over which services are provided to its customers.  Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided which can include, but is not limited to, phones, tablets, modems, routers, and accessories. Also included as mobile services are the resale of cellular services to low-income consumers that qualify for the federal Lifeline program. The portion of mobile services is operated by IM Telecom, operating under its Infiniti Mobile brand.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the year ended December 31, 2020
Revenue	$4,810,573	$4,548,426	$9,358,999
Gross Margin	$1,786,531	$1,748,915	$3,535,447
Depreciation and amortization	$761,511	$76,492	$838,003
Additions to property and equipment	$—	$—	$—
Gross Margin %	37.1%	38.5%	37.8%

For the year ended December 31, 2019
Revenue	$2,616,830	$6,556,690	$9,173,520
Gross Margin	$(369,658)	$3,240,125	$2,870,467
Depreciation and amortization	$430,256	$486,641	$916,897
Additions to property and equipment	$—	$—	$—
Gross Margin %	-14.1%	49.4%	31.3%

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Compensation

The Company offers stock option equity awards to directors and key employees. Options vested in tranches and expire in five (5) years. During the year ended December 31, 2020, and 2019, the Company recorded vested options expense of $80,603 and $338,333 respectively. The option expense not taken as of December 31, 2020, is $1,058,593, with a weighted average term of 2.2 years.

The stock option valuation as of December 31, 2020 was computed using the Black-Scholes-Merton pricing model using an average stock price of $0.141, a strike price of $0.155, an expected term of five (5) years, volatility of 280.02% and a risk-free discount rate of 0.9%. The stock option valuation as of December 31, 2019 was computed using the Black-Scholes-Merton pricing model using a stock price of $.152, a strike price of $.15, an expected term of five (5) years, volatility of 258.10% and a risk-free discount rate of 1.52%.

The estimated grant-fair value of stock option grants was calculated using the Black-Scholes-Merton option-pricing model using the following assumptions:

Weighted average	280.02%	278.0%
Weighted average expected term (years)	2.2	3.0
Risk free interest rate	0.9%	1.59%
Expected dividend yield	—	—

The following table represents stock option activity as of and for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2019	3,800,000	$.20	3.0	$—
Granted	400,000	$.15	4.5
Exercised
Forfeited	(400,000)
Options Outstanding – December 31, 2020	3,800,000	$.21	3.6	$812,350

Exercisable and Vested, December 31, 2020	3,600,000	$.22	2.4	$698,475

In 2020, 400,000 share options were granted to two (2) members of the Board of Directors. Each member was granted 25,000 shares per quarter of service for 2019 and 2020 for a total of 200,000 shares each. During the year, 350,000 share options were forfeited. The forfeited options were 300,000 from a key employee and 50,000 from a board member who had resigned and had not exercised his options prior to their expiration. The Aggregate Intrinsic Value is based on the market value of the Company’s common stock of $0.421 on December 31, 2020.

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

In 2019, 1,100,000 share options were granted. 500,000 share options were granted as part of the acquisition of IM Telecom. 600,000 share options were granted to key employees. During the year, 1,550,000 share options were forfeited. The forfeited options were 1,000,000 from a key employee, 500,000 from the IM Telecom acquisition amendment, and 50,000 from a board member who had resigned and not exercised the options prior to their expiration.

NOTE 11 – INCOME TAX

For the years ending December 31, 2020, and December 31, 2019, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2020, and 2019, respectively, are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$333,393	$460,374
Total gross deferred tax assets	333,393	460,374
Less: Deferred tax asset valuation allowance	(333,393)	(460,374)
Total net deferred tax assets	—	—

Deferred tax liabilities:
Federal	$—	$—
State - California	—	—

Total net deferred taxes	$—	$—

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

Because of the historical earnings history of the Company, the net deferred tax assets for 2020 and 2019 were fully offset by a 100% valuation allowance. The total NOL as of December 31, 2020, is $1,587,111. On December 22, 2017, the United States Government passed new tax legislation that, among other provisions, will lower the corporate tax rate from 35% to 21%.  In addition to applying the new lower corporate tax rate in 2018 and thereafter to any taxable income the Company may have, the legislation affects the way the Company can use and carry forward net operating losses previously accumulated and results in a revaluation of deferred tax assets recorded on our balance sheet.  Given that the deferred tax assets are offset by a full valuation allowance, these changes did not have an impact on the Company’s financial position and net loss. As long as the Company continues to be profitable, the Company will receive a reduced benefit from such deferred tax assets.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and with the exception of the following, no material subsequent events have occurred:

Loss of Significant Employee

Effective February 19, 2021 one (1) of our significant employees, Vyacheslav “Slava” Yanson resigned his position as Chief Technology Officer of Apeiron Systems. The Company is in the process of evaluating several channels for replacing Mr. Yanson’s industry knowledge and expertise.

Forgiveness of CARES Act Paycheck Protection Program (PPP) Loans

During March 2021, the Company received confirmation from the Small Business Administration that the PPP loans for Apeiron Systems ($101,800) and IM Telecom ($20,900) respectively have been forgiven. Application for forgiveness for the remaining loan to KonaTel Nevada in the amount of $186,300 is in process.

New Leased Headquarters Office Space

On December 18, 2020, the Company entered into a lease agreement for an office suite in Plano, TX to commence on January 25, 2021. Lease payments are deferred until May 1, 2021. Commencing on May 1, 2021 lease payments will be $3,650 per month for the 12-month period ended April 30, 2022. The lease term is five (5) years.

100,000 Incentive Stock Options granted to Terry Addington, a director who resigned effective January 1, 2020, expired on January 1, 2021.

The Company granted two (2) quarterly director 25,000 share Incentive Stock Options, one to Jeffrey Pearl on January 28, 2021, at an exercise price of $0.4895, fully vested; and one to Robert Beaty on February 12, 2021, at an exercise price of $0.44, fully vested. The exercise prices were based upon 110% of the fair market value of our common stock on these respective dates.

On April 1, 2021, the Company also granted 150,000 Incentive Stock Options to an employee at an exercise price of $0.32, with 50,000 shares vesting annually on April 1, 2022, 2023 and 2024.

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

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2020, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2020, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) determined that the internal controls over financial reporting are effective as of December 31, 2020, and that there are no material weaknesses in the Company’s internal controls over financial reporting as of such date.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2020.

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

ITEM 9B:  OTHER INFORMATION

None.

(This space intentionally left blank)

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
D. Sean McEwen	59	Chairman, President and CEO	December 2017
Brian R. Riffle	61	Chief Financial Officer	December 2017
Paul LaPier	62	Secretary	April 2020
		Vice President of Finance	November 2018
D. Sean McEwen	59	Director	December 2017
Robert Beaty	51	Director	February 2018
Jeffrey Pearl	57	Director	October 2018

Background and Business Experience

D. Sean McEwen

Mr. McEwen is 59 years of age and founded KonaTel Nevada in 2014, a wireless data and voice service reseller, and currently focuses his efforts exclusively on our current and planned business operations. From 2011 to 2013, Mr. McEwen consulted with multiple international Mobile virtual network operators (“MVNOs”) in the U.S., Peru, Croatia and China. From 2010 to 2011, he served as a founding board member of One Fund, a NYSE listed (NYSE: ONEF) exchange traded fund. One Fund pioneered the “ETF of ETFs” concept, and in 2011, came to the attention of Russell Investments, known for their stock indices (i.e., the Russell 2000). Russell Investments purchased One Fund in 2011. In 2008, Mr. McEwen became a member of the venture/angel investment group, Sierra Angels (www.sierraangels.com) serving on several high-tech due diligence committees and participating in early-stage funding transactions. In early 1983, after departing college prior to graduation, he co-founded Online Data Corp. Through a series of acquisitions/mergers, this company was eventually renamed “TriTech Software Systems” (www.tritech.com) “TriTech”. From 1983 to 1990, it developed custom strategic software applications for numerous businesses, including E. F. Hutton Life Insurance, Travel Lodge Hotels, Foodmaker (Jack in the Box restaurants), AT&T, UCSD’s Scripps Institute of Oceanography and Visa’s Plus Systems national ATM network.

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

Mr. McEwen served as Vice President of TriTech from 1983 to 1988, President from 1988 to 1996, Chairman/CEO from 1996 to 2000, and finally as a member of the Board of Directors, until controlling interest was sold to Westview Capital Partners in 2006. In 2017, TriTech celebrated thirty four (34) years of continuous operation and today, with over 700 employees and over 1000 mission critical software installations across five countries, is the largest public safety software company in the world.

Brian R. Riffle

Mr. Riffle is 61 years of age and the founder of CFO Strategies LLC of Johnstown, Pennsylvania (“CFO Strategies”), an accounting firm and consulting firm, which he founded in May 2008. CFO Strategies has thirteen (13) employees; approximately 180 small business clients and approximately 650 tax clients. It provides consulting, CFO, accounting, bookkeeping, payroll and tax services, including: CFO for businesses; entire accounting department for businesses; temporary staffing for businesses; complete payroll processing; CFO consulting and small business start-up services; and prepares taxes for corporations, small businesses, non-profits and individuals. Mr. Riffle is the Managing Partner and has extensive experience in various industries, including: Chief Financial Officer, healthcare industry; telecommunications, security, manufacturing and non-profit industries experience; Chief Executive Officer in the financial services industry and healthcare; Assistant Controller in the retail industry; Consultant in non-profit, healthcare and event management arenas; governmental treasurer and board member for over thirty (30) years; and as a college instructor at Mount Aloysius College since 1994. He is also a Certified Public Accountant (May 1987).

Robert Beaty

Mr. Beaty is 51 years old and currently the President of AGS Construction Inc., a premier reconstruction company in Denver Metropolitan area. Previously, he was the founder and CEO of Impact Telecom, a leader in the telecommunications market, which focused on delivering flexible and effective solutions to carriers, businesses and homes. Impact Telecom is comprised of a family of brands all dedicated to innovation, affordability and execution.

Mr. Beaty brings twenty-four (24) years of experience in telecommunications and managing wholesale and commercial customer bases. Prior to starting Impact Telecom in 2005, he served as the Senior Vice President of Sales for ICG Communications. He helped guide ICG through bankruptcy and was a valued member of the senior executive team tasked with growing and managing the customer base.

He earned a B.A. in Psychology from the University of Kansas and his M.B.A. in Business Administration from Webster University.

Paul LaPier

Mr. LaPier is 62 years of age and has over twenty-one (21) years of telecommunications experience working for Fortune 500 companies and small/medium startup companies with annual revenues ranging from $1 million to $23 billion. During this time, Mr. LaPier has held various telecommunications related positions in the areas of finance, accounting, taxation, billing and regulatory (government) compliance. Immediately prior to joining KonaTel in 2018, he served as Finance Manager-Regulatory Fees/Taxes for British Telecom Americas, Inc., from July 2016 to November 2018; and has served as our Vice President of Finance since joining us in November 2018.

Prior to British Telecom, Mr. LaPier served for over four years as CFO, then President, of US Connect, LLC, a regional wireless Lifeline carrier, from May 2012, to July 2016. While at US Connect, Mr. LaPier oversaw all company operations and the activation/management of over fifty (50) thousand lines of Lifeline service. Previously, Mr. LaPier served as Financial Controller of dPi Teleconnect, a regional prepaid wireline provider. While at dPi, he led the creation of the financial and reporting platform for dPi Mobile, which later became the Lifeline carrier TAG Mobile.

Mr. LaPier has held other telecommunications related management positions across several regional and national telecommunications carriers, including Director of Taxes & Regulatory Reporting at Sage Telecom, a regional CLEC (Competitive Local Exchange Carrier). While at Sage, his responsibilities included overseeing all tax compliance, end user billing for 200,000 customers and regulatory compliance across twelve (12) states. At VarTec Telecom and Excel Telecommunications, both national providers of long-distance service across forty-eight (48) states, Mr. LaPier served as Director of Taxes & Regulatory Reporting. He has also served as a telecommunications and technology tax consultant for Price Waterhouse Coopers.

Mr. LaPier holds a Bachelor of Business Administration in Accounting from The University of Texas at Austin.

Jeffrey Pearl

Mr. Pearl is 57 years of age and brings more than thirty-one (31) years of Telecommunications/Cloud Service Provider experience to our Board of Directors. Jeffrey has experience in both the startup environment as well as working inside of some of the larger incumbent players, both privately held as well as publicly traded companies. This experience will assist us in building out our go to market strategy, focusing both on direct sales as well as the alternative channels of distribution. His extensive sales and marketing experience, knowledge of the marketplace and personal connections in the industry are valuable to us at this stage and throughout our evolution.

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

He also consults under PearlCom, a consulting practice Focusing on telecom companies and Service Providers which was founded in January 2016. PearlCom offers strategic advice, providing direction on sales management, technology implementation, product pricing and Positioning, bringing his thirty (30) plus years of experience to the table, accelerating timelines and creating efficiencies.

Jeffrey also co-founded Secure View, where he is Chief Revenue Officer and Partner, which was founded in December 2016. Secure View is focused on delivering “best in class” unified IP-based security solutions.  Its systems are designed to be more accessible and simpler to use allowing customers to feel that their security needs are 100% covered providing peace of mind allowing them to focus elsewhere on their business. Secure View offers the experience, knowledge and technical understanding coupled with relationships with the players/partners needed to move security systems to the cloud.

Prior to starting and running these three (3) companies, Jeffrey worked at Broadsoft (recently acquired by Cisco) July 2013 to May 2016, where he successfully ran North America Carrier Sales. In this role he cultivated strong relationships with C-Level executives within the major Telcos and Service Providers utilizing BroadSoft in the US. Under his guidance, his organization also pursued new relationships with startups and providers not utilizing BroadSoft. After successfully fulfilling those duties, Jeffrey was next tasked with starting an entirely new division: Channel Acceleration, focusing on some of the largest customers in and outside the US. In this role, Jeffrey and his teams engaged with executives and sales organizations to productively assist in accelerating their efforts around “Go to Market” strategies, sales training and sales assistance in the area of Hosted VoIP and SIP Trunking services. Prior to Broadsoft Jeffrey successfully started, operated and sold two VoIP companies.

Significant Employees

We have currently have two (2) significant employees who are not executive officers of the Company, and who are expected to make a substantial contribution to the Company’s business, Nicholas Metherd as Vice President of IM Telecom, and Joshua Ploude as CEO of Apeiron Systems. Vyacheslav “Slava” Yanson, a third significant employee since the acquisition by the Company of Apeiron Systems in 2018, resigned as the CTO of Apeiron Systems on February 19, 2021; however, his resume is also contained below.

Nicholas Metherd

Nicholas Metherd, 37, Vice President for IM Telecom, has over sixteen (16) years of telecommunications operational management experience.  Mr. Metherd worked at T-Mobile as a Call Center Manager where he was responsible for managing over ninety (90) agents, responding to 2.3M customer inquiries per year.  He has also held operational management roles at TAG Mobile, a Lifeline Eligible Telecommunications Carrier and at RealPage (NASDAQ: RP), an American multinational corporation that provides property management software solutions for the multifamily, commercial, single-family and vacation housing industries.  While serving as VP of Operations for TAG Mobile, Mr. Metherd oversaw the operation of over 160 customer service staff in three countries, FCC compliance requirements, vendor relations, IT Development, Logistics, Sales support, and over 400,000 cellular lines of service. His experience includes Project Management Office leadership, customer service management, information technology, business optimization, data analysis, and leadership development. For IM Telecom, Mr. Metherd is responsible for executing operational support of new IM Telecom products such as Lifeline+, expansion into new states, revenue assurance and financial modeling.

Joshua Ploude

Mr. Ploude is 44 years old.  Effective December 31, 2018, Apeiron Systems and Mr. Ploude executed and delivered a 36-month

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

He has also been responsible for planning and building Competitive Local Exchange Carrier (“CLEC”) and Internet Service Provider (“ISP”) facilities-based networks since 2001 and has managed 5+ “Greenfield network” (the installation of a network where there was not previously one in use) builds across all types of wireline and wireless network infrastructures.

Mr. Ploude holds a Bachelor of Science in Political Science from UCLA and a Master of Science in Telecommunications Management from Golden Gate University.  He has had the following business experience since 1999: 1999-2005 - CTO of PCS1/Datavo - A facilities-based CLEC serving a California-wide footprint; 2006-2010 - President/CEO of Ethos Communications - A consultancy helping CLECs and ISPs with operational and technology development; 2010-2013 - CTO of TNCI - A facilities-based CLEC & ISP, serving a forty-eight (48)-state footprint; and 2013-Present - Co-Founder, CEO and President of Apeiron Systems.

Vyacheslav “Slava” Yanson

Mr. Yanson is 35 years old.  Effective December 31, 2018, Apeiron Systems and Mr. Yanson executed and delivered a 36-month Employment Agreement under which Mr. Yanson will be the Chief Technology Officer of Apeiron Systems, with the attendant duties and responsibilities outlined in his Employment Agreement, at a monthly salary of $12,500.  The Employment Agreement has customary provisions regarding trade secrets; a one (1) year covenant not to compete; confidentiality; Apeiron Systems continued ownership of intellectual property; a duty to cooperate; free, fully-paid licensing to Apeiron Systems of inventions created by Mr. Yanson that he provides or incorporates into any Employer product or system during his employment with Apeiron Systems; and an assignment of Mr. Yanson’s interest in all relevant intellectual property utilized by Apeiron Systems, among other terms and conditions.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2020, and based upon a review of the filings contained in the Edgar Archives, all such required reports were believed to be timely filed.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  See Exhibit 14 in Part IV, Item 15. We anticipate that our Code of Ethics will be updated in the near future by our current Board of Directors.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because until our closing of the KonaTel Nevada Merger, we had only one (1) director and two (2) executive officers, and we believed that we were able to effectively manage the issues normally considered by a Nominating Committee and currently believe we can do without a Nominating Committee.

If we do establish a Nominating Committee, we will disclose our procedures in recommending nominees by our Board of Directors.

Audit Committee

We have not established an Audit Committee for the same reasons why we have not established a Nominating Committee, and a further review of this issue will no doubt be necessitated and undertaken by our management in the future.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

Our Chief Executive Officer will be compensated according to the terms of his Employment Agreement that was filed as an Exhibit to our 8-KA-1 Current Report dated November 15, 2017, filed with the SEC on December 20, 2017, which may be accessed by Hyperlink in Part IV, Item 15 hereof, and which is discussed below under the heading “Employment Agreement of D. Sean McEwen” of this Item. As indicated below, on December 19, 2019, Mr. McEwen’s annual salary under his Employment Agreement was increased to $200,000, effective January 1, 2020, with all other terms and provision of his Employment Agreement remaining unchanged. There are no other employment contracts, compensatory plans or arrangements, including payments to be received from us with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company. However, see the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part III, Item 11 hereof.

Summary Compensation Table

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards (1)	sation	Total

D Sean McEwen, Chairman and CEO	2020	$198,491	$—	$—	$—	$—	$—	$198,491
	2019	$11,500	$—	$—	$—	$215,589	$—	$227,089
Robert Beaty, Director	2020	$24,000	$—	$—	$—	$14,075	$—	$38,075
	2019	$24,000	$—	$—	$—	$15,397	$—	$39,397
Jeffrey Pearl, Director	2020	$24,000	$—	$—	$—	$12,602	$—	$36,602
	2019	$24,000	$—	$—	$—	$—	$—	$24,000
Brian R. Riffle, Chief Financial Officer	2020	$—	$—	$—	$—	$—	$15,263	$15,263
	2019	$—	$—	$—	$—	$—	$41,107	$41,107
Paul LaPier, Secretary	2020	$140,102	$—	$—	$—	$20,513	$—	$160,615
and Vice President of Finance	2019	$123,333	$—	$—	$—	$4,274	$—	$127,607
Joshua Ploude, President,	2020	$200,024	$—	$—	$—	$—	$—	$200,024
Apeiron Systems	2019	$200,000	$—	$—	$—	$—	$—	$200,000
Nick Metherd, Vice President, IM Telecom	2020	$119,388	$—	$—	$—	$20,513	$—	$139,901
	2019	$109,167	$—	$—	$—	$4,274	$—	$113,441
Matthew Atkinson, Former Secretary (3)	2020	$—	$—	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$35,931	$—	$35,931
Mark Savage, Former Director (4)	2020	$—	$—	$—	$—	$—	$—	$—
	2019	$—	$—	$—	$—	$35,931	$—	$35,931
Terry Addington, Former Director (2)	2020	$—	$—	$—	$—	$—	$—	$—
	2019	$24,000	$—	$—	$—	$—	$—	$24,000
Charles L. Schneider, Jr., Former	2020	$—	$—	$—	$—	$—	$—	$—
Significant Employee	2019	$200,000	$—	$—	$—	$—	$—	$200,000
J. William Riner, Former Significant	2020	$—	$—	$—	$—	$—	$—	$—
Employee	2019	$33,367	$—	$—	$—	$—	$—	$33,367

(1) See the heading “Outstanding Equity Awards” below.

(2) Mr. Addington was appointed as a director on February 12, 2018, and resigned on January 1, 2020.

(3) Mr. Atkinson was appointed Secretary on July 19, 2017, and resigned on April 15, 2020.

(4) Mr. Savage was appointed as a director on July 19, 2017, and resigned on May 6, 2020.

Employment Agreement of D. Sean McEwen

At the Effective Time of the KonaTel Merger, we entered into an Employment Agreement with Mr. McEwen for a term of two (2) years, under which he will serve as the Chairman, President and CEO of our Company, with customary duties applicable to these positions, which are described in his Employment Agreement that can be viewed under the heading “KonaTel Merger Current Reports” in Part IV, Item 15. After the initial term, the Employment Agreement will continue on a year-to-year basis as specified under Section 3.0 thereof. During the initial term (2018-2019), Mr. McEwen received the following compensation under his Employment Agreement: $1,000 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his spouse. Effective January 1, 2020, the Employment Agreement was amended to adjust the per month base salary to $16,667 per month. He will also receive a monthly bonus, computed as follows: If the combined EBITDA (“Combined EBITDA”) exceeds $85,000 in any calendar month, where Combined EBITDA is defined to mean the combined earnings (net profits) of the Company and all of its subsidiaries or other companies owned, and from all other sources before subtracting all interest expense, all income tax, all depreciation expense, and all amortization expense, on an accrual accounting basis according to GAAP as calculated by the regular account for the Company, the Company shall pay the employee, within twenty (20) days after the end of the calendar month, a bonus equal to 10% of the monthly Combined EBITDA.

The Employment Agreement has customary termination, trade secret and dispute resolution clauses, among others.

Securities Authorized for Issuance under Equity Compensation Plans

Outstanding Equity Awards

Name	Option awards					Stock awards
	Number of	Number of	Equity	Option	Option	Number	Market	Equity	Equity
	securities	securities	incentive	exercise	expiration	of	value of	incentive	incentive
	underlying	underlying	plan	price ($)	date	shares	shares	plan	plan
	unexercised	unexercised	awards;			or units	or units	awards;	awards;
	options (#)	options (#)	number of			of stock	of stock	number	market
	exercisable	unexercisable	securities			that	that	of	or
			underlying			have not	have not	unearned	payout
			unexercised			vested (#)	vested (#)	shares,	value of
			unearned					units or	unearned
			options (#)					other	shares,
								rights	units or
								that have	other
								not	rights
								vested (3)	that have
									not vested
(a)	(b)	(c)	(d)	(e)*	(f)	(g)	(h)	(i)	(j)
Mark Savage	0	250,000	250,000	$0.2200	(1)	0		0
Matthew Atkinson	0	250,000	250,000	$0.2200	(2)	0		0
D. Sean McEwen	0	1,500,000	1,500,000	$0.2200	(3)	0		0
Charles L. Schneider Jr.	0	500,000	500,000	$0.2000	(4)	0		0
John Shadek	0	50,000	50,000	$0.2000	(5)	0		0
Terry Addington	0	100,000	100,000	$0.3300	(6)	0		0
Terry Addington	0	25,000	25,000	$0.1771	(6)	0		0
Terry Addington	0	50,000	50,000	$0.1672	(6)	0		0
Robert Beaty	0	100,000	100,000	$0.3300	(6)	0		0
Robert Beaty	0	25,000	25,000	$0.1771	(6)	0		0
Robert Beaty	0	50,000	50,000	$0.1672	(6)	0		0
Robert Beaty	0	25,000	25,000	$0.1650	(6)	0		0
Robert Beaty	0	25,000	25,000	$0.2618	(6)	0		0
Robert Beaty	0	25,000	25,000	$0.1309	(6)	0		0
Robert Beaty	0	25,000	25,000	$0.0627	(6)	0		0
Jeffrey Pearl	0	100,000	100,000	$0.3300	(6)	0		0
Jeffrey Pearl	0	25,000	25,000	$0.1650	(6)	0		0
Jeffrey Pearl	0	25,000	25,000	$0.1232	(6)	0		0
Jeffrey Pearl	0	25,000	25,000	$0.1672	(6)	0		0
Jeffrey Pearl	0	25,000	25,000	$0.1001	(6)	0		0
Nick Metherd	0	300,000	300,000	$0.1500	(7)	100,000		0
Paul LaPier	0	300,000	300,000	$0.1500	(7)	100,000		0

*Rounded to the nearest whole cent.

(1)       These options vested on the following dates and are exercisable in the following tranches, as vested, and expire December 18, 2022: 31,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019. Mr. Savage resigned as a director on May 6, 2020.

(2)       These options vested on the following dates and are exercisable in the following tranches, as vested, and expire December 18, 2022: 31,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019. Mr. Atkinson resigned as the Secretary on April 15, 2020.

(3)       These options vested on the following dates and are exercisable in the following tranches, as vested, and expire December 18, 2022: 187,250 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019.

(4)       These options all vested on the December 31, 2018, and expire December 31, 2023.

(5)       These options all vested on December 18, 2017, and expire December 18, 2022.

(6)       As part of their designation as directors, Messrs. Addington, Beaty and Dennis Miller (commencing with the quarter beginning on February 12, 2018) and Pearl (commencing with the quarter beginning on January 28, 2019) were granted quarterly stock option grants to purchase 25,000 shares of our common stock, with the shares being valued at 110% of the fair market value or the closing price of our common stock on the date of the grant for the first year, and thereafter at 110% of the fair market value or the closing price of our common stock on the quarterly date of vesting for the remaining quarters of service as a director.  These options expire at the earlier of five (5) years from the date of grant or one (1) year from termination or resignation as a director. These directors were also paid $2,000 per month for their service on the Board of Directors. See the “Summary Compensation Table” above. Messrs. Miller and Addington resigned as directors of the Company on October 1, 2018, and January 1, 2020, respectively, and Mr. Miller forfeited 50,000 options that were not exercised within the one (1) year of his resignation; and Mr. Addington forfeited 175,000 options that were not exercised within the one (1) year period of his resignation on January 1, 2021.

(7)       These options were granted on October 24, 2019, and vest 100,000 shares on December 31, 2019; 100,000 shares on December 31, 2020; and 100,000 shares on December 31, 2021; and they expire on the earlier of five (5) years or three (3) months from the termination of employment.

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

Security Ownership of Beneficial Owners

Name and Address* of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1), (2) & (3)	Percent of Class (1), (2) & (3)
D. Sean McEwen	Common	17,000,000	39.2%
Matthew Atkinson	Common	2,569,455	5.9%
Mark Savage	Common	3,849,272	8.9%
Joshua Ploude	Common	6,300,000	14.5%

Security Ownership of Officers and Directors

Name and Address* of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership (1), (2) & (3)	Percent of Class (1), (2) & (3)
D. Sean McEwen	Common	17,000,000	39.2%
Brian R. Riffle	Common	0	0%
Paul LaPier	Common	200,000.46%
Robert Beaty	Common	350,000.81%
Jeffrey Pearl	Common	225,000.52%
All Officers and Directors as a Group	Common	17,775,000	40.8%

*The Company’s principal executive office address on the cover page.

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

(2) Based on 40,692,286 issued and outstanding shares of common stock, together with 2,725,000 vested options, for a total of 43,417,286 issued (or issuable with respect to such options) and outstanding shares of common stock, as of the date of this Annual Report. SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within sixty (60) days. Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within sixty (60) days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

(3) Messrs. Joshua Ploude acquired 6,300,000 shares of our common stock under the Apeiron Systems Merger Agreement outlined in our 8-K Current Report dated December 31, 2018, and filed with the SEC on December 31, 2018. See the heading “Apeiron Systems Merger Current Reports” in Part IV, Item 15 hereof. The beneficial ownership of Mr. McEwen in the “Beneficial Owners” table includes 15,500,000 shares directly owned; and 1,500,000 shares underlying personally owned vested options, all of which vested options can be exercised within sixty (60) days of the filing of this Annual Report; and 250,000 options granted to Messrs. Atkinson and Savage.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions with Shareholders

During 2019, Apeiron System’s CEO Josh Ploude advanced $200,000 to the Company. This amount was fully repaid as of October 2020.

During 2017, the Company’s shareholders, D. Sean McEwen, Matthew Atkinson, and Mark Savage advanced $191,500, $15,063, and $7,564, respectively. The amounts advanced were used for working capital purposes and did not bear any interest and had no maturity date. All advances were fully repaid as of December 31, 2019.

On July 25, 2015, we issued 50,000 shares of our common stock to Daniel Ryweck for his service on our Board of Directors and for a general release.

Transactions with CFO Strategies LLC

Brian R. Riffle, CFO of the Company, is the Managing Partner of CFO Strategies, LLC. Payments of $28,548 were made to CFO Strategies LLC as compensation for the CFO services of Mr. Riffle.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” of this Item above, and Part III, Item 12 hereof for identification of control persons.

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

(This space intentionally left blank)

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants, Haynie & Company, CPAs during the years ended December 31, 2020, and 2019, respectively:

Fee Category	2020	2019
Audit Fees	$77,500	$102,491
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$77,500	$102,491

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements for our 10-K Annual Reports and review of the financial statements included in our 10-Q Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

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

PART IV

ITEM 15:  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

Apeiron Systems Merger Current Reports

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

Press Release

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

KonaTel, Inc.

Date:	April 6, 2021	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Date:	April 6, 2021	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 6, 2021	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO and a Director

Date:	April 6, 2021	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Date:	April 6, 2021	By:	/s/ Robert Beaty
Robert Beaty
Director

