Form 10-Q
period 2021-03-31
KonaTel, Inc.
filed 2021-05-24
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

________________

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Our website is www.konatel.com.

Our common stock is quoted on the OTC Markets Group, Inc. (“OTC Markets”) under the symbol “KTEL.”

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	40,692,286 shares
Class	Outstanding as of March 31, 2021

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

2

KONATEL, INC.

FORM 10-Q

March 31, 2021

PART I - FINANCIAL STATEMENTS

March 31, 2021

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash and Cash Equivalents	$569,336	$715,195
Accounts Receivable, net	487,753	434,801
Inventory, Net	16,999	17,786
Prepaid Expenses	1,802	2,365
Other Current Asset	164	194
Total Current Assets	1,076,054	1,170,341

Property and Equipment, Net	66,602	79,571

Other Assets
Intangible Assets, Net	1,473,001	1,517,163
Other Assets	172,296	172,065
Total Other Assets	1,645,297	1,689,228
Total Assets	$2,787,953	$2,939,140

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$980,260	$1,042,567
Note Payable - current portion	62,743	94,339
Right of Use Operating Lease Obligation - current	98,501	66,323
Deferred Revenue	—	37,677
Total Current Liabilities	1,141,504	1,240,906

Long Term Liabilities
Right of Use Operating Lease Obligation - long term	164,992	15,399
Note Payable - long term	150,000	150,000
Total Long Term Liabilities	314,992	165,399
Total Liabilities	1,456,496	1,406,305
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 40,692,286 outstanding and issued at March 31, 2021 and December 31, 2020	40,692	40,692
Additional Paid In Capital	7,491,976	7,460,632
Accumulated Deficit	(6,201,211)	(5,968,489)
Total Stockholders’ Equity	1,331,457	1,532,835
Total Liabilities and Stockholders’ Equity	$2,787,953	$2,939,140

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue	$2,392,838	$1,957,355
Cost of Revenue	1,481,677	1,192,177
Gross Profit	911,161	765,178

Operating Expenses
Payroll and Related Expenses	549,199	448,149
Operating and Maintenance	290,322	193,852
Utilities and Facilities	48,366	20,945
Depreciation and Amortization	213,554	258,222
General and Administrative	20,442	14,243
Marketing and Advertising	11,086	944
Taxes and Insurance	8,672	18,814
Total Operating Expenses	1,141,641	955,169

Operating Loss	(230,480)	(189,991)

Other Income and Expense
Other Income	—	301,373
Interest Expense	(2,242)	(10,549)
Total Other Income and Expenses	(2,242)	290,824

Net Income (Loss)	$(232,722)	$100,833

Net Income (Loss) per Share
Basic	$(0.01)	$—
Diluted	(0.01)	—

Weighted Average Outstanding Shares
Basic	40,692,286	40,692,286
Diluted	40,692,286	44,092,286

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2020	40,692,286	$40,692	$7,380,029	$(5,896,977)	$1,523,744
Stock Based Compensation	—	—	10,257		10,257
Dividends Paid to Apeiron Systems shareholders	—	—	—	(310,129)	(310,129)
Net Income	—	—	—	100,833	100,833

Balances as of March 31, 2020	40,692,286	$40,692	$7,390,286	$(6,106,273)	$1,324,705

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2021	40,692,286	$40,692	$7,460,632	$(5,968,489)	$1,532,835
Stock Based Compensation	—	—	31,344	—	31,344
Net Income	—	—	—	(232,722)	(232,722)

Balances as of March 31, 2021	40,692,286	$40,692	$7,491,976	$(6,201,211)	$1,331,457

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income (Loss)	$(232,722)	$100,833
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	213,554	258,222
Bad Debt	43	1,500
Stock-based Compensation	31,344	10,257
Change in Right of Use Asset	(156,422)	(85,415)
Change in Lease Liability	181,771	85,256
Changes in Operating Assets and Liabilities:
Accounts Receivable	(52,996)	36,461
Inventory	786	(301)
Prepaid Expenses	563	132
Accounts Payable and Accrued Expenses	(62,581)	(2,012)
Deferred Revenue	(37,677)	(14,980)
Customer Deposits	—	(30,543)
Other Assets	(201)	35,675
Net cash provided by (used in) operating activities	(114,538)	395,085

Cash Flows from Investing Activities
Purchase of Assets	—	(3,168)
Net cash (used in) investing activities	—	(3,168)

Cash Flows from Financing Activities
Repayment of Revolving Lines of Credit	—	(26,089)
Repayments of amounts due to Related Party and Seller	—	(49,044)
Repayments of amounts of Notes Payable	(31,321)	(24,977)
Dividends Paid to Apeiron shareholders	—	(256,012)
Net cash provided by (used in) financing activities	(31,321)	(356,122)

Net Change in Cash	(145,859)	35,795
Cash - Beginning of Year	715,195	191,474
Cash - End of Period	$569,336	$227,269

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,974	$7,201
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$199,245	$129,108

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

Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2020.

The accompanying financial statements have been prepared using the accrual basis of accounting.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include the allowance for doubtful receivables, allowance for inventory obsolescence, the estimated useful lives of property and equipment, stock-based compensation, and customer lists. Actual results could differ from those estimates.

Basis of Consolidation

The condensed consolidated financial statements include the Company and three wholly-owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems and IM Telecom. All significant intercompany transactions are eliminated.

Net Income/(Loss) Per Share

Basic income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are computed by using the “Treasury Stock Method,” which computes the number of new shares that may potentially be created by unexercised options. Diluted common share equivalents are stock based compensation options. The dilutive common shares for the quarter ended March 31, 2021, are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

The following table reconciles the shares outstanding and net income (loss) used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(232,722)	$100,833
Weighted average shares outstanding during period on which basic earnings per share is calculated	40,692,286	40,692,286
Effect of dilutive shares
Incremental shares under stock-based compensation	—	3,400,000
Weighted average shares outstanding during period on which diluted earnings per share is calculated	40,692,286	44,092,286

Earnings per share attributable to common stockholders
Basic earnings (loss) per share	$(0.01)	$0.00
Diluted earnings (loss) per share	$(0.01)	$0.00

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

The Company has a concentration of risk with respect to trade receivables from customers and other cellular providers. As of March 31, 2021, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $107,918 and $198,884, or 22.13% and 40.78% of total accounts receivable, respectively. As of December 31, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $194,509, or 52.4%, and $52,843, or 14.2%, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the three months ended March 31, 2021, the Company had one (1) customer that accounted for $830,134 or 34.7% of revenue. For the three-month period ended March 31, 2020, the Company had one (1) customer that accounted for $555,826, or 28.4%, of revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of March 31, 2021, and December 31, 2020 :

	March 31, 2021	December 31, 2020
Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation and Amortization	(395,009)	(382,040)
Property and equipment, net	$66,602	$79,571

Depreciation and amortization related to Property and Equipment amounted to $12,969 and $7,216 for the three-month periods ended March 31, 2021, and 2020, respectively. Depreciation and amortization expense are included as a component of operating expenses in the accompanying statements of operations.

NOTE 3 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 3.29% and 5.34%.

The Company has Right-of-Use Assets through leases of property under three (3) non-cancelable leases. As of March 31, 2021, the Company had two (2) properties with lease terms in excess of one (1) year. These lease liabilities expire May 15, 2022 and March 31, 2026, respectively. The current lease liability expires December 1, 2021. In January 2021, the Company entered into a new, five (5) year lease for its corporate headquarters located in Plano, TX.

Future lease liability payments under the terms of these leases are as follows:

2021	$83,810
2022	$58,547
2023	$45,578
2024	$46,596
2025	$47,615
2026	$11,968
Total	$294,114
Less Interest	$30,621
Present value of minimum lease payments	$263,493
Current Maturities	$98,501
Long Term Maturities	$164,992

The Company also leases three (3) office/retail spaces on a month-to-month basis. Total lease expense for the three months ended March 31, 2021, and 2020, amounted to $10,653 and $20,619, respectively, for these leases.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions.

Intangible Assets with indefinite useful life consist of a Lifeline License granted by the FCC.

The Lifeline License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The Lifeline License was acquired through an acquisition. The fair market value of the License as of March 31, 2021, was $634,252.

	March 31, 2021	December 31, 2020
Customer Lists	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(2,941,214)	(2,740,629)
Net Amortizable Intangibles	1,236,000	1,436,585
Right of Use Assets – net	237,001	80,578
Intangible Assets net	$1,473,001	$1,517,163

Amortization expense amounted to $200,583 for the three months ended March 31, 2021, and 2020, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations.

Amortization expense is expected to be as follows:

2021	$802,333
2022	$433,669

NOTE 5 – NOTES PAYABLE

In June 2020, the Company received a Small Business Administration (“SBA”) Emergency Injury Disaster Loan (“EIDL”) in the amount of $150,000. The maturity date of the 30-year note is June 2050. Interest will accrue at a rate of 3.75% per annum. Payments will begin in June 2021.

The Company also received three (3) separate SBA Payroll Protection Loans in the amounts of $186,300, $101,800 and $20,900, for a total of $309,000. Each loan includes an interest rate of 1% and a maturity date of April 14, 2022. On March 8, 2021, the Company was informed that the payroll protection loans in the amounts of $101,800 and $20,900 had been forgiven by the SBA. An application of forgiveness for the loan in the amount of $186,300 was submitted to the SBA on April 21, 2021. All loan proceeds have been recorded as forgiven and have been recorded as Other Income in 2020.

In conjunction with the Notes Payable, the Company received $10,000 in an SBA Emergency Injury Disaster Grant. This amount was recorded as Other Income.

On September 30, 2020, IM Telecom entered into a promissory note agreement to repay a Federal Universal Service Fund overpayment in the amount of $67,105. The term of the note is twelve (12) months and interest will accrue at a rate of 12.75% per annum. As of March 31, 2021, the balance of this note was $37,340. The Company anticipates that this note will be paid in full by August 31, 2021.

NOTE 6 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of March 31, 2021, there are no ongoing legal proceedings.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Letters of Credit

The Company had no outstanding letters of credit as of March 31, 2021.

NOTE 7 – SEGMENT REPORTING

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

The reportable segments consist of Hosted Services and Mobile Services. Mobile Services reporting will now consist of our post-paid and pre-paid cellular business.

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

Mobile Services – This segment includes retail and wholesale cellular voice/text/data services and mobile data (IoT or “Internet of Things”) services. Mobile voice/text/data and mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers.  A wireless communications service reseller does not own the wireless network infrastructure over which services are provided to its customers.  Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included as mobile services are the resale of cellular services to low-income consumers that qualify for the federal Lifeline program. This portion of mobile services is operated by IM Telecom, operating under its Infiniti Mobile brand.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the three-month period ended March 31, 2021
Revenue	$1,225,866	$1,166,972	$2,392,838
Gross Margin	$455,936	$455,225	$911,161
Depreciation and amortization	$216,160	$15,576	$231,736
Additions to property and equipment	$—	$—	$—
Gross Margin %	37.2%	39.0%	38.1%

For the three-month period ended March 31, 2020
Revenue	$929,437	$1,027,918	$1,957,355
Gross Margin	$347,051	$418,127	$765,178
Depreciation and amortization	$235,442	$34,858	$270,300
Additions to property and equipment	$—	$—	$—
Gross Margin %	37.3%	40.7%	39.1%

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has not issued any common stock through March 31, 2021, nor for the year ended December 31, 2020.

Stock Compensation

The Company offers stock option equity awards to directors and key employees. Options vest in tranches and expire in five (5) years. For the three months ended March 31, 2021, and 2020, the Company recorded vested options expense of $31,344 and $10,257, respectively. The option expense not taken as of March 31, 2021, is $21,087, with a weighted average term of 2.2 years.

The following table represents stock option activity as of and for the three months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2020	3,800,000	$.21	3.6	$—
Granted	50,000.42		4.9	—
Exercised	—	—	—	—
Forfeited	175,000	—	—	—
Options Outstanding – March 31, 2021	3,675,000	$0.21	4.0	$—

Exercisable and Vested, March 31, 2021	3,475,000	$0.21	2.2	$—

NOTE 9 – SUBSEQUENT EVENTS

Below are events that have occurred since March 31, 2021:

SBA Payroll Protection Program

In April, 2021, the Company made application to the SBA to forgive the PPP loan made to the Company in the amount of $186,300 and is awaiting a determination.

Small Business Administration (“SBA”) Emergency Injury Disaster Loan (“EIDL”) Expansion

As a result of an SBA announcement that EIDL loan maximums had been extended, in April 2021, the Company requested an increase in the loan amount originally received in June, 2020, of $150,000, to a total of $500,000, or additional loan proceeds of $350,000. To date, the Company has not received a loan increase decision from the SBA.

Emergency Broadband Benefit Program (“EBB”)

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “Act”), became law and established an Emergency Broadband Connectivity Fund of $3.2 billion in the United States Treasury to help low-income Americans afford Internet service during the COVID-19 pandemic. The Act directed the FCC to use the fund to establish an EBB under which eligible low-income households may receive a discount off the cost of broadband service and certain connected devices, and participating providers will receive a reimbursement for such discounts. On April 6, 2021, IM Telecom, d/b/a Infiniti Mobile, made application to participate in the EBB program. We anticipate that for the length of this program, reimbursement revenues of IM Telecom will increase by approximately 70% over current month over month revenues. The FCC has announced that the EBB will launch on May 12, 2021.

Incentive Stock Option Grants

The Company granted two (2) quarterly director 25,000 share Incentive Stock Options, one to Jeffrey Pearl on April 28, 2021, at an exercise price of $0.597, fully vested; and one to Robert Beaty on May 12, 2021, at an exercise price of $0.66, fully vested. The exercise prices were based upon 110% of the fair market value or closing public trading price of the Company’s common stock on these respective dates.

The Company also granted an aggregate of 135,000 Incentive Stock Options to three (3) employees on May 17, 2021, at an exercise price of $0.73 per shares, which was the fair market value or closing public trading price of the Company’s common stock on May 17, 2021. These grants respectively vest one-third for each year of service, commencing on May 17, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties,” and include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

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

Our Lifeline ETC services operate under its own FCC approved Compliance Plan and FCC wireless ETC designation in eight states, which currently include Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont, and Wisconsin.  IM Telecom, operating under its Infiniti Mobile brand, currently markets its Lifeline service through its Internet presence, its storefronts in Tulsa and Wagoner, Oklahoma, and through ISOs that specialize in the distribution of Lifeline services.  These ISOs typically support teams of field agents who market directly to Lifeline eligible individuals requesting Lifeline service.  We provide phones and wireless voice/text/data service to Lifeline eligible individuals requesting Lifeline service. In some states, and depending on government requirements, we may only provide voice/text service with no mobile data.

Our Lifeline VETC services operate through a single VETC agent agreement with another ETC.  Following our acquisition of IM Telecom, thereby securing our own FCC approved Lifeline ETC license, we are phasing out this segment, and we no longer distribute Lifeline service under this single VETC agent agreement; however, we continue to collect monthly commissions for those Lifeline lines that we distributed, and which remain active under this single VETC agent agreement.

Results of Operations

Comparison of the quarter ended March 31, 2021, to the quarter ended March 31, 2020

For the quarter ended March 31, 2021, we had $2,392,838 in revenues from operations compared to the quarter ended March 31, 2020, where we had $1,957,355 in revenue from operations. The cost of revenue for the quarter ended March 31, 2021, was $1,481,677, compared to $1,192,177 for the quarter ended March 31, 2020. We had a gross profit of $911,161 for the quarter ended March 31, 2021, and $765,178 for the quarter ended March 31, 2020.

For the quarters ended March 31, 2021, and 2020 respectively, total operating expenses were $1,141,641 and $955,169, for an increase of $186,472. The increase was primarily a result of increases in payroll and operating and maintenance expenses.

For the quarter ended March 31, 2021, non-operating expenses were interest expense of $2,242, compared to other income (legal judgment) of $301,373 and interest expense of $10,549 for the quarter ended March 31, 2020.

For the quarter ended March 31, 2021, we had a net loss of $232,722. For the quarter ended March 31, 2020, we had net income of $100,833.

In comparing our Condensed Consolidated Statements of Operations between the three-month periods ended March 31, 2021, and 2020, respectively, the Company continued the process of diversifying the service mix. Revenues for both Hosted Services and Mobile Services were up from the quarter ended March 31, 2020. Hosted Service revenue increased by 31.9%, while Mobile Service revenue increased by 13.5%. Gross profit margin overall was 38.1% for the three months ended March 31, 2021, compared to 39.1% for the three months ended March 31, 2020. Hosted Services profit margin was 37.2% compared to 37.3% for the three months ended March 31, 2021, and 2020, respectively. Mobile Service gross profit margin was 39% compared to 40.7% for the three months ended March 31, 2021, and 2020, respectively.

Liquidity and Capital Resources

As of March 31, 2021, we had $569,336 in cash and cash equivalents on hand.

In comparing liquidity between the three-month periods ending March 31, 2021, and March 31, 2020, cash assets increased by 150.51%. This increase was due to increased business, increased cash-flow performance and the use of government emergency programs. Liabilities and total overall debt showed a 16.71% increase in the three-month period ended March 31, 2021, when compared to March 31, 2020. Going forward, equity investment, growth of new services and a potential increase in EIDL debt are expected to provide additional liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) declined slightly to 0.92 as of March 31, 2021, compared to December 31, 2020, of .94. Working capital increased by 1.03%.

Cash Flow from Operations

During the three months ended March 31, 2021, cash flow used in operating activities was $114,538, and for the three months ended March 31, 2020, cash flow provided by operating activities was $395,085.

Cash Flows from Investing Activities

During the three months ended March 31, 2021, no cash flow was used in investing activities. For the three months ended March 31, 2020, cash flow used in investing activities was $3,168 for the purchase of assets.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, cash flow used in financing activities was $31,321, for repayments of notes payable. For the three months ended March 31, 2020, cash flow used in financing activities was $356,122, comprised of repayments of revolving lines of credit, $26,089, repayments of amounts due to a related party, $49,044, repayments of notes payable, $24,977, and dividends paid to shareholders, $256,012.

Going Concern

For the three months ended March 31, 2021, the Company generated a net loss of $232,722. For the three months ended March 31, 2020, net income was $100,833. The Company has sustained itself through the operations of the business as is indicated by net cash used by operations of $114,538 for the three months ended March 31, 2021. The accumulated deficit as of March 31, 2021, is $6,201,211.

The Company has ameliorated any substantial doubt issues by generating additional cash flow from operations through diversification of product offerings and revenue growth of our subsidiaries, Apeiron Systems and IM Telecom. We have continued to use additional cash flow to retire debt and add additional resources to enable further revenue growth. Our working capital continues to improve, without the use of additional lines of credit, borrowings or additional cash investments beyond long term, low interest EIDL loan proceeds.

Our overall goal was to diversify our sources of revenue and increase profit margins through cost controls and a shift to higher margin product offerings. Prior to acquiring Apeiron Systems and IM Telecom, we derived nearly 100% of our total revenue from cellular (voice) resales.

In addition, IM Telecom has been approved to participate in the Emergency Broadband Benefit Program (“EBB”), which began on May 12, 2021. We anticipate an overall Lifeline/EBB revenue increase of approximately 105% current month over month revenues as we begin to market the EBB program in the eight (8) states in which we are approved as an ETC. We also anticipate being able to expand into the state of California in Q4 of 2021.

For the three months ended March 31, 2021, Hosted Services accounted for 51.2% of our total revenue and Mobile Services (including Lifeline) accounted for 48.77% of our total revenue. Our profit margins were 38.1% and 39.1% for the three months ended March 31, 2021, and 2020, respectively. We continue to be confident that with aggressive management and business development that we will continue to eliminate any going concern issues.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three-month period ended March 31, 2021.

Critical Accounting Policies

Net Income/(Loss) Per Share

Basic income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. Diluted income/(loss) per common share calculations are determined by dividing net income/(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2021, and March 31, 2020, there are 3,475,000 and 3,400,000 respectively, potentially dilutive common shares. The dilutive common shares for the three months ended March 31, 2021, are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of receivables, cash and cash equivalents.

All cash and cash equivalents are held at high credit financial institutions. These deposits are generally insured under the FDIC’s deposit insurance coverage; however, from time to time, the deposit levels may exceed FDIC coverage levels.

The Company has a concentration of risk with respect to trade receivables from customers and other cellular providers. As of March 31, 2021, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of 107,918 and $198,884, or 22.13% and 40.78% of total accounts receivable, respectively. As of December 31, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $194,509, or 52.4%, and $52,843, or 14.2%, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the three-month period ended March 31, 2021, the Company had one (1) customer that accounted for $830,134 or 34.7% of revenue. For the three-month period ended March 31, 2020, the Company had one (1) customer that accounted for $555,826, or 28.4%, of revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4.  Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2021, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Item 1A. Risk Factors, Part I, commencing on page 10, of the Company’s 10-K Annual Report for the fiscal year ended December 31, 2020, filed with the SEC on April 6, 2021, for a list of “Risk Factors,” which Annual Report can be accessed by Hyperlink in Part II, Item 6 hereof.

Our business operations could be impacted by the current world health crisis. The following risk factor regarding the COVID-19 pandemic was one of the risk factors included in the Company’s 10-K Annual Report for the year ended December 31, 2020:

On January 30, 2020, the World Health Organization declared the coronavirus (the ‘COVID-19’) outbreak a “Public Health Emergency of International Concern,” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which we operate. While it is unknown how long these conditions will last and what the complete financial effect will be on us, to date and as a result of actions taken by management to mitigate a material impact to our financial statements or our operational results, we are not currently experiencing a material impact to our financial statements or our results of operations; however, a pandemic typically results in social distancing, travel bans and quarantines, which may result in limited access to our facilities, customers, management, support staff and professional advisors.  These, in turn, may not only impact our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event.  Given our small staff, if a key member of our team were disabled by COVID-19, it could have a material negative impact on our business.  Also, it may substantially hamper our efforts to provide our investors with timely information and to comply with our filing obligations under the Exchange Act with the SEC. If this pandemic were to last a prolonged period of time, we could see a decline in revenue due to the closure of customer businesses, which could then impact our ability pay our short-term debts. Our concentration of revenue from a small group of Apeiron Systems’ customers makes it reasonably possible that we are vulnerable to the risk of a long-term severe impact. Our dependence on certain suppliers to provide equipment to be distributed or sold to our customers could also be impacted if inventory shortages occur due to import or export restrictions resulting from the pandemic.

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

KonaTel, Inc.

Date:	May 24, 2021	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 24, 2021	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO, and a Director

Date:	May 24, 2021	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

