Form 10-Q
period 2021-06-30
KonaTel, Inc.
filed 2021-08-09
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

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

Our website is www.konatel.com.

Our common stock is quoted on the OTC Markets Group, Inc. (“OTC Markets”) in its “OTCQB Tier” under the symbol “KTEL.”

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	40,692,286 shares
Class	Outstanding as of June 30, 2021

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

2

KONATEL, INC.

FORM 10-Q

June 30, 2021

PART I - FINANCIAL STATEMENTS

June 30, 2021

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash and Cash Equivalents	$788,243	$715,195
Accounts Receivable, net	743,678	434,801
Inventory, Net	94,634	17,786
Prepaid Expenses	6,239	2,365
Other Current Asset	164	194
Total Current Assets	1,632,958	1,170,341

Property and Equipment, Net	53,632	79,571

Other Assets
Intangible Assets, Net	1,265,128	1,517,163
Other Assets	154,296	172,065
Total Other Assets	1,419,424	1,689,228
Total Assets	$3,106,014	$2,939,140

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$977,038	$1,042,567
Note Payable - current portion	17,308	94,339
Right of Use Operating Lease Obligation - current	85,532	66,323
Deferred Revenue	—	37,677
Total Current Liabilities	1,079,878	1,240,906

Long Term Liabilities
Right of Use Operating Lease Obligation - long term	155,880	15,399
Note Payable - long term	150,000	150,000
Total Long Term Liabilities	305,880	165,399
Total Liabilities	1,385,758	1,406,305
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 40,692,286 outstanding and issued at June 30, 2021 and December 31, 2020	40,692	40,692
Additional Paid In Capital	7,539,690	7,460,632
Accumulated Deficit	(5,860,126)	(5,968,489)
Total Stockholders’ Equity	1,720,256	1,532,835
Total Liabilities and Stockholders’ Equity	$3,106,014	$2,939,140

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$2,913,873	$2,257,193	$5,306,711	$4,214,548
Cost of Revenue	1,476,485	1,378,868	2,958,162	2,571,045
Gross Profit	1,437,388	878,325	2,348,549	1,643,503

Operating Expenses
Payroll and Related Expenses	588,328	449,931	1,180,871	898,080
Operating and Maintenance	—	228,678	—	420,700
Bad Debt	—	190	—	1,690
Professional Services	59,602	—	143,725	—
Utilities and Facilities	18,995	22,994	70,797	47,232
Depreciation and Amortization	213,552	231,597	427,105	486,526
General and Administrative	37,616	12,568	145,661	27,135
Marketing and Advertising	1,637	872	12,723	1,816
Application Development Costs	119,740	—	119,740	—
Taxes and Insurance	16,850	23,312	24,695	42,126
Total Operating Expenses	1,056,320	970,142	2,125,317	1,925,305

Operating Income	381,068	(91,817)	223,232	(281,802)

Other Income and Expense
Other Income	—	242,080	—	543,449
Interest Expense	(7,514)	(8,214)	(9,756)	(18,765)
Other Non-Operating Expenses	(32,469)	—	(105,113)	—
Total Other Income and Expenses	(39,983)	233,866	(114,869)	524,684

Net Income	$341,085	$142,049	$108,363	$242,882

Net Income per Share
Basic	$0.01	$0.00	$0.00	$0.01
Diluted	$0.01	$0.00	$0.00	$0.01
Weighted Average Outstanding Shares
Basic	40,692,286	40,692,286	40,692,286	40,692,286
Diluted	44,217,286	44,092,286	44,217,286	44,092,286

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2020	40,692,286	$40,692	$7,380,029	$(5,896,977)	$1,523,744
Stock Based Compensation	—	—	20,514	—	20,514
Dividends Paid to Apeiron Systems shareholders	—	—	—	(310,129)	(310,129)
Net Income	—	—	—	242,882	242,882

Balances as of June 30, 2020	40,692,286	$40,692	$7,400,543	$(5,964,224)	$1,477,011

Balances as of April 1, 2020	40,692,286	$40,692	$7,390,286	$(6,106,273)	$1,324,705
Stock Based Compensation	—	—	10,257	—	10,257
Net Income	—	—	—	142,049	142,049

Balances as of June 30, 2020	40,692,286	$40,692	$7,400,543	$(5,964,224)	$1,477,011

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2021	40,692,286	$40,692	$7,460,632	$(5,968,489)	$1,532,835
Stock Based Compensation	—	—	79,058	—	79,058
Net Income	—	—	—	108,363	108,363

Balances as of June 30, 2021	40,692,286	$40,692	$7,539,690	$(5,860,126)	$1,720,256

Balances as of April 1, 2021	40,692,286	$40,692	$7,491,976	$(6,201,211)	$1,331,457
Stock Based Compensation	—	—	47,714	—	47,714
Net Income	—	—	—	341,085	341,085

Balances as of June 30, 2021	40,692,286	$40,692	$7,539,690	$(5,860,126)	$1,720,256

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$108,363	$242,882
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	427,105	486,526
Bad Debt	—	1,690
Stock-based Compensation	79,058	20,514
Amount recorded as loan forgiveness’ on SBA Covid-19 Loans	—	(229,003)
Change in Right of Use Asset	(149,131)	(58,676)
Change in Lease Liability	159,690	68,034
Changes in Operating Assets and Liabilities:
Accounts Receivable	(308,877)	(109,915)
Inventory	(76,848)	655
Prepaid Expenses	(3,874)	263
Accounts Payable and Accrued Expenses	(65,529)	(102,624)
Deferred Revenue	(37,677)	(15,072)
Customer Deposits	—	(31,087)
Other Assets	17,799	35,675
Net cash provided by operating activities	150,079	309,862

Cash Flows from Investing Activities
Purchase of Assets	—	(3,168)
Net cash (used in) investing activities	—	(3,168)

Cash Flows from Financing Activities
Repayment on Revolving Lines of Credit	—	(12,237)
Proceeds from Federal SBA Covid-19 Loans	—	458,900
Repayments of amounts due to Related Party and Seller	—	(51,760)
Repayments of amounts of Notes Payable	(77,031)	—
Dividends Paid to Apeiron shareholders	—	(256,012)
Net cash provided by (used in) financing activities	(77,031)	138,891

Net Change in Cash	73,048	445,585
Cash - Beginning of Year	715,195	191,474
Cash - End of Period	$788,243	$637,059

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,133	$17,174
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$199,245	$129,108

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

KonaTel Inc., formerly known as Dala Petroleum Corp. (the “Company,” “we,” “our,” or “us”), also formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation (“Westcott”). On December 18, 2017, we acquired KonaTel, Inc, a Nevada subchapter S-Corporation (“KonaTel Nevada”), in a merger with our acquisition subsidiary under which KonaTel Nevada became our wholly-owned subsidiary.

On December 31, 2018, we acquired Apeiron Systems, Inc., a Nevada corporation d/b/a “Apeiron” (“Apeiron” or “Apeiron Systems”), which is also our wholly-owned subsidiary. Apeiron was organized in 2013 and is an international Hosted Services CPaaS (“Communications Platform as a Service”) provider that designed, built, owns and operates its national private core network, supporting a suite of business communications services all accessible via proprietary Applications Programming Interfaces (“APIs”). As an Internet Telephony Service Provider (“ITSP”), Apeiron holds a Federal Communications Commission (“FCC”) numbering authority license. Some of Apeiron’s Hosted Services include Voice over IP (“VoIP”), cellular and Over-The-Top (“OTT”) telephony, SMS/MMS messaging and broadcast services, numbering features, including Cloud IVRs, Voicemail, Fax, Call Recording, and other services through local, toll-free and international phone numbers. Supported by its national redundant network, Apeiron also provides public and private IP network services including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Apeiron’s Cloud Services include Information Data Dips, Software-Defined Wide Area Networking (“SD-WAN”), and Internet of Things (“IOT”) data and device management.

On January 31, 2019, we acquired IM Telecom, LLC, an Oklahoma limited liability company, d/b/a “Infiniti Mobile” (“IM Telecom” or “Infiniti Mobile”), which became our wholly-owned subsidiary. Infiniti Mobile is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of 22 FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan in the United States. Under the FCC’s Lifeline program, Infiniti Mobile is authorized to provide government subsidized mobile telecommunications services to eligible low-income American households, currently in nine states.

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

Basis of Consolidation

The condensed consolidated financial statements include the Company and three wholly owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems and IM Telecom. All significant intercompany transactions are eliminated.

Net Income Per Share

Basic income per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are computed by using the “Treasury Stock Method,” which computes the number of new shares that may potentially be created by unexercised options. Diluted common share equivalents are stock based compensation options.

The following table illustrates the computation of the dilutive common share equivalents under the Treasury Stock Method:

Treasury Stock Method Calculation
Total Shares Outstanding	40,692,286
Potential Incremental Shares:
Average Exercise Price	$0.22
Current Market Price	$0.78
Shares eligible for Purchase	3,525,000
Average Price Received	769,586
Shares at Market Price	986,648
Incremental Shares under Treasury Stock Method	2,538,352

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$341,085	$142,049	$108,363	$242,882
Weighted average shares outstanding during period on which basic earnings per share is calculated	40,692,286	40,692,286	40,692,286	40,692,286
Effect of dilutive shares
Incremental shares under stock-based compensation	2,538,352	3,400,000	2,538,352	3,400,000
Weighted average shares outstanding during period on which diluted earnings per share is calculated	43,230,638	44,092,286	43,230,638	44,092,286

Earnings per share attributable to common stockholders
Basic earnings per share	$0.01	$0.00	$0.00	$0.01
Diluted earnings per share	$0.01	$0.00	$0.00	$0.01

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

The Company has a concentration of risk with respect to trade receivables from customers and other cellular providers. As of June 30, 2021, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $106,783 and $447,738, or 14.36% and 60.21% of total accounts receivable, respectively. As of December 31, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $194,509, or 52.4%, and $52,843, or 14.2%, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the six months ended June 30, 2021, the Company had two (2) customers that accounted for $1,774,644 or 33.4% and $1,664,735 or 31.37% of revenue, respectively. For the six-month period ended June 30, 2020, the Company had one (1) customer that accounted for $1,309,330, or 31.1%, of revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of June 30, 2021, and December 31, 2020:

	June 30, 2021	December 31, 2020
Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(407,979)	(382,040)
Property and equipment, net	$53,632	$79,571

Depreciation related to Property and Equipment amounted to $12,969 and $7,216 for the three-month periods ended June 30, 2021, and 2020, respectively. For the six-month periods ended June 30, 2021, and 2020, was $25,938 and $14,433, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 3 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 3.29% and 5.34%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under three (3) non-cancelable leases. As of June 30, 2021, the Company had one (1) property with a lease term in excess of one (1) year. This lease liability expires March 31, 2026. The Company has two (2) current lease liabilities. These lease liabilities expire December 1, 2021, and May 15, 2022, respectively. In January 2021, the Company entered into a new, five (5) year lease for its corporate headquarters located in Plano, TX.

Future lease liability payments under the terms of these leases are as follows:

2021	$55,873
2022	$58,547
2023	$45,578
2024	$46,596
2025	$47,615
2026	$11,968
Total	$266,177
Less Interest	$24,765
Present value of minimum lease payments	$241,412
Current Maturities	$85,532
Long Term Maturities	$155,880

The Company also leases two (2) office/retail spaces on a month-to-month basis. Total lease expense for the three months ended June 30, 2021, and 2020, was $3,967 and $3,217, respectively. Total lease expense for the six months ended June 30, 2021, and 2020, amounted to $8,185 and $6,435, respectively, for these leases.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions.

Intangible Assets with indefinite useful life consist of a Lifeline License granted by the FCC.

The Lifeline License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The Lifeline License was acquired through an acquisition. The fair market value of the License as of June 30, 2021, was $634,251.

	June 30, 2021	December 31, 2020
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,141,796)	(2,740,629)
Net Amortizable Intangibles	1,035,418	1,436,585
Right of Use Assets - net	229,710	80,578
Intangible Assets net	$1,265,128	$1,517,163

Amortization expenses for the three months ended June 30, 2021, and 2020, was $200,583. Amortization expense amounted to $401,167 for the six months ended June 30, 2021, and 2020, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations.

Amortization expense is expected to be as follows:

2021	$401,168

Current intangible assets will be fully amortized as of December 31, 2021.

NOTE 5 – NOTES PAYABLE

In June 2020, the Company received a Small Business Administration (“SBA”) Emergency Injury Disaster Loan (“EIDL”) in the amount of $150,000. The maturity date of the 30-year note is June 2050. Interest will accrue at a rate of 3.75% per annum. Payments on this loan have been deferred by the SBA until June 2022 due to the COVID pandemic.

The Company also received three (3) separate SBA Payroll Protection Loans in the amounts of $186,300, $101,800, and $20,900, for a total of $309,000. Each loan includes an interest rate of 1% and a maturity date of April 14, 2022. On March 8, 2021, the Company was informed that the payroll protection loans in the amounts of $101,800 and $20,900 had been forgiven by the SBA. On May 27, 2021, the Company was informed that the payroll protection loan in the amount of $186,300 had been forgiven. All loan proceeds have been recorded as forgiven and were recorded as Other Income in 2020.

In conjunction with the Notes Payable, the Company received $10,000 in an SBA Emergency Injury Disaster Grant. This amount was recorded as Other Income.

On September 30, 2020, IM Telecom entered into a promissory note agreement to repay a Federal Universal Service Fund overpayment in the amount of $67,105. The term of the note is twelve (12) months and interest will accrue at a rate of 12.75% per annum. As of June 30, 2021, the balance of this note was $17,308. The Company anticipates that this note will be paid in full by July 31, 2021.

NOTE 6 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2021, there are no ongoing legal proceedings.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania in respect of an audit of sales and use tax liability for the audit period of January 1, 2016, through September 30, 2019. The assessment is in the amount of $111,650, including interest and penalties. The Company plans to appeal this assessment and strongly maintains, based on previous outcomes with the State of Pennsylvania, that it will be successful on appeal on a minimum of 93% of the assessment amount. A potential liability in the amount of $7,000 has been recorded

Letters of Credit

The Company had no outstanding letters of credit as of June 30, 2021.

NOTE 7 – SEGMENT REPORTING

The Company operates within two (2) reportable segments. The Company’s management evaluates performance and allocates resources based on operational needs and results. Because the Company is a recurring revenue service business with very few physical assets, management does not use total assets by segment to make decisions regarding operations, and therefore, the total assets disclosure by segment has not been included. Previously, the Company reported four (4) segments, including Hosted Services, Mobile Services, Lifeline ETC and Lifeline VETC. The Company has made the decision to consolidate and align its segment reporting by the type of service offering and believes this reporting will provide for a more accurate view of its lines of operation. Reportable segments now include Hosted Services and Mobile Services.

Hosted Services – This segment includes a suite of hosted CPaaS services within the Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free, and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, Software-Defined Wide Area Networking (SD-WAN), and IOT data and device management. These Hosted Services are marketed nationally through Apeiron’s website, independent sales agents, ISOs and SCOs.

Mobile Services – This segment includes retail and wholesale cellular voice/text/data services and IOT mobile data services from Apeiron and IM Telecom. Mobile voice/text/data and IOT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers.  A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers.  Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of cellular voice service to low-income American households that qualify for the FCC’s Lifeline program, distributed by IM Telecom under its Infiniti Mobile brand.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the six months period ended June 30, 2021
Revenue	$2,545,236	$2,761,475	$5,306,711
Gross Margin	$975,966	$1,372,583	$2,348,549
Depreciation and amortization	$405,045	$22,060	$427,105
Additions to property and equipment	—	—	—
Gross Margin %	38.3%	49.7%	44.3%

For the three months period ended June 30, 2021
Revenue	$1,319,370	$1,594,503	$2,913,873
Gross Margin	$520,030	$917,358	$1,437,388
Depreciation and amortization	$207,067	$6,485	$213,552
Additions to property and equipment	—	—	—
Gross Margin %	39.4%	57.5%	49.3%

For the six months period ended June 30, 2020
Revenue	$2,016,861	$2,197,687	$4,214,548
Gross Margin	$731,172	$912,331	$1,643,503
Depreciation and amortization	$428,475	$58,051	$486,526
Additions to property and equipment	—	—	—
Gross Margin %	36.3%	41.5%	39.0%

For the three months period ended June 30, 2020
Revenue	$1,087,424	$1,169,769	$2,257,193
Gross Margin	$384,121	$494,204	$878,325
Depreciation and amortization	$208,405	$23,192	$231,597
Additions to property and equipment	—	—	—
Gross Margin %	35.3%	42.2%	38.9%

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has not issued any common stock through June 30, 2021, nor for the year ended December 31, 2020; however, one holder of incentive stock options delivered a Notice of Exercise regarding certain granted and vested incentive stock options to the Company on June 29, 2021. See Note 9-Subsequent Events.

Stock Compensation

The Company offers stock option equity grants to directors and key employees. Options vest in tranches and typically expire in five (5) years. For the six months ended June 30, 2021, and 2020, the Company recorded options expense of $79,058 and $20,514, respectively. The option expense not taken as of June 30, 2021, is $43,639, with a weighted average term of 3.92 years.

The stock option valuation as of June 30, 2021, was computed using the Black-Scholes-Merton pricing model using an average stock price of $0.559, a strike price of $0.531, an expected term of five (5) years, volatility of 258.10% and a risk-free discount rate of 1.52%.

The following table represents stock option activity as of and for the six months ended June 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2020	3,800,000	$0.21	3.6	$—
Granted	385,000	0.51	4.8	—
Exercised	0	—	—	—
Forfeited	175,000	—	—	—
Options Outstanding – June 30, 2021	4,010,000	$0.22	2.7	$—

Exercisable and Vested, June 30, 2021	3,525,000	$0.22	2.0	$—

NOTE 9 – SUBSEQUENT EVENTS

Below are events that have occurred since June 30, 2021:

Effective October 15, 2019 (though executed October 17, 2019), the Company and Charles L. Schneider, Jr., the then CEO of our wholly-owned subsidiary, KonaTel Nevada, and the President and CEO of our wholly-owned subsidiary, Infiniti Mobile, executed and delivered a Severance Agreement and Release (the “Severance Agreement”). In connection with the execution and delivery of the Severance Agreement, the parties also executed and delivered an Amended Incentive Stock Option Agreement, among other agreements, that included a customary “cashless” exercise feature for the 500,000 vested incentive stock options that had been previously granted to Mr. Schneider, and voiding the remainder of 1,000,000 unvested incentive stock options he had been granted. Effective June 29, 2021, Mr. Schneider exercised 98,116 of these incentive stock options on a cashless basis, and was issued 75,000 shares of our common stock on August 5, 2021. A Lock-Up/Leak-Out Agreement (the “LULO Agreement”) that was also executed and delivered by the Company and Mr. Schneider with the Severance Agreement was waived by the Company for the 75,000 shares received by him, with the LULO Agreement continuing to be effective for any other shares of common stock received by Mr. Schneider under any exercise of his remaining incentive stock options (401,884). The Severance Agreement is Exhibit 10.1 to the Company’s 10-K Annual Report for the year ended December 31, 2020, filed with the SEC on April 6, 2021, and which can be assessed by Hyperlink in Part II, Item 6 of this Quarterly Report.

Effective as of July 6, 2021, the Company entered into a six month Amended Consulting Agreement with Impact Telecom Holdings, Inc., dba SessionIP, to provide certain operational consulting services as requested by the Company. As part of that agreement, the Company granted to the owner and sole provider of these services, Charles D. Griffin, incentive stock options under an Amended Incentive Stock Option Agreement effective as of July 6, 2021, in the amount of 1,100,000 shares, at an exercise price of $0.75 per share or the closing public trading price and fair market value of the Company’s common stock on that date. The Amended Incentive Stock Option Agreement is subject to a condition precedent to the effect that if Mr. Griffin and the Company do not enter into an employment agreement wherein Mr. Griffin will join the Company as a full-time employee on or before January 7, 2022, the Amended Incentive Stock Option Agreement will immediately expire and be null and void. In connection with the granting of these incentive stock options, the Board of Directors of the Company also voted to increase the number of reserved shares for issuance under its Incentive Stock Option plan from 5,000,000 shares to 6,000,000 shares.

The Company also granted a quarterly director 25,000 share Incentive Stock Option to Jeffrey Pearl on July 28, 2021, at an exercise price of $0.813, fully vested. The exercise price was based upon 110% of the fair market value or closing public trading price of the Company’s common stock on the date of grant.

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

Overview of Current and Planned Business Operations

Our Hosted Services are provided by our wholly-owned subsidiary Apeiron Systems, an international Hosted Services CPaaS provider that designed, built, owns and operates its private core national network, supporting a suite of business communications services all accessible via proprietary Applications Programming Interfaces (“APIs”). Some of Apeiron’s Hosted Services include VoIP, cellular and OTT telephony, SMS/MMS messaging and broadcast services, numbering features, including Cloud IVRs, Voicemail, Fax, Call Recording, and other functions provided with local, toll-free, and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Apeiron’s Cloud Services include Information Data Dips, Software-Defined Wide Area Networking (“SD-WAN”), and IOT data and device management.

We have expanded Apeiron’s agent sales channel outreach through the retention of additional channel management staff and the release of our enhanced agent sales platform. Apeiron continues to pursue revenue diversification and the sale of higher margin products.

Our Mobile Services include retail and wholesale cellular voice/text/data services and IOT mobile data services. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers.  Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services is the distribution of cellular voice service to low-income American households that qualify for the FCC’s Lifeline program. Our Lifeline mobile services are provided by our wholly-owned subsidiary, IM Telecom, marketed under its brand name Infiniti Mobile. IM Telecom operates under an FCC approved Compliance Plan and FCC wireless ETC designation across nine states including California, Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont, and Wisconsin. Infiniti Mobile distributes services through its storefronts in Tulsa and Wagoner, Oklahoma, field representatives and through its website. With IM Telecom’s recent approval to expand Lifeline distribution into California, we anticipate California distribution will commence in Q4 of 2021.

In addition to Lifeline service, IM Telecom was approved to participate in the FCC’s Emergency Broadband Benefit (“EBB”) program on April 6, 2021, as part of the federal government’s COVID relief efforts. EBB opened for enrollment on May 12, 2021. While the EBB program remains active, we anticipate an increase in Lifeline/EBB revenue as we to distribute EBB eligible service in the states in which we are approved as an ETC.

Results of Operations

Comparison of the quarter ended June 30, 2021, to the quarter ended June 30, 2020

For the quarter ended June 30, 2021, we had $2,913,873 in revenues from operations compared to the quarter ended June 30, 2020, where we had $2,257,193 in revenue from operations. The cost of revenue for the quarter ended June 30, 2021, was $1,476,485, compared to $1,378,868 for the quarter ended June 30, 2020. We had a gross profit of $1,437,388 for the quarter ended June 30, 2021, and $878,325 for the quarter ended June 30, 2020.

For quarter ended June 30, 2021, our gross profit margin was 49.3% compared to 38.9% for the six months ended June 30, 2020.

For the quarters ended June 30, 2021, and 2020, respectively, total operating expenses were $1,056,320 and $970,142, for an increase of $86,178. This increase was primarily a result of infrastructure expansion, primarily payroll, professional services and application development costs to support sales channel growth.

For the quarter ended June 30, 2021, non-operating expenses were interest expense of $7,514 and other non-operating expenses of $32,469, compared to other income (expected PPP loan forgiveness) of $242,080 and interest expense of $8,214 for the quarter ended June 30, 2020.

For the quarter ended June 30, 2021, we had a net income of $341,085. For the quarter ended June 30, 2020, we had net income of $142,049.

In comparing our Condensed Consolidated Statements of Operations between the three-month periods ended June 30, 2021, and 2020, respectively, the Company continued diversifying and expanding its service offerings. Revenues for both Hosted Services and Mobile Services were up from the quarter ended June 30, 2021, as compared to the quarter ended June 30, 2020. Hosted Services revenue increased by 21.3%, while Mobile Services revenue increased by 36.3%. Gross profit margin overall was 49.3% for the three months ended June 30, 2021, compared to 38.9% for the three months ended June 30, 2020. Hosted Services gross profit margin was 39.4% compared to 35.3% for the three months ended June 30, 2021, and 2020, respectively. Mobile Services gross profit margin was 57.5% compared to 42.2% for the three months ended June 30, 2021, and 2020, respectively.

Comparison of the six months ended June 30, 2021, to the six months ended June 30, 2020

For the six months ended June 30, 2021, we had $5,306,711 in revenues from operations compared to the six months ended June 30, 2020, where we had $4,214,548 in revenue from operations. The cost of revenue for the six months ended June 30, 2021, was $2,958,162 compared to $2,571,045 for the six months ended June 30, 2020. We had a gross profit of $2,348,549 for the six months ended June 30, 2021, and $1,643,503 for the six months ended June 30, 2020.

For the six months ended June 30, 2021, our gross profit margin was 44.3% compared to 39.0% for the six months ended June 30, 2020.

For the six months ended June 30, 2021, and 2020, respectively, total operating expenses were $2,125,317 and $1,925,305, for an increase of $200,012. This increase was primarily a result of infrastructure expansion, primarily payroll, professional services and application development costs to support sales channel growth.

For the six months ended June 30, 2021, non-operating expenses were interest expense of $9,756 and other non-operating expenses of $105,113, compared to other income (expected PPP loan forgiveness & EIDL loan) of $543,449 and interest expense of $18,765 for the six months ended June 30, 2020.

For the six months ended June 30, 2021, we had a net income of $108,363. For the six months ended June 30, 2020, we had net income of $242,882.

In comparing our Condensed Consolidated Statements of Operations between the six-month periods ended June 30, 2021, and 2020, respectively, the Company continued diversifying and expanding its service offerings. Revenues for both Hosted Services and Mobile Services were up for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. Hosted Services revenue increased by 26.2%, while Mobile Services revenue increased by 25.7%. Gross profit margin was 44.3% overall for the six months ended June 30, 2021, compared to 39.0% for the six months ended June 30, 2020. Hosted Services gross profit margin was 38.3% compared to 36.3% for the six months ended June 30, 2021, and 2020, respectively. Mobile Services gross profit margin was 49.7% compared to 41.5% for the six months ended June 30, 2021, and 2020, respectively.

Liquidity and Capital Resources

As of June 30, 2021, we had $788,243 in cash and cash equivalents on hand.

In comparing liquidity between the six-month periods ending June 30, 2021, and June 30, 2020, cash assets increased by 23.7%. This increase was due largely to expanded revenues from the EBB program and increased cash-flow performance. Liabilities and total overall debt showed a 25.8% decrease in the six-month period ended June 30, 2021, when compared to June 30, 2020. Going forward, growth in new services is expected to provide additional liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) increased to 1.51 as of June 30, 2021, compared to December 31, 2020, of .94. Working capital increased 60.5%.

Cash Flow from Operations

During the six months ended June 30, 2021, cash flow provided by operating activities was $150,079, and for the six months ended June 30, 2020, cash flow provided by operating activities was $309,862.

Cash Flows from Investing Activities

During the six months ended June 30, 2021, no cash flow was used in or derived from investing activities. For the six months ended June 30, 2020, cash flow used in investing activities was $3,168 for the purchase of assets.

Cash Flows from Financing Activities

During the six months ended June 30, 2021, cash flow used in financing activities was $77,031 for repayments of notes payable. For the six months ended June 30, 2020, net cash flow provided by financing activities was $138,891, comprised of proceeds from Federal SBA Covid-19 loans $458,900, repayments of revolving lines of credit, ($12,237), repayments of amounts due to a related party, ($51,760), and a one-time dividend paid to former Apeiron shareholders of $(256,012) as part of the acquisition of Apeiron.

Going Concern

For the six months ended June 30, 2021, the Company generated net income of $108,363. For the three months ended June 30, 2021, net income was $341,085. The Company has sustained itself through the operations of the business, indicated by net cash from operations of $150,079 for the six months ended June 30, 2021. The accumulated deficit as of June 30, 2021, is $5,860,126.

The Company has ameliorated any substantial doubt issues by generating additional cash flow from operations through diversification of product offerings and revenue growth of its subsidiaries, Apeiron Systems and IM Telecom. We have continued to use additional cash flow to retire debt while also adding resources to enable further revenue growth. Our working capital continues to improve without the use of additional lines of credit, borrowings or additional cash investments beyond our long term, low interest SBA EIDL loan proceeds from June 20, 2020.

We continue to diversify sources of revenue and increase margins through cost controls and a shift to higher margin product offerings. Prior to acquiring Apeiron Systems and IM Telecom, we derived nearly 100% of our revenue from cellular (voice) resales. With continued aggressive management and sales channel development we anticipate no going concerns.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the six-month period ended June 30, 2021.

Critical Accounting Policies

Net Income/(Loss) Per Share

Basic income per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2021, and June 30, 2020, there are 2,538,352 and 3,400,000 respectively, potentially dilutive common shares.

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

The Company has a concentration of risk with respect to trade receivables from customers and other cellular providers. As of June 30, 2021, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $106,783 and $447,738, or 14.36% and 60.21% of total accounts receivable, respectively. As of December 31, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $194,509, or 52.4%, and $52,843, or 14.2%, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the six-month period ended June 30, 2021, the Company had two (2) customers that accounted for $1,774,644 or 33.4% and $1,664,735 or 31.37% of revenue, respectively. For the six-month period ended June 30, 2020, the Company had one (1) customer that accounted for $1,309,330, or 31.1%, of revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2021, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None; however, see Note 9-Subsequent Events, of our financial statements included in this Quarterly Report.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Earlier today, the Company disseminated a press release (Exhibit 99 hereto) regarding the earnings set forth in this Quarterly Report, and this press release in being furnished for the purposes of Section 18 of the Exchange Act and “SEC Regulation FD Disclosure” only.  This press release shall not be deemed to be incorporated by reference into our filings under the Securities Act of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
99	Earnings Press Release dated August 9, 2021	Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2020 and filed with the SEC on April 6, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	August 9, 2021	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 9, 2021	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO, and a Director

Date:	August 9, 2021	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

