Form 10-Q
period 2021-09-30
KonaTel, Inc.
filed 2021-11-10
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	41,267,286 shares
Class	Outstanding as of September 30, 2021

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

2

KONATEL, INC.

FORM 10-Q

September 30, 2021

PART I - FINANCIAL STATEMENTS

September 30, 2021

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash and Cash Equivalents	$1,358,722	$715,195
Accounts Receivable, net	994,059	434,801
Inventory, Net	107,986	17,786
Prepaid Expenses	16,022	2,365
Other Current Asset	164	194
Total Current Assets	2,476,953	1,170,341

Property and Equipment, Net	40,663	79,571

Other Assets
Intangible Assets, Net	1,033,497	1,517,163
Other Assets	154,296	172,065
Investments	10,000	—
Total Other Assets	1,197,793	1,689,228
Total Assets	$3,715,409	$2,939,140

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,138,451	$1,042,567
Note Payable - current portion	1,312	94,339
Right of Use Operating Lease Obligation - current	66,882	66,323
Deferred Revenue	—	37,677
Total Current Liabilities	1,206,645	1,240,906

Long Term Liabilities
Right of Use Operating Lease Obligation - long term	145,796	15,399
Note Payable - long term	150,000	150,000
Total Long Term Liabilities	295,796	165,399
Total Liabilities	1,502,441	1,406,305
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 41,267,286 outstanding and issued at September 30, 2021 and 40,692,286 outstanding and issued at December 31, 2020	41,267	40,692
Additional Paid In Capital	7,711,992	7,460,632
Accumulated Deficit	(5,540,291)	(5,968,489)
Total Stockholders’ Equity	2,212,968	1,532,835
Total Liabilities and Stockholders’ Equity	$3,715,409	$2,939,140

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$3,612,861	$2,527,281	$8,919,573	$6,741,830
Cost of Revenue	1,988,624	1,625,481	4,946,786	4,196,528
Gross Profit	1,624,237	901,800	3,972,787	2,545,302

Operating Expenses
Payroll and Related Expenses	636,329	505,236	1,817,200	1,403,315
Operating and Maintenance	461	89,300	1,211	384,049
Bad Debt	—	39	427	1,729
Professional Services	77,335	72,350	206,671	198,300
Utilities and Facilities	39,726	8,438	110,523	24,928
Depreciation and Amortization	213,552	246,090	640,657	763,358
General and Administrative	32,668	17,641	93,994	44,777
Marketing and Advertising	37,350	5,534	50,073	7,350
Application Development Costs	179,427	—	396,715	—
Taxes and Insurance	35,784	13,595	60,479	55,720
Total Operating Expenses	1,252,632	958,223	3,377,950	2,883,526

Operating Income/(Loss)	371,605	(56,423)	594,837	(338,224)

Other Income and Expense
Other Income	—	81,070	—	624,518
Interest Expense	(2,573)	(4,694)	(12,328)	(23,459)
Other Expenses	(49,197)	—	(154,310)	—
Total Other Income and Expenses	(51,770)	76,376	(166,638)	601,059

Net Income	$319,836	$19,953	$428,199	$262,835

Earnings per Share
Basic	$0.01	$0.00	$0.01	$0.01
Diluted	$0.01	$0.00	$0.01	$0.01
Weighted Average Outstanding Shares
Basic	40,899,569	40,692,286	40,758,495	40,692,286
Diluted	43,565,835	44,092,286	43,434,761	44,092,286

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2020	40,692,286	$40,692	$7,380,029	$(5,896,977)	$1,523,744
Stock Based Compensation	—	—	30,771	—	30,771
Dividends Paid to Apeiron Systems shareholders	—	—	—	(310,129)	(310,129)
Net Income	—	—	—	262,835	262,835

Balances as of September 30, 2020	40,692,286	$40,692	$7,410,800	$(5,944,271)	$1,507,221

Balances as of July 1, 2020	40,692,286	$40,692	$7,400,543	$(5,964,224)	$1,477,011
Stock Based Compensation	—	—	10,257	—	10,257
Net Income	—	—	—	19,953	19,953

Balances as of September 30, 2020	40,692,286	$40,692	$7,410,800	$(5,944,271)	$1,507,221

Balances as of January 1, 2021	40,692,286	$40,692	$7,460,632	$(5,968,489)	$1,532,835
Exercised Stock Options	575,000	575	109,425	—	110,000
Stock Based Compensation	—	—	141,935	—	141,935
Net Income	—	—	—	428,199	428,199

Balances as of September 30, 2021	41,267,286	$41,267	$7,711,992	$(5,540,290)	$2,212,968

Balances as of July 1, 2021	40,692,286	$40,692	$7,539,690	$(5,860,126)	$1,720,256
Exercised Stock Options	575,000	575	109,425	—	110,000
Stock Based Compensation	—	—	62,877	—	62,877
Net Income	—	—	—	319,836	319,836

Balances as of September 30, 2021	41,267,286	$41,267	$7,711,992	$(5,540,290)	$2,212,968

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$428,199	$262,835
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	640,657	658,760
Bad Debt	427	1,729
Stock-based Compensation	141,935	30,771
Amount recorded as loan forgiveness on SBA Covid-19 Loans	—	(309,000)
Change in Right of Use Asset	(118,085)	(29,854)
Change in Lease Liability	130,956	29,683
Changes in Operating Assets and Liabilities:
Accounts Receivable	(559,685)	(109,713)
Inventory	(90,200)	(313)
Prepaid Expenses	(13,657)	395
Accounts Payable and Accrued Expenses	95,887	(82,855)
Deferred Revenue	(37,677)	(15,326)
Customer Deposits	—	(31,087)
Other Assets	17,800	35,481
Net cash provided by operating activities	636,557	441,506

Cash Flows from Investing Activities
Purchase of Assets	(10,000)	(10,833)
Net cash (used in) investing activities	(10,000)	(10,833)

Cash Flows from Financing Activities
Repayment on Revolving Lines of Credit	—	(12,237)
Cash received from Stock Options Exercised	110,000	—
Proceeds from Federal SBA Covid-19 Loans	—	459,000
Repayments of amounts due to Related Party	—	(87,165)
Repayments of amounts of Notes Payable	(93,030)	(83,403)
Dividends Paid to Apeiron shareholders	—	(310,129)
Net cash provided by (used in) financing activities	16,970	(33,934)

Net Change in Cash	643,527	396,739
Cash - Beginning of Year	715,195	191,474
Cash - End of Period	$1,358,722	$588,213

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,041	$17,651
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$199,245	$112,819

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

On December 31, 2018, we acquired Apeiron Systems, Inc., a Nevada corporation d/b/a “Apeiron” (“Apeiron” or “Apeiron Systems”), which is also our wholly-owned subsidiary. Apeiron was organized in 2013 and is an international Hosted Services CPaaS (“Communications Platform as a Service”) provider that designed, built, owns and operates its national private core network, supporting a suite of business communications services all accessible via proprietary Applications Programming Interfaces (“APIs”). As an Internet Telephony Service Provider (“ITSP”), Apeiron holds a Federal Communications Commission (“FCC”) numbering authority license. Some of Apeiron’s Hosted Services include Voice over IP (“VoIP”), cellular and Over-The-Top (“OTT”) telephony, SMS/MMS messaging and broadcast services, numbering features, including Cloud IVRs, Voicemail, Fax, Call Recording, and other services through local, toll-free and international phone numbers. Supported by its national redundant network, Apeiron also provides public and private IP network services including MPLS (Multiprotocol Label Switching), Dedicated Internet and LTE Wireless WAN solutions. Apeiron’s Cloud Services include Information Data Dips, Software-Defined Wide Area Networking (“SD-WAN”), and Internet of Things (“IOT”) data and device management.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates in these financial statements include the allowance for doubtful receivables, allowance for inventory obsolescence, the estimated useful lives of property and equipment, stock-based compensation, and estimated life of customer lists. Actual results could differ from those estimates.

Basis of Consolidation

The condensed consolidated financial statements include the Company and three wholly-owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems and IM Telecom. All significant intercompany transactions are eliminated.

Earnings Per Share

Basic income per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are computed by using the “Treasury Stock Method,” which computes the number of new shares that may potentially be created by unexercised options. Diluted common share equivalents are stock based compensation options.

The following table illustrates the computation of the dilutive common share equivalents under the Treasury Stock Method:

Treasury Stock Method Calculation
Total Shares Outstanding	41,267,286
Potential Incremental Shares:
Average Exercise Price	$0.23
Current Market Price	$0.90
Shares eligible for Purchase	3,575,000
Average Price Received	$808,861
Shares at Market Price	898,734
Incremental Shares under Treasury Stock Method	2,676,266

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$319,836	$19,953	$428,199	$262,835
Weighted average shares outstanding during period on which basic earnings per share is calculated	40,899,569	40,692,286	40,758,495	40,692,286
Effect of dilutive shares
Incremental shares under stock option grants	2,676,266	3,400,000	2,676,266	3,400,000
Weighted average shares outstanding during period on which diluted earnings per share is calculated	43,565,835	44,092,286	43,434,761	44,092,286

Earnings per share attributable to common stockholders
Basic earnings per share	$0.01	$0.00	$0.01	$0.01
Diluted earnings per share	$0.01	$0.00	$0.01	$0.01

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

The Company has a concentration of risk with respect to trade receivables from customers and other cellular providers. As of September 30, 2021, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $111,672 and $639,429, or 11.23% and 64.33% of total accounts receivable, respectively. It should be noted that the largest customer is the FCC. As of December 31, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $194,509, or 52.4%, and $52,843, or 14.2%, respectively.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the nine months ended September 30, 2021, the Company had two (2) customers that accounted for $3,297,984 or 37% and $2,818,465 or 31.6% of revenue, respectively. For the nine-month period ended September 30, 2020, the Company had one (1) customer that accounted for $2,332,716, or 34.6%, of revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of September 30, 2021, and December 31, 2020:

	September 30, 2021	December 31, 2020
Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(420,948)	(382,040)
Property and equipment, net	$40,663	$79,571

Depreciation related to Property and Equipment amounted to $12,969 and $7,216 for the three-month periods ended September 30, 2021, and 2020, respectively. For the nine-month periods ended September 30, 2021, and 2020, was $38,907 and $21,649, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 3 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 3.29% and 5.34%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under three (3) non-cancelable leases. As of September 30, 2021, the Company had one (1) property with a lease term in excess of one (1) year. This lease liability expires March 31, 2026. The Company has two (2) current lease liabilities. These lease liabilities expire December 1, 2021, and May 15, 2022, respectively. In January 2021, the Company entered into a new, five (5) year lease for its corporate headquarters located in Plano, TX.

Future lease liability payments under the terms of these leases are as follows:

2021	$27,937
2022	$58,547
2023	$45,578
2024	$46,596
2025	$47,615
2026	$11,968
Total	$238,241
Less Interest	$19,396
Present value of minimum lease payments	$218,845
Current Maturities	$66,882
Long Term Maturities	$145,796

The Company also leases two (2) office/retail spaces on a month-to-month basis. Total lease expense for the three months ended September 30, 2021, and 2020, was $6,217 and $7,216, respectively. Total lease expense for the nine months ended September 30, 2021, and 2020, amounted to $18,652 and $21,649, respectively, for these leases.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions.

Intangible Assets with indefinite useful life consist of a Lifeline License granted by the FCC.

The Lifeline License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The Lifeline License was acquired through an acquisition. The fair market value of the License as of September 30, 2021, was $634,251.

	September 30, 2021	December 31, 2020
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,342,379)	(2,740,629)
Net Amortizable Intangibles	834,835	1,436,585
Right of Use Assets - net	198,662	80,578
Intangible Assets net	$1,033,497	$1,517,163

Amortization expenses for the three months ended September 30, 2021, and 2020, was $200,583. Amortization expense amounted to $601,750 for the nine months ended September 30, 2021, and 2020, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations.

Remaining amortization expense is expected to be as follows:

2021	$200,583

Current intangible assets, with the exception of the Lifeline License, will be fully amortized as of December 31, 2021.

NOTE 5 – NOTES PAYABLE

On September 30, 2020, IM Telecom entered into a promissory note agreement to repay a Federal Universal Service Fund overpayment in the amount of $67,105. The term of the note was twelve (12) months and interest accrued at a rate of 12.75% per annum. This promissory note, including accrued interest, was paid in full in August 2021.

NOTE 6 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of September 30, 2021, there are no ongoing legal proceedings.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania in respect of an audit of sales and use tax liability for the audit period of January 1, 2016, through September 30, 2019. The assessment is in the amount of $111,650, including interest and penalties. The Company appealed this assessment in August 2021 and at the request of the state, has provided additional information to support its appeal. The Company believes that based on previous taxpayer outcomes with the State of Pennsylvania, that it will be successful on appeal on a minimum of 93% of the assessment amount. A potential liability in the amount of $7,000 has been recorded.

Letters of Credit

The Company had no outstanding letters of credit as of September 30, 2021.

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

Mobile Services – This segment includes retail and wholesale cellular voice/text/data services and IOT mobile data services from Apeiron and IM Telecom. Mobile voice/text/data and IOT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers.  A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of cellular voice service and mobile data service to low-income American households that qualify for the FCC’s Lifeline voice service program and the FCC’s temporary Emergency Broadband Benefit (“EBB”) mobile data program as part of the federal government’s temporary COVID relief efforts, distributed by IM Telecom under its Infiniti Mobile brand. Even though government programs like Lifeline have existed for many years (since the Telecommunications Act of 1984), these programs, along with newer programs like the temporary EBB program, are subject to change and may have a material impact on our Mobile Services business if changed, reduced, or eliminated.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the nine months period ended September 30, 2021
Revenue	$4,380,547	$4,539,026	$8,919,573
Gross Margin	$1,600,069	$2,372,718	$3,972,787
Depreciation and amortization	$619,472	$21,185	$640,657
Additions to property and equipment	—	—	—
Gross Margin %	36.5%	52.3%	44.5%

For the three months period ended September 30, 2021
Revenue	$1,588,035	$2,024,826	$3,612,861
Gross Margin	$559,785	$1,064,452	$1,624,237
Depreciation and amortization	$206,490	$7,062	$213,552
Additions to property and equipment	—	—	—
Gross Margin %	35.3%	52.6%	45.0%

For the nine months period ended September 30, 2020
Revenue	$3,723,640	$3,018,190	$6,741,830
Gross Margin	$1,359,141	$1,186,161	$2,545,302
Depreciation and amortization	$645,898	$117,460	$763,358
Additions to property and equipment	—	—	—
Gross Margin %	36.5%	39.3%	37.8%

For the three months period ended September 30, 2020
Revenue	$1,533,989	$993,292	$2,527,281
Gross Margin	$596,249	$305,551	$901,800
Depreciation and amortization	$220,159	$25,931	$246,090
Additions to property and equipment	—	—	—
Gross Margin %	38.9%	30.8%	35.7%

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has issued 575,000 shares of common stock through September 30, 2021. All shares were issued as result of three (3) holders of incentive stock options delivering Notices of Exercise and required exercise payments regarding certain granted and vested incentive stock options. No common stock was issued during the year ended December 31, 2020.

Stock Compensation

The Company offers stock option equity grants to directors and key employees. Options vest in tranches and typically expire in five (5) years. For the three months ended September 30, 2021 and 2020, the Company recorded options expense of $62,877 and $10,257 respectively. For the nine months ended September 30, 2021, and 2020, the Company recorded options expense of $141,935 and $30,771, respectively. The option expense not taken as of September 30, 2021, is $62,876, with a weighted average term of 4.62 years.

The stock option valuation as of September 30, 2021, was computed using the Black-Scholes-Merton pricing model using an average stock price of $0.794, a strike price of $0.874, an expected term of five (5) years, volatility of 236.05% and a risk-free discount rate of 0.78%.

The following table represents stock option activity as of and for the nine months ended September 30, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2020	3,800,000	$0.21	3.60	$2,622,000
Granted	485,000	0.56	4.62	164,900
Exercised	575,000	—	—	—
Forfeited	198,116	—	—	—
Options Outstanding – September 30, 2021	3,511,884	$0.22	2.89	$2,786,900

Exercisable and Vested, September 30, 2021	2,979,884	$0.23	1.75	$1,966,522

NOTE 9 – SUBSEQUENT EVENTS

Below are events that have occurred since September 30, 2021:

On October 23, 2021, IM Telecom entered into a national master distribution agreement with Community Outreach Partnerships, LLC (“COP”). Under the agreement and utilizing IM Telecom’s Infiniti Mobile brand name, COP shall recruit and manage a national network of independent sales agents to distribute Lifeline and/or EBB eligible cellular voice, SMS (texting) and mobile data services to low-income households. COP shall distribute these services within those states authorized by IM Telecom. COP shall be compensated based upon certain customer acquisition and retention criteria.

On October 25, 2021, IM Telecom entered into a national master distribution agreement with Royal Marketing Group (“Royal”). Under the agreement and utilizing IM Telecom’s Infiniti Mobile brand name, Royal shall recruit and manage a national network of independent sales agents to distribute Lifeline and/or EBB eligible cellular voice, SMS (texting) and mobile data services to low-income households. Royal shall distribute these services within those states authorized by IM Telecom. Royal shall be compensated based upon certain customer acquisition and retention criteria.

The Company granted a quarterly director 25,000 share Incentive Stock Option to Jeffrey Pearl on October 28, 2021, at an exercise price of $1.595, fully vested. The exercise price was based upon 110% of the fair market value or closing public trading price of the Company’s common stock on the date of grant.

On Friday, November 5, 2021, the below referenced Infrastructure Bill was passed in the House of Representatives and is now expected to be signed into law by President Biden.

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

Overview of Current and Planned Business Operations

Our Hosted Services are provided by our wholly- owned subsidiary, Apeiron Systems, a CPaaS provider that designed, built, owns, and operates a national network, supporting a suite of business communications services all accessible via its proprietary Applications Programming Interfaces (“APIs”). Some of Apeiron’s Hosted Services include SIP/VoIP and cellular telephony, SMS/MMS messaging and numbering features, including Cloud IVRs, Voicemail, Fax, Call Recording, and other functions provided with local, toll-free, and international phone numbers.

Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, dedicated ethernet, broadband, and LTE wireless WAN solutions. Apeiron’s network services enable private WAN networking, Internet access, public cloud connectivity and Low Power Wide Area (“LPWA”) network solutions for both mobile & local IoT connectivity. Apeiron’s Cloud Services include Information Data Dips, Software-Defined Wide Area Networking (“SD-WAN”), and IoT data processing as well as device and sensor management.

Apeiron continues to expand its agent sales channel outreach, agent sales software platform, and invest in new product development to drive revenue diversification and higher margin services. In addition to new product development and existing channel development, Apeiron continues to enhance its billing system capabilities. Apeiron’s expanding billing system can enable distribution channels to increase new product sales and take advantage of Apeiron’s customizable white label billing solutions across its product lines.

We believe we are moving towards an increasingly wireless/mobile future, so Apeiron continues to evolve its network, cloud infrastructure, and Hosted Services platforms to capitalize on new and emerging technology trends, including IoT deployments and the inevitable migration to 5G technology across national cellular networks. Apeiron’s response to these trends can be seen in its product development cycles and network development efforts, which continue to strategically position Apeiron in the market.

Our Mobile Services include retail and wholesale cellular voice/text/data services delivered using the three major domestic wireless networks. A wireless communications service reseller typically does not own the wireless network infrastructure over which customer services are provided. Mobile voice/text/data and mobile data solutions are generally sold as post-paid or pre-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers, and accessories.

Also included in our Mobile Services segment is the distribution of cellular voice service and mobile data service to low-income American households that qualify for the FCC’s Lifeline program and the FCC’s temporary EBB program. Our Lifeline mobile services are provided by our wholly- owned subsidiary, IM Telecom, marketed under its brand name Infiniti Mobile. IM Telecom operates under an FCC approved Compliance Plan and FCC wireless ETC designation across nine (9) states, including California, Georgia, Kentucky, Maryland, Nevada, Oklahoma, South Carolina, Vermont, and Wisconsin.

IM Telecom was approved to participate in the FCC’s temporary EBB program on April 6, 2021, and to distribute EBB eligible mobile data services within the states it was then authorized as a Lifeline ETC. Subsequently, on September 1, 2021, the FCC approved IM Telecom’s application to expand its EBB authorized distribution territory (not Lifeline) to include the remaining thirty-nine (39) contiguous states, as well as the District of Columbia and Puerto Rico.

There is pending legislation before the U.S. Congress within the Infrastructure Bill (H.R.3684 - Infrastructure Investment and Jobs Act, further described in Title V Broadband Affordability and starting in Section 60501), to offer subsidized mobile data service under a new program, following the expiration of the EBB program, with new rules that is expected to be called the Affordable Connectivity Benefit (“ACB”) program; and the ACB program would be subject to interpretation and administration by the FCC and its administration company, USAC. On Friday, November 5, 2021, the above referenced Infrastructure Bill was passed in the House of Representatives and is now expected to be signed into law by President Biden.

IM Telecom, operating under its brand name Infiniti Mobile, distributes cellular voice and mobile data services through its storefront in Tulsa, Oklahoma, a current group of independent field agents, two (2) new master agent relationships described above in Note 9 – Subsequent Events, of our Condensed Consolidated Financial Statements accompanying this Quarterly Report, and through its Infiniti Mobile website (www.infinitimobile.com). With IM Telecom’s recent approval on June 3, 2021, to expand its Lifeline distribution into California, we anticipate California distribution will commence in the fourth quarter of 2021.

In 2017, before it acquired IM Telecom, the Company successfully distributed California Lifeline service under a Virtual ETC (“VETC”) distribution agreement with another ETC. Under that agreement, the Company provided marketing, field distribution, agent management, device (equipment) sourcing and configuration, and compliance assurance with FCC and California regulations for the approval and distribution of new Lifeline service.

At its peak, the Company distributed over 10,000 new lines of Lifeline service per month in California. The Company ceased California VETC Lifeline distribution shortly after it acquired IM Telecom in early 2018, while it waited for the California Public Utilities Commission to approve IM Telecom’s California Lifeline distribution application.

The FCC’s Universal Service Administrative Company (“USAC”) website (https://www.usac.org/lifeline/resources/program-data/) currently indicates there are 3,630,292 Lifeline eligible households in California, of which 1,242,787 currently receive service, leaving an estimated 2,387,505 unserved Lifeline eligible households in the State of California.

The Company’s previous California VETC Lifeline management team is the same management team now operating IM Telecom. The Company expects that IM Telecom’s management team will be successful in the distribution of applicable Lifeline, EBB, and/or ACB (if it becomes law) services in California.

Results of Operations

Comparison of the quarter ended September 30, 2021, to the quarter ended September 30, 2020

For the quarter ended September 30, 2021, we had $3,612,861 in revenues from operations compared to the quarter ended September 30, 2020, where we had $2,527,281 in revenue from operations. The cost of revenue for the quarter ended September 30, 2021, was $1,988,624 compared to $1,625,481 for the quarter ended September 30, 2020. We had a gross profit of $1,624,237 for the quarter ended September 30, 2021, and $901,800 for the quarter ended September 30, 2020.

For quarter ended September 30, 2021, our gross profit margin was 44.9% compared to 35.7% for the three months ended September 30, 2020.

For the quarters ended September 30, 2021, and 2020, respectively, total operating expenses were $1,252,632 and $958,223, for an increase of $294,409. This increase was primarily a result of infrastructure expansion consisting of primarily payroll, professional services, handset costs, and application development costs to support sales channel growth.

For the quarter ended September 30, 2021, non-operating expenses were interest expense of $2,573 and other non-operating expenses of $49,197 consisting primarily of stock option expenses, compared to other income of $81,070 and interest expense of $4,694 for the quarter ended September 30, 2020.

For the quarter ended September 30, 2021, we had a net income of $319,835. For the quarter ended September 30, 2020, we had net income of $19,953.

In comparing our Condensed Consolidated Statements of Operations between the three-month periods ended September 30, 2021, and 2020, respectively, the Company continued diversifying and expanding its service offerings. Revenues for both Hosted Services and Mobile Services were up from the quarter ended September 30, 2021, as compared to the quarter ended September 30, 2020. Hosted Services revenue increased by 3.5%, while Mobile Services revenue increased by 103.9%. Gross profit margin overall was 45% for the three months ended September 30, 2021, compared to 35.7% for the three months ended September 30, 2020. Hosted Services gross profit margin was 35.3% compared to 38.9% for the three months ended September 30, 2021, and 2020, respectively. Mobile Services gross profit margin was 52.6% compared to 30.8% for the three months ended September 30, 2021, and 2020, respectively.

Comparison of the nine months ended September 30, 2021, to the nine months ended September 30, 2020

For the nine months ended September 30, 2021, we had $8,919,573 in revenues from operations compared to the nine months ended September 30, 2020, where we had $6,741,830 in revenue from operations. The cost of revenue for the nine months ended September 30, 2021, was $4,946,786 compared to $4,196,528 for the nine months ended September 30, 2020. We had a gross profit of $3,972,787 for the nine months ended September 30, 2021, and $2,545,302 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, our gross profit margin was 44.5% compared to 37.7% for the nine months ended September 30, 2020. The increase was primarily due to enhanced COGS measures as well as Infiniti Mobile’s expansion of the EBB program into new states.

For the nine months ended September 30, 2021, and 2020, respectively, total operating expenses were $3,377,950 and $2,883,526, for an increase of $494,424. This increase was primarily a result of infrastructure expansion, primarily payroll, professional services, handset costs, and application development costs to support sales channel growth.

For the nine months ended September 30, 2021, non-operating expenses were interest expense of $12,329 and other non-operating expenses of $154,310 consisting primarily of stock option expenses, compared to other income (PPP loan forgiveness and settlement income) of $624,518 and interest expense of $23,459 for the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, we had a net income of $428,199. For the nine months ended September 30, 2020, we had net income of $262,835.

In comparing our Condensed Consolidated Statements of Operations between the nine-month periods ended September 30, 2021, and 2020, respectively, the Company continued diversifying and expanding its service offerings, including participating in the temporary EBB program. Revenues for both Hosted Services and Mobile Services were up for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Hosted Services revenue increased by 17.6%, while Mobile Services revenue increased by 50.4%. Gross profit margin was 44.5% overall for the nine months ended September 30, 2021, compared to 37.8% for the nine months ended September 30, 2020. Hosted Services gross profit margin was 36.5% compared to 36.5% for the nine months ended September 30, 2021, and 2020, respectively. Mobile Services gross profit margin was 52.3% compared to 39.3% for the nine months ended September 30, 2021, and 2020, respectively.

Marketing and Advertising expense increased due mostly to an increase in Mobile Services sales activity and an enhancement of our Mobile Services website. Utilities and Facilities expense increased due mostly to the execution of a new headquarters office lease in Plano, TX, combined with a change in rent expense recognition rules. General and Administrative costs increased due mostly to costs related to new hires and increased travel. In 2020, we categorized Hosted Services’ software development costs within Operating and Maintenance; then in 2021, we began categorizing software development costs into a new category, “Application Development Costs.”

Liquidity and Capital Resources

As of September 30, 2021, we had $1,358,722 in cash and cash equivalents on hand.

In comparing liquidity between the nine-month periods ending September 30, 2021, and September 30, 2020, cash assets increased by 131%. This increase was due largely to expanded revenues from the EBB program and increased cash-flow performance. Liabilities and total overall debt showed a 2.4% decrease in the nine-month period ended September 30, 2021, when compared to September 30, 2020. Going forward, growth in new services as well as the introduction of the ACB program is expected to provide additional liquidity for our business.

Overall, the current ratio (current assets divided by our current liabilities) increased to 2.05 as of September 30, 2021, compared to December 31, 2020, of .94. Working capital increased 117.7%.

Cash Flow from Operations

During the nine months ended September 30, 2021, cash flow provided by operating activities was $636,557, and for the nine months ended September 30, 2020, cash flow provided by operating activities was $441,506.

Cash Flows from Investing Activities

During the nine months ended September 30, 2021, $10,000 of cash flow was used in investing activities for the purchase of a percentage ownership in another telecommunications company. For the nine months ended September 30, 2020, cash flow used in investing activities was $10,833 for the purchase of assets.

Cash Flows from Financing Activities

During the nine months ended September 30, 2021, cash flow provided by financing activities was $16,970 for net cash received from exercises of stock options after repayments of amounts of notes payable of $93,030. For the nine months ended September 30, 2020, net cash flow used in financing activities was $33,934, comprised of proceeds from Federal SBA Covid-19 loans ($459,000), repayments of revolving lines of credit, ($12,237), repayments of amounts due to a related party, ($87,165), and a one-time dividend paid to former Apeiron shareholders of ($310,129) as part of the acquisition of Apeiron Systems.

Going Concern

For the nine months ended September 30, 2021, the Company generated net income of $428,199. For the three months ended September 30, 2021, net income was $319,835. The Company has sustained itself through the operations of the business, indicated by net cash from operations of $636,557 for the nine months ended September 30, 2021. The accumulated deficit as of September 30, 2021, is $5,540,291.

The Company has ameliorated any substantial going concern doubt issues by generating additional cash flow from operations through diversification of product offerings and revenue growth of its subsidiaries, Apeiron Systems and IM Telecom. We have continued to use additional cash flow to retire debt, while also adding resources to enable further revenue growth. Our working capital continues to improve without the use of lines of credit, borrowings or additional cash investments beyond our long term, low interest SBA EIDL loan proceeds from June 20, 2020.

We continue to diversify sources of revenue and increase margins through cost controls and a shift to higher margin product offerings. Prior to acquiring Apeiron Systems and IM Telecom, we derived nearly 100% of our revenue from cellular (voice) sales. With continued aggressive management and sales channel development we anticipate no future going concern issues.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the nine-month period ended September 30, 2021.

Critical Accounting Policies

Earnings Per Share

Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2021, and September 30, 2020, there are 2,676,266 and 3,400,000 respectively, potentially dilutive common shares.

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

The Company has a concentration of risk with respect to trade receivables from customers, other cellular providers, and the FCC. As of September 30, 2021, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $111,672 and $639,429, or 11.23% and 64.33% of total accounts receivable, respectively. As of December 31, 2020, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $194,509, or 52.4%, and $52,843, or 14.2%, respectively.

Concentration of Major Customers

A significant amount of the revenue is derived from contracts with major customers, cellular partners and the federal government. For the nine-month period ended September 30, 2021, the Company had two (2) customers that accounted for $3,297,984 or 37% and $2,818,465 or 31.6% of total revenue, respectively. For the nine-month period ended September 30, 2020, the Company had one (1) customer that accounted for $2,332,716 or 34.6%, of revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2021, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company issued 575,000 shares of common stock during the quarter ended September 30, 2021. All of these shares were issued as result of three (3) holders of vested incentive stock options granted in 2017 delivering Notices of Exercise and required exercise payments (75,000 of these shares were issued in a “cashless” exercise) regarding certain vested incentive stock options. 500,000 of these shares were issued pursuant to the Company’s S-8 Registration Statement that was filed with the SEC on August 25, 2021, at an exercise price of $0.22 per share; and 75.000 of these shares were issued pursuant to Section 4(a)(2) of the Securities Act, prior to the filing of the S-8 Registration Statement, in exchange for 98,116 additional vested incentive stock options. No common stock was issued during the year ended December 31, 2020.

Also, see NOTE 9-Subsequent Events, of our Condensed Consolidated Financial Statements included in this Quarterly Report respecting the grant of certain incentive stock options subsequent to the quarter ended September 30, 2021.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99	Earnings Press Release dated November 10, 2021	Filed herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2020, and filed with the SEC on April 6, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	November 10, 2021	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 10, 2021	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, President, CEO, and a Director

Date:	November 10, 2021	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

