Form 10-K
period 2021-12-31
KonaTel, Inc.
filed 2022-04-14
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from

Commission File No. 001-10171

KonaTel, Inc.
(Name of Small Business Issuer in its Charter)

Delaware	80-0973608
(State or other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging Growth company ☐

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

On June 30, 2021, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $14,735,983, based upon 18,842,286 shares of the Registrant’s common stock being currently owned by such persons, and based upon the closing price of the common stock of the Registrant on the OTC Markets Group Inc. (“OTC Markets”) “OTC Pink Tier” (“KTEL”) of $0.78 per share on June 30, 2021.

As of December 31, 2021, the Registrant had 41,615,406 shares of its common stock, $0.001 par value, issued and outstanding.

REFERENCES

In this Annual Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named Dala Petroleum Corp., which is the Registrant, and our wholly owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), Apeiron Systems, Inc., a Nevada corporation (“Apeiron Systems” or “Apeiron”), IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (sometimes called “IM Telecom” or “Infiniti Mobile”).

FORWARD LOOKING STATEMENTS

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

CAUTIONARY STATEMENT

Summaries of all agreements or other documents referenced herein and attached hereto by Hyperlink in Part IV, Item 15, or otherwise, do not purport to be all inclusive of the terms, conditions and other provisions of such agreements or documents, and accordingly, all such summaries are modified in their entirety to the referenced and Hyperlinked respective agreement or document in Part IV, Item 15 hereof.

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

Effective December 18, 2017, we completed an Agreement and Plan of Merger (the “KonaTel Merger Agreement”) with KonaTel, Inc., a Nevada corporation (the “KonaTel Nevada”), under which KonaTel Nevada became our wholly owned subsidiary on the closing of the merger (the “KonaTel Nevada Merger”), and we succeeded to the business operations of KonaTel Nevada.

Effective February 7, 2018 (dated as of February 5, 2018), we entered into an Agreement for the Purchase and Sale of Membership Interest (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, LLC, an Oklahoma limited liability company, (doing business as “Infiniti Mobile”) (“IM Telecom” or “Infiniti Mobile), from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom, at that time, was a “Lifeline Program” license of the Federal Communications Commission (“FCC”) (an FCC approved wireless Compliance Plan).

On August 9, 2018, we entered into an Asset Purchase Agreement (the “Telecon Wireless Agreement”) with Telecon Wireless Resources, Inc., a New York corporation (the “Telecon Wireless”), whereby we sold various assets, including furniture, fixtures, equipment, account receivable and a customer list, among other assets and liabilities. Additional information on the Telecon Agreement can be accessed in Part IV, Item 15 hereof, under the heading “Telecon Wireless Sale Current Report.”

Effective December 31, 2018, we completed an Agreement and Plan of Merger with Apeiron Systems, Inc., a Nevada corporation (respectively, “Apeiron Systems” and the “Apeiron Systems Merger Agreement”), under which Apeiron Systems became our wholly owned subsidiary on the closing of the merger (the “Apeiron Systems Merger”).  We issued 7,000,000 shares of our common stock in exchange for all of the outstanding shares of common stock of Apeiron Systems, to Apeiron Systems’ two (2) shareholders, Joshua Ploude (6,300,000 shares) and Vyacheslav Yanson (700,000 shares), pro rata, in accordance with their respective equity interests in Apeiron Systems. Closing conditions to the Apeiron Systems Merger Agreement included, among other conditions, that the Apeiron Systems shareholders would have a $1.00 per share “Guaranteed Value” on the KonaTel shares they received under the Apeiron

Systems Merger if the KonaTel shares do not trade at or above $1.00 for ten (10) consecutive days during the period commencing on December 31, 2020, and ending December 31, 2021, on the applicable trading market for our common stock during that period, and subject to such shares being continuously owned of record by the Apeiron Systems shareholders, as outlined in Section 5.10 of the Apeiron Systems Merger Agreement. This condition was fully satisfied effective June 16, 2021. See the Company’s 8-KA Current Report dated and filed with the SEC on that date and which is available by Hyperlink in Part IV, Item 15.

On April 14, 2020, our operating subsidiaries made loan applications to participate in the Small Business Administration’s (the “SBA”) Paycheck Protection Program (the “PPP”) created under the “Cares Act” as a result of the COVID-19 pandemic. On April 15, 2020, the loan applications of Apeiron Systems, IM Telecom and KonaTel Nevada were approved and loan proceeds in the amounts of $101,800, $20,900 and $186,300, respectively, were received. We followed all prescribed loan forgiveness guidelines provided by our local bank and the SBA by using these loan proceeds to fund employee payroll through the 60-day period ending on June 15, 2020. All PPP loans were forgiven by the SBA in 2021.

On December 14, 2020, the shares of the Company’s common stock were approved for up listing to the OTC Markets OTCQB® Venture Market (“OTCQB”). OTCQB is a venture market operated by the OTC Markets. To be eligible for quotation on the OTCQB, companies must be current in their reporting obligations under Section 13 or 15(d) of the Exchange Act and undergo an annual verification and management certification process. Companies must also meet a minimum bid price test and other financial conditions. The OTC Markets is recognized by the SEC as a “Qualified Interdealer Quotation System” (“IDQS”) under SEC Rule 15c2-11(e)(6); and the OTCQB is an established public market that provides current public information to investors that need to analyze, value and trade securities.

On August 25, 2021, the Company filed a registration statement with the SEC on Form S-8 to register 5,901,884 shares of its common stock underlying granted and unexercised employee incentive stock options under its 2018 Incentive Stock Option Plan.

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

On December 31, 2018, we acquired Apeiron Systems (www.apeiron.io) (“Apeiron Systems” or “Apeiron”), which is also our wholly owned subsidiary. Apeiron was organized in 2013 and is an international hosted services Communications Platform as a Service (“CPaaS”) provider that designed, built, owns and operates its national private core network, supporting a suite of business communications services, all accessible via proprietary Applications Programming Interfaces (“APIs”). As an FCC licensed Internet Telephony Service Provider (“ITSP”), Apeiron also holds an FCC numbering authority license. Some of Apeiron’s hosted services include Voice over IP (“VoIP”), cellular and Over-The-Top (“OTT”) telephony, SMS/MMS messaging and broadcast services, numbering features, including Cloud IVRs, Voicemail, Fax, Call Recording and other services through local, toll-free and international phone numbers. Supported by its national redundant network, Apeiron also provides public and private IP network services, including Multiprotocol Label Switching (“MPLS”), Dedicated Internet and LTE Wireless WAN solutions. Apeiron’s cloud services include Information Data Dips, Software-Defined Wide Area Networking (“SD-WAN”) and Internet of Things (“IoT”) data and device management. Apeiron primarily distributes its services nationally through its website, its sales staff, independent sales agents, and Independent Sales Organizations (“ISOs”).

On February 5, 2018, we entered into a purchase agreement to acquire IM Telecom (www.infinitimobile.com), doing business as Infiniti Mobile (“IM Telecom” or “Infiniti Mobile”). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. IM Telecom operates as a wholly owned subsidiary of KonaTel. It is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of twenty-two (22) original FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan since 2012, of which approximately twelve (12) license holders remain active today. The FCC has not approved (granted) a new wireless reseller Lifeline Compliance Plan since 2012. As a licensed ETC, IM Telecom is currently authorized to distribute Lifeline subsidized mobile voice/data service in nine (9) states. In addition to Lifeline, IM Telecom is also an FCC licensed Emergency Broadband Benefit (“EBB”) provider, authorized to distribute EBB subsidized high-speed mobile data service in the forty-eight (48) contiguous states plus Washington D.C. and Puerto Rico. EBB is expected to be replaced by the Affordable Connectivity Program (“ACP”) in 2022 under new terms and conditions. Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income Americans. EBB is an FCC program that provides subsidized high-speed wireless data services to low-income Americans. IM Telecom distributes Lifeline and EBB services under its Infiniti Mobile brand name through its website, sales staff, retail location and ISOs. IM Telecom also offers non-Lifeline and non-EBB services throughout the United States.

Apeiron Systems is headquartered in Los Angeles, California. It also has some management staff in Plano, Texas, customer service and software engineering resources staffed in Johnstown, Pennsylvania and software engineering services staffed in Europe and Asia. IM Telecom is headquartered in Plano, Texas, and operates a retail operation in Tulsa, Oklahoma.

We are headquartered in Plano, Texas, shared with IM Telecom’s offices. Apeiron Systems has thirteen (13) full-time employees; IM Telecom has four (4) full-time employees and two (2) part-time employees; and we have four (4) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, across our two wholly owned subsidiaries, Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC and EBB subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to nine (9) states and our EBB services distributed in the forty-eight (48) contiguous states, Washington D.C. and Puerto Rico, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

We generate revenue from two (2) primary sources, Hosted Services and Mobile Services:

•	Our Hosted Services include a suite of hosted CPaaS services within the Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and ISOs.

•	Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through our subsidiaries Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or the FCC’s temporary EBB mobile data program, with EBB to eventually be replaced by FCC’s ACP program in 2022. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the temporary EBB program and future ACP program, are subject to change and may have a material impact on our Mobile Services business if changed, reduced or eliminated.

Distribution Methods of the Products or Services

We primarily distribute our Hosted Services through our website, sales staff, independent sales agents and ISOs. We primarily distribute our Mobile Services through our website, sales staff, retail location, independent sales agents and ISOs. In early 2021, we increased our Mobile Service online marketing effort and by the end of 2021, online mobile service distribution increased by approximately 320% compared to 2020 online distribution.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Wholesale wireless services are sourced either directly from the wireless carrier or from wholesalers that sit between us (Apeiron Systems and IM Telecom) and the wireless carrier. Carriers can include Verizon, T-Mobile, Sprint, and AT&T. Wholesalers can include Prepaid Wireless Group (“PWG”) and Telispire.

Wireless resellers like us traditionally do not own the wireless infrastructure over which services are provided. We purchase services from the following sources:

•	Telispire: Verizon voice, text and data service. Telispire, through a contract with us, has set per unit pricing for voice, text, and data wireless services. Pricing per unit is in the form of a monthly recurring charge (“MRC”) that may or may not include minutes of use, text units or data units. Additional data units are available for purchase;

•	AT&T: AT&T voice, text or data service and AT&T IoT service under a contract with us, has set “unit based” pricing for voice, text, and data and IoT wireless services. Pricing per unit is in the form of an MRC that may or may not include minutes of use, text units or data units. Additional data units are available for purchase;

•	Verizon Wireless VPP, a Verizon IoT product: Verizon VPP, also through a contract with us, has set per unit pricing for IoT wireless services. Pricing per unit is in the form of an MRC that includes data units with defined over plan use pricing;

•	Sprint: Sprint voice, text or data service. Sprint, through a contract with us, has set pricing for bundled voice, text and data wireless services. Pricing bundles are in the form of an MRC that include minutes of use, text units or data units. Bundled plans include unlimited talk, text and a set amount of data. Larger data plans are available for purchase for consumers requiring larger data packages; and

•	Prepaid Wireless Group (“PWG”): T-Mobile voice, text or data Lifeline service. PWG, through a contract with us, has set pricing for bundled voice, text and data wireless services. Pricing bundles are in the form of an MRC that include minutes of use, text units or data units. Larger data plans are available for purchase for consumer requiring larger voice and data packages.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Our wholly owned subsidiary, IM Telecom, is an FCC licensed ETC and is one of the original twenty-two (22) FCC licensed wireless cellular resellers to hold an FCC approved wireless Lifeline Compliance Plan in the United States since 2012, of which approximately twelve (12) license holders remain active today. As a licensed ETC, IM Telecom is currently authorized to distribute Lifeline subsidized mobile voice/data service in nine (9) states. IM Telecom is also an FCC licensed EBB carrier, authorized to distribute EBB subsidized mobile data services in the forty-eight (48) contiguous states and Washington D.C. and Puerto Rico. Infiniti Mobile also offers non-Lifeline and non-EBB services.

We hold a United States Patent and Trademark Office registered trademark “Lifeline+®” and use this Trademark in our marketing materials.

Competition

The telecommunications industry is highly competitive. Our primary cellular competitors include other resellers and national carriers, such as AT&T, Verizon, Sprint, and T-Mobile. These national cellular carriers are facility-based, are significantly larger than us and enjoy trade name and trademark public recognition, as well as greater resources, scale, and competitive advantages, among other substantial factors, as compared to us. In addition, our cellular competitors also include numerous smaller regional carriers, existing MVNOs and ETCs, such as Metro PCS, Cricket Wireless, TracFone Wireless, QLink Wireless, TruConnect, and Assurance Wireless, many of which offer or may offer cellular, mobile data, Lifeline and EBB services along with no-contract postpaid and prepaid service plans. Our CPaaS competitors include, but are not limited to, Twilio, Plivo, Bandwidth, Thinq, VoIP Innovations, Telnyx, Coredial, Vonage/Nexmo, CLX Comm, Genband Kandy, Tropo, Telestax, 2600Hz, and Signal Wire. Competitive factors within the telecommunications industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies, and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation. Other competitors have sought to add ancillary services, like mobile video, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on margins as companies compete to retain their current customer base and continue to add new developments, many proprietary or patented, and customers.

Need for any Governmental Approval of Principal Products or Services

On October 23, 2018, the FCC approved our acquisition of IM Telecom, an FCC licensed wireless Lifeline carrier. In 1985, during the Reagan administration, the FCC established the Lifeline Assistance program through generic powers afforded the FCC under Communications Act of 1934. Cellular service was added to the Lifeline program in 2009. Approximately nineteen (19) ETCs hold an FCC approved wireless reseller Lifeline Compliance Plan, but only about twelve (12) are active today.  The FCC has not approved any new wireless reseller Lifeline Compliance Plans since 2012. Approximately one-half of our future gross revenues may come from government subsidized mobile voice and mobile data service.

Existing and Probable Government Regulation to Our Current and Intended Business

The FCC has a number of complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911 and E-911 services, porting telephone numbers, roaming, disabilities access, privacy and cyber security, consumer protection, and the universal service and Lifeline programs, including eligibility, reimbursement and program requirements. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition, or results of operations. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K and Article 8 of Regulation S-X of the SEC.

Emerging Growth Company

In 2020, our “emerging growth company” designation as defined in the “Jumpstart Our Business Startups Act of 2012,” or the “JOBS Act,” expired as of the fifth anniversary of our initial registered public offering. During our “emerging growth company” designation we did not utilize any financial statement waivers as a result of that designation.

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

Number of Total Employees and Number of Full-Time Employees

Across our companies, we have a total of twenty-three (23) employees; twenty-one (21) full-time employees and two (2) part-time employees.

Subsidiaries

We have three (3) wholly owned operating subsidiaries: KonaTel, Inc., a Nevada corporation; IM Telecom, LLC (d/b/a Infiniti Mobile) an Oklahoma limited liability company; and Apeiron Systems, Inc., a Nevada corporation. Our subsidiary KonaTel, Inc., a Nevada corporation, has remained inactive since the start of 2021.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov in the Edgar Archives of the SEC.

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

For the year end December 31, 2021, we reported gross revenues of $12,834,844, cost of revenues of $7,105,464, operating expenses of $5,091,033, other expenses of ($15,361) and net income of $622,986. We anticipate additional revenue and net income growth in 2022, further reducing our accumulated deficit balance.

For the prior year ended December 31, 2020, we reported gross revenues of $9,358,999, cost of revenues of $5,823,552, operating expenses of $3,895,466, other income of $598,637 and net income of $238,618.

For the year ended December 31, 2021, we had $833,016 in non-cash depreciation/amortization expense, which was mostly exhausted at the end 2021. As of December 31, 2021, our accumulated deficit was $5,345,504.

The United States Government’s dissolution or reduction of the Lifeline Program or the elimination of “resellers” of these services would have a substantial adverse effect on our current and planned business operations.

•	Considering there are approximately 6,600,000 current Lifeline users and approximately 34,300,000 eligible Lifeline customers (according to USAC), this would be a draconian move; however, it is a possibility. Federal or state governmental agencies could also significantly reduce or delay Lifeline reimbursement payments to Lifeline carriers, forcing Lifeline carriers to continue to provide minimum Lifeline services and at a reduced reimbursement rate. Depending on any reimbursement reduction, a reduction would diminish earnings and could make Lifeline unprofitable. The FCC established the Lifeline program in 1985 to ensure that qualifying low-income consumers could afford phone service and the opportunities and security it provides. Congress supported and strengthened Lifeline in the Telecommunications Act of 1996, requiring that affordable service and advanced communications be available to low-income consumers across the country.

•	Lifeline and EBB require several factors to be successful. The impact of negative governmental changes and negative national carrier pricing have been outlined above. In addition to those two risks, an interruption to the supply of low-cost phones and/or a reduction of Lifeline agents (no access to or not enough access to agents) would have a negative impact on Lifeline and/or EBB.

•	Adequate equipment financing and available cash resources to pay up-front commission payments (sometimes required) is critical to facilitate Lifeline, EBB, B2B and retail sales, and the lack of these resources would have a negative impact on our business.

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

We purchase a portion of our mobile data service (“IOT”) directly from national carriers and purchase the remainder of our wholesale voice and mobile data from wholesale aggregators or MVNEs like PWG and Telispire.  If one of these aggregators vacated the market, such action could strand many resellers of these services, like us, and could substantially reduce our current and anticipated revenues from our IoT or cellular service.

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

Our success is dependent upon attracting and maintaining key personnel, including our founder, Chairman and CEO, D. Sean McEwen, and various key executive employees, including Joshua Ploude from whom we acquired Apeiron Systems and who serves as CEO of Apeiron Systems, and Charles D. Griffin, our President and COO, among others, some of whom are listed in Part III, Item 10 of this Annual Report.

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

We do not have sufficient capital to engage in substantial research and development, which may harm our long-term growth.

In light of our limited resources in general, we have made no substantial investments in research and development. This conserves capital in the short term. In the long term, as a result of our limited investment in research and development, our technologies and product offerings may not keep pace with the market, and we may lose any existing competitive advantage. Over the long term, this may harm our revenue growth and our ability to be profitable.

Our business operations are susceptible to interruptions caused by events beyond our control.

Our business operations are susceptible to interruptions caused by events beyond our control. We are vulnerable to the following potential problems, among others:

•	our platform, technologies, products, services and underlying infrastructure, or that of our key suppliers, may be damaged or destroyed by events beyond our control, such as fires, earthquakes, pandemics, war, floods, power outages or telecommunications failures;

•	we and our customers and/or partners may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers, hostile nation states or current /former employees;

•	we may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers; and

•	the failure of our systems or those of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers), adversely affecting our relationships with our customers and lead to lawsuits and contingent liabilities.

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

In general, there has been a limited trading volume in our common stock. The small trading volume will likely make it difficult for shareholders to sell their shares as and when they choose. Furthermore, small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.

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

Because of increased regulatory efforts of governmental and quasi-governmental agencies regarding the trading of securities that are deemed to be penny stocks, the cost and expense of depositing and inducing a broker-dealer to effect sales of these shares is very costly, which can be in excess of value of the shares sought to be sold, and often includes requirements of legal opinions of both the selling shareholder’s counsel and the broker-dealer’s counsel, both at the expense of the selling shareholder.

Currently, broker-dealers require legal opinions of shareholders of almost all over-the-counter stocks to deposit and sell these shares, and all of these legal opinions are required to be paid for by the shareholder; and often, two (2) legal opinions are required, one (1) from the shareholder’s legal counsel and one (1) from the broker-dealer’s legal counsel. This policy has been required of mostly all low-priced over-the-counter shares, regardless of whether the shares have been registered with the SEC, or whether there is no legend on the stock certificate representing the shares and always if the shares are designated as “restricted securities.” Larger, national broker-dealers will generally not even trade these securities. The high cost of these types of legal opinions is often more than the value of the shares sought to be sold, and the process can take two (2) to three (3) weeks or more. Accordingly, shareholders with limited shares of low-priced stocks will be unable to economically sell their shares, regardless of whether an “established trading market” for the shares exists, and if they could sell their shares, the required selling process will inhibit their ability to sell the shares when they desire to sell their shares.

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

As of the date of this Annual Report, D. Sean McEwen, our Chairman and Chief Executive Officer, beneficially owns approximately 38% of our issued and outstanding shares of common voting stock by reason of his personal holdings. This percentage does not include certain vested incentive stock options that can be exercised within sixty (60) days of the date of this Annual Report, all of which options are described under the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part III, Item 11, below, and a portion of which are reflected in Mr. McEwen’s beneficial ownership of shares of our common stock under the caption “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12 hereof. As a result, Mr. McEwen may have the ability to substantially control the election of our board of directors, the outcome of issues requiring approval by our shareholders and other corporate actions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other shareholders; and could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock, whether by making a tender offer or attempting to obtain control of our Company.  See the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” of Part III, Items 11 and 12, respectively, hereof.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We do not own any property.

KonaTel, Inc. has a lease on the following property:

On December 18, 2020, we entered into a lease of an office suite in Plano, TX, which commenced on January 25, 2021. Lease payments were deferred until May 1, 2021. Commencing on May 1, 2021, lease payments are $3,650 per month for the twelve (12)-month period ended April 30, 2022. The lease term is for five (5) years.

Through our wholly owned subsidiary, IM Telecom, we have a lease on the following property:

Our Tulsa, Oklahoma retail storefront and office consisting of approximately 1,100 square feet and located at 3401 East Admiral Place, Tulsa, Oklahoma 74115, is under a lease that commenced February 1, 2019, and expires on November 30, 2021, at monthly rent of $950 for 2019 and $1,000 for 2020 and 2021. This lease is currently on a month-to-month term at a rate of $1,000 per month.

Through our wholly owned subsidiary, Apeiron Systems, we have leases on the following properties:

Our Culver City, California office is subleased from Chambers Design Group, consisting of approximately 1,636 feet, located at 5855 Green Valley Circle, Culver City, CA 90230, and expires May14, 2022, at a monthly rent of $4,663.

Our Johnstown, Pennsylvania office, consisting of approximately 1,500 square feet and located at 112 Lindberg Ave, Johnstown, Pennsylvania 15905, is under a lease that commenced April 15, 2019, and is under a month-to-month term at a monthly rent of $1,073.

ITEM 3:  LEGAL PROCEEDINGS

We are not party to any material legal proceedings

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until December 14, 2020, our common stock was quoted on the OTC Pink Tier of the OTC Markets under the symbol “KTEL.” On December 14, 2020, our common was approved for up-listing on the OTC Markets’ OTCQB® Venture Market or the OTCQB Tier. No assurance can be given that any established trading market for our common stock will develop or be maintained.

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

Also, see the heading “Risks Related to Our Common Stock” of the caption “Risk Factors” in Part I, Item 1A hereof.

The following table sets forth, for the periods indicated over the last two (2) years, the high and low closing bid quotations, as reported by the OTC and OTCQB Markets, and represents prices between dealers, does not include retail markups, markdowns, or commissions, and may not represent actual transactions:

	For the Years Ended December 31,
	2021		2020
	High	Low	High	Low
First Quarter	$0.77	$0.24	$0.19	$0.11
Second Quarter	$1.06	$0.39	$0.29	$0.11
Third Quarter	$0.91	$0.65	$0.19	$0.05
Fourth Quarter	$1.93	$0.82	$0.42	$0.05

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

*Current public information,

Volume limitations,

Manner of sale requirements for equity securities, and

Filing of Form 144.

*Current public information is continually required for resales under Rule 144 because the Company was a former “shell company.”

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

Holders

We currently have 561 shareholders of record as of December 31, 2021, not including an indeterminate number of shareholders who may hold their shares in “street name.”

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. All future earnings are anticipated to be utilized for research, development and the furtherance of our business plan and our technologies, products, services, and platform, and accordingly, it is highly unlikely that you will receive any dividends from us in the near future, if ever.

There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales by us of any unregistered securities during the past two (2) years ended December 31, 2021, and 2020.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  [RESERVED]

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

Overview of Current and Planned Business Operations

We continue to pursue market opportunities for the distribution of our current products and services described in our “Principal Products or Services and their Markets” summary on page 6 of this Annual Report. In addition, we continue to pursue expanded market distribution opportunities, development of new products and services, the addition of new lines of business (i.e., the FCC’s anticipated ACP service expansion), and accretive acquisition opportunities that may enhance or expand our current product and service offerings.

Comparison of the Year Ended December 31, 2021, to the Year ended December 31, 2020

Results of Operations

In comparing our Statements of Operations between the years ended December 31, 2021, and 2020, we grew revenue, realized increased costs of revenue and operating expenses, and increased net income.

For the year ended December 31, 2021, we had $12,834,844 in revenues from operations compared to $9,358,999 in the prior year ended December 31, 2020, for a total revenue increase of $3,475,845 in 2021. The increase in 2021 revenue was caused by an increase in both our Hosted Services and Mobile Services segments, with Mobile Services expanding largely due to the introduction of the EBB program that added additional revenues for the distribution of high-speed mobile data service to low-income consumers.

For the year ended December 31, 2021, our cost of revenue was $7,105,464 compared to $5,823,552 in the prior year ended December 31, 2020, for a cost of revenue increase of $1,281,912 in 2021. Our 2021 cost of revenue increase was primarily the result of increased network, handset and sales commission costs related to distributing additional services.

For the year ended December 31, 2021, we had a gross profit of $5,729,380 compared to $3,535,447 in the prior year ended December 31, 2020, for a gross profit increase of $2,193,933 in 2021.

For the year ended December 31, 2021, total operating expenses were $5,091,033 compared to $3,895,466 in the prior the year ended December 31, 2020, for an increase of $1,195,567 in 2021. This increase was due primarily to increases in payroll and related expenses resulting mostly from the hiring of management level operations positions in both Apeiron Systems and IM Telecom.

For the year ended December 31, 2021, other income (expense) was ($15,361) compared to $598,637 in the prior year ended December 31, 2020 (see Note to of our Consolidated Financial Statements included in this Annual Report).

For the year ended December 31, 2021, we had net income of $622,986 compared to $238,618 in the prior year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, we had $932,785 in cash and cash equivalents on hand.

The ability to continue as a business is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve (12) months with revenues from our operations.

In comparing liquidity between the years ending December 31, 2021, and 2020, cash increased by 30.4%. The increase was the result of improved revenues and margins. Liabilities and total overall debt showed a 10% decrease in 2021 when compared to 2020. Our revolving lines of credit were eliminated through payments in 2020. Going forward, growth from new service offerings is expected to provide additional liquidity for our business. Working capital increased by $1,943,386 for the year ended December 31, 2021, resulting from increases in cash, accounts receivable and inventory.

Our current ratio (current assets divided by current liabilities) was 2.91 as of December 31, 2021, and 0.94 in 2020.

Cash Flow from Operations

During the year ended December 31, 2021, and the year ended December 31, 2020, cash flow provided by operating activities was $211,929 and $571,546, respectively.  Decreased cash flows provided by operating activities were primarily attributable to a material increase in inventory purchases to support increased distribution of Mobile Services.

Cash Flows from Investing Activities

During the year ended December 31, 2021, and the year ended December 31, 2020, cash flow used in investing activities was $(10,000) and ($10,833), respectively. The cash used in investing activities during 2021 was the result of the purchase of assets.

Cash Flows from Financing Activities

During the year ended December 31, 2021, and the year ended December 31, 2020, cash flow provided by (used in) financing activities was $15,661 and ($36,992), respectively. The funds provided by financing were comprised of cash received from the exercise of incentive stock options in 2021 of $110,000 and proceeds received from the PPP loans and notes payable of $548,900 in 2020. Cash flow used in financing activities in 2021 was ($94,339) for repayments of notes payable and repayments of amounts due to a related party ($151,357); repayment of revolving lines of credit ($12,237); repayment of notes payable ($112,168), and as part of the Apeiron Systems Merger Agreement’s “surplus net working capital settlement provision,” a paid-in-full payment paid as a dividend to the two (2) former Apeiron Systems shareholders of ($310,130) in 2020.

Going Concern

The Company generated net income of $622,986 during the year ended December 31, 2021. We had two (2) consecutive years of net income, in 2021 and 2020. The Company experienced positive cash flow of $217,590 and $523,721 in 2021 and 2020, respectively. The accumulated deficit as of December 31, 2021, was $5,345,504, which continues to decline.

The Company has continued to ameliorate any substantial going concern doubt by generating additional cash flow in 2021 and 2020, respectively, and generating net income in 2021 and 2020. Reduction of costs in our Hosted Services and Mobile Services businesses and increase in revenues from the growth of our Mobile Services customer base has allowed the Company to retire debt and other lines of credit, all of which have contributed to an improvement in our working capital, without the use of lines of credit, borrowings or shareholder dilution.

Off-Balance Sheet Arrangements

The Company entered into an off-balance sheet arrangement as a result of the purchase of Apeiron Systems. The former Apeiron Systems stockholders had a $1.00 “Guaranteed Value” if the Company’s common stock trading price did not reach or exceed $1.00 per share over a ten (10) consecutive day period between December 31, 2020 and ending on December 31, 2021. This condition was fully satisfied effective June 16, 2021. See the Company’s 8-KA Current Report dated and filed with the SEC on that date and which is available by Hyperlink in Part IV, Item 15.

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

Revenue Recognition

We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services. We account for these revenues under Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers.” This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard U.S. GAAP. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. Revenue from these services is generally recognized monthly as the services are provided. Such revenue is recognized based on usage, which can vary from month to month or at a contractually committed amount, net of credits or other billing adjustments. Advance billings for future service in the form of monthly recurring charges are not recognized as revenue until the service is provided.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return.  We had no liability for uncertain tax positions as of December 31, 2021, and 2020. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. We do not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2021, and 2020.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 305 of SEC Regulation S-K provides that certain registrants are required to categorize market risk sensitive instruments into instruments entered into for trading purposes and instruments entered into for purposes other than trading purposes. Within both the trading and other than trading portfolios, separate quantitative information shall be presented, to the extent material, for each market risk exposure category (i.e., interest rate risk, foreign currency exchange rate risk, commodity price risk, and other relevant market risks, such as equity price risk). These requirements are not applicable to smaller reporting companies under subsection thereof.

(This space intentionally left blank)

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KONATEL, INC.

FINANCIAL STATEMENTS

December 31, 2021, and 2020

(This space intentionally left blank)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of KonaTel, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KonaTel, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of Stock Based Compensation

Description of the Matter:

As discussed in Note 10 to the financial statements, the Company offers stock option awards that involve complex accounting estimates. Management evaluates the stock option awards in accordance with ASC Topic 718, “Compensation-Stock Compensation” and uses the Black Scholes Model to value the stock option awards. This model requires management to make assumptions, use judgment, and can be complex.

Auditing management's assessments and valuations can be complex, involves judgment, and requires a thorough understanding of award terms.

How We Addressed the Matter in Our Audit.

We reviewed all contracts to obtain a thorough understanding of the terms. We tested the inputs and assumptions management used in the Black-Scholes Model. We reperformed the calculation of the stock-based compensation to test management’s valuations.

/s/ Haynie & Company

Haynie & Company
Salt Lake City, Utah
April 14, 2022

PCAOB #457

We have served as the Company’s auditor since 2019.

KONATEL, INC.

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2021	2020
Assets
Current Assets
Cash and Cash Equivalents	$932,785	$715,195
Accounts Receivable, net	1,274,687	434,801
Inventory, Net	566,839	17,786
Prepaid Expenses	79,467	2,365
Other Current Asset	164	194
Total Current Assets	2,853,942	1,170,341

Property and Equipment, Net	48,887	79,571

Other Assets
Intangible Assets, Net	807,775	1,517,163
Other Assets	154,297	172,065
Investments	10,000	—
Total Other Assets	972,072	1,689,228
Total Assets	$3,874,901	$2,939,140

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$930,449	$1,042,567
Note Payable - current portion	—	94,339
Right of Use Operating Lease Obligation - current	50,672	66,323
Deferred Revenue	—	37,677
Total Current Liabilities	981,121	1,240,906

Long Term Liabilities
Right of Use Operating Lease Obligation - long term	136,445	15,399
Note Payable - long term	150,000	150,000
Total Long Term Liabilities	286,445	165,399
Total Liabilities	$1,267,566	$1,406,305

Commitments and contingencies - Footnote 8
Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 41,615,406 outstanding and issued at December 31, 2021 and 40,692,286 outstanding and issued at December 31, 2020	41,615	40,692
Additional Paid In Capital	7,911,224	7,460,632
Accumulated Deficit	(5,345,504)	(5,968,489)
Total Stockholders’ Equity	2,607,335	1,532,835

Total Liabilities and Stockholders’ Equity	$3,874,901	$2,939,140

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2021	2020
Revenue	$12,834,844	$9,358,999
Cost of Revenue	7,105,464	5,823,552
Gross Profit	5,729,380	3,535,447

Operating Expenses
Payroll and Related Expenses	2,702,495	2,117,713
Professional and Other Expenses	965,671	553,940
Bad Debt	31,318	2,313
Utilities and Facilities	146,254	129,396
Depreciation and Amortization	833,016	848,865
General and Administrative	157,344	117,570
Marketing and Advertising	89,678	15,840
Taxes and Insurance	165,257	109,829
Total Operating Expenses	5,091,033	3,895,466

Operating Income/(Loss)	$638,347	$(360,019)

Other Income and Expense
Other Income	—	625,591
Interest Expense	(15,361)	(26,954)
Other Expenses	—	—
Total Other Income and Expenses	(15,361)	598,637

Net Income	622,986	238,618

Earnings per Share
Basic	$0.02	$0.01
Diluted	$0.01	$0.01
Weighted Average Outstanding Shares
Basic	40,909,085	40,692,286
Diluted	42,891,011	44,092,286

The accompanying notes are an integral part of these consolidated financial statements.

(This space intentionally left blank)

KONATEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2020	40,692,286	$40,692	$7,380,029	$(5,896,977)	$1,523,744
Stock Based Compensation	—	—	80,603	—	80,603
Dividends Paid to Apeiron Systems shareholders	—	—	—	(310,130)	(310,130)
Net Income	—	—	—	238,618	238,618

Balances as of December 31, 2020	40,692,286	$40,692	$7,460,632	$(5,968,489)	$1,532,835

Exercised Stock Options	923,120	923	109,077	—	110,000
Stock Based Compensation	—	—	341,515	—	341,515
Net Income	—	—	—	622,986	622,986

Balances as of December 31, 2021	41,615,406	$41,615	$7,911,224	$(5,345,503)	$2,607,335

The accompanying notes are an integral part of these consolidated financial statements.

(This space intentionally left blank)

KONATEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$622,986	$238,618
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	833,016	838,003
Bad Debt	31,318	2,313
Stock-based Compensation	341,515	80,603
Change In Right of Use Assets	(92,947)	(1,994)
Change in Lease Liability	105,395	(368)
Amount recorded as loan forgiveness of SBA Covid-19 Loans		(319,000)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(871,204)	(59,629)
Inventory	(549,053)	(13,127)
Prepaid Expenses	(77,102)	(621)
Accounts Payable and Accrued Expenses	(112,117)	(182,443)
Deferred Revenue	(37,677)	(15,397)
Customer Deposits	—	(31,087)
Other Assets	17,800	35,675
Net cash provided by operating activities	211,930	571,546

Cash Flows from Investing Activities
Purchase of Assets	(10,000)	(10,833)
Net cash (used in) investing activities	(10,000)	(10,833)

Cash Flows from Financing Activities
Repayment on Revolving Lines of Credit	—	(12,237)
Cash received from Stock Options Exercised	110,000	—
Proceeds from Federal SBA Covid-19 Loans	—	468,900
Repayments of amounts due to Related Party	—	(151,357)
Repayments of amounts of Notes Payable	(94,339)	(112,168)
Proceeds from Notes Payable	—	80,000
Dividends Paid to Apeiron shareholders	—	(310,130)
Net cash provided by (used in) financing activities	15,661	(36,992)

Net Change in Cash	217,591	523,721
Cash - Beginning of Year	715,195	191,474
Cash - End of Period	$932,785	$715,195

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	6,796	21,591
Cash paid for taxes	—	—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	199,245	28,576

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

KonaTel Inc., formerly known as Dala Petroleum Corp. (“KonaTel,” the “Company,” “we,” “our,” or “us”), also formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation (“Westcott”). On December 18, 2017, we acquired KonaTel, Inc, a Nevada sub S-Corporation (“KonaTel Nevada”), in a merger with our acquisition subsidiary under which KonaTel Nevada became our wholly owned subsidiary. At the closing of this merger, our IRS Federal EIN number was changed from 80-0000245 through customary processing, and EIN number 80-0973608 was assigned to us by the IRS on March 5, 2019.

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

On January 31, 2019, we acquired IM Telecom, an Oklahoma limited liability company, d/b/a Infiniti Mobile, (“IM Telecom” or “Infiniti Mobile”), which became our wholly owned subsidiary. Infiniti Mobile is an FCC licensed ETC (“Eligible Telecommunications Carrier”) and is one of nineteen (19) FCC licensed carriers to hold an FCC approved Lifeline Compliance Plan in the United States. Under the Lifeline program, Infiniti Mobile is currently authorized to provide government subsidized mobile telecommunications services to eligible low-income Americans currently in eight (8) states.

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

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2021, include the Company and its three (3) wholly owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems, and Infiniti Mobile (January through December). The consolidated financial statements for the year ended December 31, 2020, include the Company and its three (3) wholly owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems, and Infiniti Mobile (February through December). All significant intercompany transactions are eliminated.

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

Allowance for Doubtful Receivables

The allowance for doubtful receivables is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews our accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of December 31, 2021, and 2020, management has determined that no allowance for doubtful receivables is necessary.

Inventory

Inventory consists primarily of the cost of cellular phones and cellular accessories. Inventory is reported at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. As of December 31, 2021, total inventory owned by the company was $566,839.

Due to the rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists. As of December 31, 2021, and 2020, the allowance for inventory obsolescence was $0.

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

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of December 31, 2021, and 2020.

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

Other Intangibles

The Company accounts for other intangibles in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During 2019, the Company, through the acquisition of IM Telecom, recorded, at fair market value, an FCC License in the amount of $634,251. Other Intangible Assets are not amortized. As of December 31, 2021, there is no impairment of the value of the license.

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

The Company held $0 in collateral deposits from various sub-reseller customers at December 31, 2021, and 2020, respectively. Such amounts represent collateral received from the sub-resellers in order to contract with the Company. The related contracts have an option to terminate within a period of less than one (1) year, and accordingly, these collateral deposits are classified as current liabilities in the accompanying balance sheet.

Fair Market Value of Assets

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, deposits received from customers for receivables and short-term loans the carrying amounts approximate fair value due to their short maturities. Long-term assets purchased through acquisitions are valued at the Fair Market Value of the asset at the time of acquisition. The Fair Market Value is based on observable inputs of assets in active market- places for fixed assets, and estimations and assumptions developed by us for Other Intangibles.

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

Upon adoption, we recorded $151,471 for operating lease assets and liabilities, which includes the impact of fair value adjustments, prepaid and deferred rent. As of December 31, 2021, and December 31, 2020, our operating lease assets and liabilities were $187,117 and $81,723, respectively.

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

We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services. We account for these revenues under Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers.” This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard U.S. GAAP. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Advertising

Costs for advertising products and services, as well as other promotional and sponsorship costs, are charged to Selling, general and administrative expense in the periods in which they are incurred. Advertising expense was $89,678 and $15,840 for 2021 and 2020 respectively. The increase in advertising costs was a result of the expansion of the marketing of Infiniti Mobile via independent agents and local advertising efforts in Oklahoma.

Professional and Other Expenses

Previously for 2020, the Company presented certain professional fees and other expenses under the category of “Operating and Maintenance.” These expenses are now being presented under the category of “Professional and Other Expenses” as this change better represents the types of expenses that were incurred during 2021 and 2020, respectively.

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

Net Income / Loss Per Share

Basic net income / loss per common share calculations are determined by dividing net income / loss by the weighted average number of shares of common stock outstanding during the period. Diluted net income / loss per common share calculations are determined by dividing net income / loss by the weighted average number of common shares and dilutive common share equivalents outstanding. As of December 31, 2021, there are 1,981,926 potentially dilutive common shares.

The following table provides a reconciliation of the numerators and denominators used to determine basic and diluted net income/loss per common share:

	Years Ended December 31,
	2021	2020
Numerator
Net Income/Loss	$622,986	$238,618

Denominator
Weighted-average common shares outstanding	40,909,085	40,692,286
Dilutive impact of stock options	1,981,926	3,400,000
Weighted-average common shares outstanding, diluted	42,891,011	44,092,286

Net income per common share
Basic	$0.02	$0.01
Diluted	$0.01	$0.01

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of December 31, 2021, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $783,431 or 63.9% and $194,647 or 15.9%. As of December 31, 2020, the Company had a significant concentration of receivables from two (2) customers in the amounts of $194,509, or 52.4%, and $52,843, or 14.2%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the year ended December 31, 2021, the Company had two (2) customers that accounted for $5,494,625 or 42.8% of revenue and $3,617,833 or 28.2%, of the revenue. For the year ended December 31, 2020, the Company had two (2) customers that accounted for $3,337,262 or 35.7% and $1,472,962 or 15.7% of revenue. The loss of a major customer would create a very negative impact on the Company, which would require the Company to make significant changes to reduce expenses. It should be noted that the primary major customer is the FCC through the federal Lifeline and EBB programs.

Effect of Recent Accounting Pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statement.

NOTE 2 – SIGNIFICANT TRANSACTIONS

Glosser Arbitration Settlement

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

On February 14, 2020, the Company, on behalf of Apeiron Systems, made a partial payment of $5,000 towards the surplus net working capital balance of $31,013 Apeiron Systems owed to one (1) of its officers, Vyacheslav Yanson. On March 5, 2020, the Company, on behalf of Apeiron Systems, paid Mr. Yanson $26,013, representing the final payment of the surplus net working capital balance owed to Mr. Yanson. On March 8, 2020, the Company, on behalf of Apeiron Systems, paid another of its officers, Joshua Ploude, $225,000 towards the surplus net working capital balance owned to Mr. Ploude. The remaining surplus net working capital balance of $54,117 owed to Mr. Ploude was paid to Mr. Ploude during 2020. With the final payment of $54,117 paid to Mr. Ploude, the Company has fully satisfied its surplus net working capital obligation under the Apeiron Systems Merger Agreement.

Euler Hermes/Sky Phone Settlement

Between March and July of 2019, IM Telecom purchased wireless handsets from Sky Phone, LLC in the amount of $192,293. Subsequently, a dispute arose between the parties regarding the amount of the debt, a lack of sufficient transaction documentation and problems with some of the handsets. On or about December 2019, the debt was transferred to Euler Hermes North America Insurance Company. On April 22, 2020, the parties entered into an agreement to settle the matter whereby IM Telecom agreed to pay $80,000 in monthly payments of $4,000 over twenty (20) months. The first payment was made on May 20, 2020. As of August 2021, the settlement had been paid in full.

SBA Paycheck Protection Program

On April 14, 2020 the operating companies of the Company made loan applications to participate in the Small Business Administration’s (SBA”) Paycheck Protection Program (“PPP”) created as a result of the COVID-19 pandemic. On April 15, 2020, the PPP loan applications of Apeiron Systems, IM Telecom and KonaTel Nevada were approved and loan proceeds in the amounts of $101,800, $20,900 and $186,300, respectively, were received. The Company followed all prescribed PPP loan forgiveness guidelines provided by our local bank and the SBA. As of December 31, 2021, all PPP loans have been forgiven by the SBA.

EIDL Loan

In 2020, the Company was granted a $150,000 Economic Injury Disaster Loan (“EIDL”) from the SBA. The term of the loan is thirty (30) years, at an interest rate of 3.75% on advanced funds. Installment payments were to begin twelve (12) months following the loan date. The SBA has subsequently granted automatic deferments of payments through March of 2022.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of December 31, 2021, and 2020:

	December 31,
	2021	2020
Leasehold Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(412,724)	(382,040)
Property and equipment, net	$48,887	$79,571

Depreciation expense amounted to $30,683 and $30,783 for the years ended December 31, 2021, and 2020, respectively. Depreciation expense is included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 3.29% and 5.34%. The Right-of-Use Assets were $173,524 and $80,578 in 2021 and 2020, respectively.

The Company has right-of-use assets through leases of properties under non-cancelable leases. As of December 31, 2021, the Company had one (1) property with lease terms in excess of (1) year. This lease liability expires December 31, 2026. Lease payables as of December 31, 2020, are $81,722. Future lease liability payments under the terms of these leases are as follows:

2022	$58,547
2023	$45,578
2024	$46,596
2025	$47,615
2026	$11,967
Total	$210,304
Less Interest	$23,186
Present value of minimum lease payments	$187,117
Less Current Maturities	$50,672
Long Term Maturities	$136,445

The weighted average term of the right-to-use leases is 15.4 months recorded with a weighted average discount of 3.53%.

The Company also leases two (2) office spaces on a month-to-month basis. Total rent expense for the year ended December 31, 2021, and 2020, amounted to $123,843 and $109,960, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions:

	December 31,
	2021	2020
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(2,740,629)
Net Amortizable Intangibles	634,251	1,436,585
Right of Use Assets - net	173,524	80,578
Intangible Assets net	$807,775	$1,517,163

Amortization expense amounted to $802,334 and $802,334 for the years ended December 31, 2021, and 2020, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the license granted by the FCC, all intangible assets are fully amortized as of December 31, 2021.

Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of December 31, 2021, and December 31, 2020, was $634,251.

NOTE 6 – LINES OF CREDIT

The Company previously had two (2) lines of credit with a bank, which provided aggregate maximum borrowing availability of $1,050,000 as of 2020. The lines of credit were payable on demand and bore interest at a variable rate with rate ranges from 7.5% to 8.0%. The lines of credit matured in 2020 and were paid in full on January 5, 2020, and February 14, 2020, respectively. The Company had no outstanding lines of credit as of December 31, 2021.

NOTE 7 – AMOUNT DUE TO STOCKHOLDER

The Company received a $200,000 advance from a shareholder in 2019, who is also the CEO of Apeiron Systems. The loan accrued interest at a range rate between 10% and 12%. As of October, 2020, the loan had been repaid.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2021, there are no such legal proceedings.

Contract Contingencies

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Pursuant to an Independent Contractor Agreement (the “ICA”) effective October 17, 2019, between the Company and Charles L. Schneider, Jr., in the event that Infiniti Mobile was granted its request for ETC status from the California Public Utilities Commission (“CPUC”) to distribute Lifeline cellular phone service within the State of California, Mr. Schneider was to be granted a one (1) year warrant, with a customary “cashless” exercise feature, to purchase 250,000 shares of the Company’s common stock at an exercise price to be determined on the date of any such approval. The ICA was for a term of one (1) year, and extendable by the parties yearly. This agreement expired prior to December 31, 2020.

Regulatory Determination

On May 17, 2019, IM Telecom was notified by USAC of an over-payment of Universal Service Fund reimbursements in the amount of $168,277. On July 25, 2019, the Company entered into a Letter of Acknowledgement with the FCC and requested a twenty-four (24)-month payment plan regarding the repayment of the over-payment amounts. While awaiting approval of this repayment plan, the Company continued to make monthly payments against the outstanding balance. On October 15, 2020, the Company received approval of the payment plan and signed a promissory note with USAC to repay the remainder of the unpaid balance in the amount of $67,105. The loan had a commencement date of November 13, 2020, a term of twelve (12) months, with an annual interest rate of 12.75%. The Company agreed to pay USAC $5,986 per month for twelve (12) months, and a $1,000 Administrative Fee due on October 15, 2020. The promissory note was paid in full in August of 2021.

Letters of Credit

The Company had no outstanding letters of credit as December 31, 2021.

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

Hosted Services – This segment includes a suite of hosted CPaaS services within the Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free, and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN, and IoT data and device management. These Hosted Services are marketed nationally through Apeiron’s website, its own sales staff, independent sales agents, and ISOs.

Mobile Services – This segment includes retail and wholesale cellular voice/text/data services and IoT mobile data services through our subsidiaries Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of cellular voice service and mobile data service by IM Telecom under its Infiniti Mobile brand to low-income American households that qualify for the FCC’s Lifeline voice service program and the FCC’s temporary EBB mobile data program, with EBB to eventually be replaced by FCC’s ACP in 2022. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the temporary EBB program and future ACP program, are subject to change and may have a material impact on our Mobile Services business if changed, reduced, or eliminated.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the year ended December 31, 2021
Revenue	$5,740,728	$7,094,116	$12,834,844
Gross Margin	$2,013,459	$3,715,921	$5,729,380
Depreciation and amortization	$805,469	$27,547	$833,016
Additions to property and equipment	$—	$—	$—
Gross Margin %	35.1%	52.4%	44.6%

For the year ended December 31, 2020
Revenue	$5,296,151	$4,062,847	$9,358,999
Gross Margin	$1,927,060	$1,608,387	$3,535,447
Depreciation and amortization	$820,794	$28,071	$848,865
Additions to property and equipment	$—	$—	$—
Gross Margin %	36.4%	39.6%	37.8%

NOTE 10 – STOCKHOLDERS’ EQUITY

Stock Compensation

The Company offers incentive stock option equity awards to directors and key employees. Options vest in tranches and expire in five (5) years, subject to conditions of their grant. During the year ended December 31, 2021, and 2020, the Company recorded vested options expense of $341,515 and $80,603, respectively. The option expense not taken as of December 31, 2021, is $1,306,337, with a weighted average term of 2.25 years.

In 2021, 1,635,000 share incentive stock options were granted to two (2) independent members of the Board of Directors and six (6) key employees. Each independent Board member was granted 25,000 shares per quarter of service for 2020 and 2021 for a total of 200,000 shares each. The key employees were granted 1,435,000 share options as part of their employment agreements. During the year ended December 31, 2021, 923,210 shares were exercised. 250,000 of these options were exercised by one (1) former Board member who received his options at the time of the KonaTel Nevada merger in 2017 and who was not an independent director, and 250,000 of these options were exercised by an officer who also received his options at the time of the KonaTel Nevada merger; the remaining 423,120 options were exercised by a former key employee. During the year, 251,880 share options were forfeited. The forfeited options were 76,880 granted to a former key employee and 175,000 granted to former independent Board members. The Aggregate Intrinsic Value is based on the market value of the Company’s common stock of $1.75 on December 31, 2021.

Basic net income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive.

The estimated grant date fair value of stock option grants was calculated using the Black-Scholes-Merton option-pricing model using the following assumptions:

Weighted average	231.59%	280.02%
Weighted average expected term (years)	2.25	2.2
Risk free interest rate	0.78%	.90%
Expected dividend yield	—	—

The following table represents stock option activity as of and for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding: December 31, 2020	3,800,000	$.21	3.60	$812,350
Granted	1,635,000	$.75	4.65
Exercised	(923,120)	$.21
Forfeited	(251,880)
Options Outstanding: December 31, 2021	4,260,000	$.37	2.25	$5,862,938

Exercisable and Vested: December 31, 2021	1,981,926	$.25	1.65	$2,970,907

The following table represents stock option activity as of and for the year ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding: December 31, 2019	3,800,000	$.20	3.00	$—
Granted	400,000	$.15	4.50
Exercised
Forfeited	(400,000)
Options Outstanding: December 31, 2020	3,800,000	$.21	3.60	$812,350

Exercisable and Vested: December 31, 2020	3,600,000	$.22	2.40	$698,475

In 2020, 400,000 share options were granted to two (2) independent members of the Board of Directors. Each member was granted 25,000 shares per quarter of service for 2019 and 2020 for a total of 200,000 shares each. During the year 2020, 400,000 share options were forfeited. The forfeited options were 300,000 from a key employee and 100,000 from an independent Board member who had resigned and had not exercised his options prior to their expiration following resignation. The Aggregate Intrinsic Value is based on the market value of the Company’s common stock of $0.421 on December 31, 2020.

(This space intentionally left blank)

NOTE 11 – INCOME TAX

For the years ending December 31, 2021, and 2020, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

The components of the provision for income taxes for the years ended December 31, 2021, and 2020 consisted of the following:

	2021	2020
Current:
Federal	—	—
State	—	—
Total Current
Deferred:
Federal	—	—
State	—	—
Total Deferred

Deferred tax assets:
Net loss carryforward	$318,892	$333,393
Depreciation	$269,166	$204,362
Directors' fees		$124,000
Stock option expense	$819,341	$1,008,761
Total deferred tax assets	$1,407,399	$1,670,516

Deferred tax liabilities:
Amortization	$153,499	$63,291

The reconciliation of taxes at the federal statutory rate to our provision for income taxes for the years ended December 31, 2021 and 2020

	2021	2020
Tax at statutory federal rate	$130,827	$50,110
Loss carryforward at statutory tax federal rate	$(130,827)	$(50,110)
Provision for income tax	—	—

(This space intentionally left blank)

The tax effect of significant components of the Company’s deferred tax assets and liabilities at December 31, 2021, and 2020, respectively, are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$318,892	$333,393
Total gross deferred tax assets	318,892	333,393
Less: Deferred tax asset valuation allowance	(318,892)	(333,393)
Total net deferred tax assets	—	—

Deferred tax liabilities:
Federal	$—	$—
State - California	—	—

Total net deferred taxes	$—	$—

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

The total NOL as of December 31, 2021, is $1,518,534, represented below based on year of expiration;

Expiration	NOL Amount
2037	$570,143
2038	$463,895
2039	$484,496
$1,518,534

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and with the exception of the following, no material subsequent events have occurred:

Changes of Officers and Directors

Effective January 1, 2022, Charles D. Griffin was hired as President and Chief Operating Officer of the Company. Mr. Griffin will lead the Company’s sales and marketing divisions and all Company operations, subject to advice and consultation with the Chairman and CEO, D. Sean McEwen.

Mr. McEwen and the Company executed a third amendment to his Employment Agreement, effective April 12, 2022.

Effective February 4, 2022, Paul LaPier resigned his position as Vice President of Finance and Secretary of the Company. Mr. LaPier has agreed to continue to assist the Company as a consultant through December 31, 2022.

Effective January 24, 2022, the Company elected Todd Murcer as Executive Vice President of Finance and Secretary to replace Mr. LaPier.

Jason N. Welch was elected as the President of IM Telecom, effective February 14, 2022.

The Company entered into Employment Agreements with Messrs. Murcer and Welch, effective January 24, 2022, and February 14, 2022, respectively, or the effective dates of their respective Employment Agreements.

Effective February 28, 2022, Nicholas Metherd resigned as the COO of IM Telecom. Mr. Metherd has agreed to continue to assist the Company as a consultant through December 21, 2022

Increase in Common Stock reserved for Employee Stock Option Grants

Effective February 10, 2022, the Board of Directors of the Company increased the shares reserved for issuance under its 2018 Incentive Stock Option Plan by an additional 2,000,000 shares.

Employee Stock Option Grants

Mr. Murcer was granted 350,000 incentive stock options as of the effective date of his Employment Agreement at an exercise price of $1.165 per share, vesting on the four (4) year anniversary dates of the grants, at the fair market value of our common stock on the date of grant or January 24, 2022.

Jeffrey Pearl, an independent Board member, was granted 25,000 quarterly incentive stock options on January 28, 2022, at an exercise price of $1.342, fully vested, which was 110% of the fair market value of our common stock on the date of grant.

Robert Beaty, an independent Board member, was granted 25,000 quarterly incentive stock options on February 12, 2022, at an exercise price of $1.138, fully vested, which was 110% of the fair market value of our common stock on the date of grant.

Mr. Welch was granted 350,000 incentive stock options as of the effective date of his Employment Agreement at an exercise price of $1.04 per share, vesting on the four (4) year anniversary dates of the grants, at the fair market value of our common stock on the date of grant or February 12, 2022.

SBA EIDL Loan

The Company received notice on March 16, 2022, of an additional six (6) month automatic repayment deferment on its $150,000 SBA EIDL loan, with monthly loan payments to commence on or about September 2022.

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

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2021, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2021, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) determined that the internal controls over financial reporting are effective as of December 31, 2021, and that there are no material weaknesses in the Company’s internal controls over financial reporting as of such date.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2021.

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

ITEM 9B:  OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None, not applicable.

(This space intentionally left blank)

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
D. Sean McEwen	60	Chairman, President and CEO	December 2017
Charles D. Griffin	57	President and COO	January 2022
Brian R. Riffle	62	Chief Financial Officer	December 2017
Paul LaPier	63	Vice President of Finance	November 2018
		Secretary	April 2020 (1)
B. Todd Murcer	52	EVP, Finance and Secretary	January 2022
D. Sean McEwen	60	Director	December 2017
Robert Beaty	52	Director	February 2018
Jeffrey Pearl	58	Director	October 2018
Joshua Ploude	45	CEO of Apeiron Systems	December 2018
Jason N. Welch	51	President of IM Telecom	February 2022
Nicholas Metherd	38	Vice President of IM Telecom	October 2019 (2)
(1)	Mr. LaPier resigned effective February 4, 2022, and has agreed to continue as a consultant to the Company through December 31, 2022.
(2)	Mr. Metherd resigned effective February 28, 2022, and has agreed to continue as a consultant to the Company through December 31, 2022.

Background and Business Experience

D. Sean McEwen

Mr. McEwen is 60 years of age and founded KonaTel Nevada in 2014, a wireless data and voice service reseller, and currently focuses his efforts exclusively on our current and planned business operations. From 2011 to 2013, Mr. McEwen consulted with multiple international Mobile virtual network operators (“MVNOs”) in the U.S., Peru, Croatia and China. From 2010 to 2011, he served as a founding board member of One Fund, a NYSE listed (NYSE: ONEF) exchange traded fund. One Fund pioneered the “ETF of ETFs” concept, and in 2011, came to the attention of Russell Investments, known for their stock indices (i.e., the Russell 2000). Russell Investments purchased One Fund in 2011. In 2008, Mr. McEwen became a member of the venture/angel investment group, Sierra Angels (www.sierraangels.com) serving on several high-tech due diligence committees and participating in early-stage funding transactions. In early 1983, he co-founded Online Data Corp. Through a series of acquisitions/mergers, this company was eventually renamed “TriTech Software Systems” (www.tritech.com) “TriTech”. From 1983 to 1990, it developed custom strategic software applications for numerous businesses, including E. F. Hutton Life Insurance, Travel Lodge Hotels, Foodmaker (Jack in the Box restaurants), AT&T, UCSD’s Scripps Institute of Oceanography and Visa’s Plus Systems national ATM network.

In 1991, TriTech transformed from a custom software development firm to an enterprise software development and systems integration company specializing in mission critical public safety (e.g., police, fire, and EMS) software solutions. TriTech’s flagship product, VisiCAD, was the world’s first 9-1-1 emergency dispatching system based on Microsoft technology with integrated GPS based tracking and predictive routing technology. In 1995, TriTech won the Microsoft Most Innovative Windows Application award competing against all Windows applications worldwide. In 1998, while Mr. McEwen was CEO, TriTech was named to the Inc. 500 as the 344th fastest growing privately held company in the United States. The following year, Bill Gates cited TriTech and VisiCAD in his book Business at the Speed of Thought as an example of a mission critical Windows based telecom system utilizing GPS.

Mr. McEwen served as Vice President of TriTech from 1983 to 1988, President from 1988 to 1996, Chairman/CEO from 1996 to 2000, and finally as a member of the Board of Directors, until controlling interest was sold to Westview Capital Partners in 2006.

Charles D. Griffin

Mr. Griffin is 57 years of age.  Prior to joining us, Mr. Griffin served as Chairman and Chief Executive Officer of Lingo Communications, a provider of IP-based Cloud voice and data solutions, following its merger with Impact Telecom, Inc. (“Impact Telecom”) in 2018. In this role, he led the successful integration of Impact Telecom into Lingo Communications (“Lingo”) under a private equity purchase and facilitated the financing of the transaction in collaboration with a private equity investor.

Impact Telecom and Lingo continue to operate as global providers of voice and data communications services spanning Residential, SMB, Enterprise and Wholesale markets. Prior to the merger of Lingo and Impact Telecom, Mr. Griffin served as Chief Executive Officer of Impact Telecom, where he completed eleven (11) accretive M&A transactions and led the successful restructuring of multiple technology portfolio companies, including PacWest, TNCI and Unipoint Holdings, which resulted in record high net income. As one of the original founders of Impact Telecom, Mr. Griffin led it from a start-up to a company with annual revenues of over $290 million and more than 300 employees servicing 250,000 customers worldwide.

Mr. Griffin ultimately guided the Impact Telecom to a successful exit in 2020.  Previously, Mr. Griffin served as Chief Executive Officer of Ipath Communications, where he was responsible for building a Class V Broadsoft VoIP network for SMB direct sales distribution with over 5,000 subscribers nationwide. In this role, he also led the successful merger with Impact Telecom. Prior to his time with Ipath, Mr. Griffin served in a number of business development, operations and sales roles where he was involved in product development, sales strategy and distribution and installations, all within the telecommunications industry.

Mr. Griffin graduated Summa Cum Laude in business communications from Metropolitan State University of Colorado. A lover of the outdoors, Mr. Griffin is a commercial pilot, alpinist, and lives in Colorado with his wife of over 32 years.

Brian R. Riffle

Mr. Riffle is 62 years of age and the founder of CFO Strategies LLC of Johnstown, Pennsylvania (“CFO Strategies”), an accounting firm and consulting firm, which he founded in May 2008. CFO Strategies has thirteen (13) employees; approximately 180 small business clients and approximately 650 tax clients. It provides consulting, CFO, accounting, bookkeeping, payroll and tax services, including: CFO for businesses; entire accounting department for businesses; temporary staffing for businesses; complete payroll processing; CFO consulting and small business start-up services; and prepares taxes for corporations, small businesses, non-profits and individuals. Mr. Riffle is the Managing Partner and has extensive experience in various industries, including: Chief Financial Officer, healthcare industry; telecommunications, security, manufacturing and non-profit industries experience; Chief Executive Officer in the financial services industry and healthcare; Assistant Controller in the retail industry; Consultant in non-profit, healthcare and event management arenas; governmental treasurer and board member for over thirty (30) years; and as a masters level college instructor at Mount Aloysius College since 1994. He is also a Certified Public Accountant (May 1987).

B. Todd Murcer

Mr. Murcer is 52 years of age.  Prior to joining us, Mr. Murcer served as Executive Vice President, FP&A and Treasury of Lingo Communications, a provider of IP-based Cloud voice and data solutions, following its merger with Impact Telecom, Inc. (“Impact”) in 2018.  In this key leadership position, he directed procedures and policies for the financial operations of the business and had responsibility for planning and implementing financial projections and reporting activities for the U.S. and its Canadian subsidiary, Vancouver Telephone Company, Limited.  As owner of treasury operations, Mr. Murcer managed the use and sourcing of the company’s cash and banking activities with additional oversight to credit and collections risk management.   Mr. Murcer has been in the telecommunication industry for more than 20 years, and got his start with Matrix Telecom, Inc. (“Matrix”), a Platinum Equity portfolio company that ultimately divested to Impact.  At Matrix, he helped the company grow annual revenues from $10 million to $400 million, serving in a number of business development and financial roles and leading teams through numerous M&A transactions.  Mr. Murcer holds a B.S. in Economics from the University of Oklahoma and an M.S.M. from Boston University’s Brussels Graduate Center.

Robert Beaty

Mr. Beaty is 52 years of age and currently the President of AGS Construction Inc., a premier reconstruction company in the Denver metropolitan area. Previously, he was the founder and CEO of Impact Telecom, a leader in the telecommunications market, which focused on delivering flexible and effective solutions to carriers, businesses and homes. Impact Telecom is comprised of a family of brands all dedicated to innovation, affordability and execution.

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

Jeffrey Pearl

Mr. Pearl is 58 years of age and brings more than thirty-one (31) years of Telecommunications/Cloud Service Provider experience to our Board of Directors. Jeffrey has experience in both the startup environment as well as working inside of some of the larger incumbent players, both privately held as well as publicly traded companies. This experience will assist us in building out our go to market strategy, focusing both on direct sales as well as the alternative channels of distribution. His extensive sales and marketing experience, knowledge of the marketplace and personal connections in the industry are valuable to us at this stage and throughout our evolution.

Mr. Pearl currently is involved in running three companies:

Mr. Pearl is currently CEO and Co-founder of OTG Consulting, which was founded in May 2016. OTG Consulting is a sales agency formed by a group of industry leaders in order to fill a gap in the marketplace. The group assists executives of SMB and Enterprise businesses as they make the move to cloud-based services. OTG Consulting works with most carriers and service providers delivering solutions for voice and data communications, internet, hosting, managed services and other cloud offerings

Mr. Pearl also consults under PearlCom, a consulting practice focusing on telecom companies and service providers which was founded in January 2016. PearlCom offers strategic advice, providing direction on sales management, technology implementation, product pricing and positioning, bringing his thirty (30) plus years of experience to the table, accelerating timelines and creating efficiencies.

Mr. Pearl also co-founded Secure View, where he is Chief Revenue Officer and Partner, which was founded in December 2016. Secure View is focused on delivering “best in class” unified IP-based security solutions.  Its systems are designed to be more accessible and simpler to use allowing customers to feel that their security needs are 100% covered providing peace of mind allowing them to focus elsewhere on their business. Secure View offers the experience, knowledge and technical understanding coupled with relationships with the players/partners needed to move security systems to the cloud.

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

Joshua Ploude

Mr. Ploude is 45 years old.  He is the President and CEO and Co-Founder of Apeiron Systems, and since 2013, he has been responsible for defining the product vision and operational strategy for Apeiron Systems.  He has worked directly with software, hardware and carrier network vendors to oversee the development of Apeiron Systems’ product set; and has also had the responsibility to work with internal software development teams to ensure Apeiron Systems’ software provides the requisite function to support product and operational initiatives.

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

Jason N. Welch

Mr. Welch is 51 years of age, President of IM Telecom.  Prior to joining us, Mr. Welch served as Chief Operations Officer of 46 Labs LLC, a provider of SaaS, voice and data solutions servicing large enterprise and communications providers internationally.  In this key leadership position, he directed procedures and policies for the operations of the business and had responsibility for service delivery, customer care and vendor management.  Prior to joining 46 Labs, Mr. Welch served as Executive Vice President of Impact Telecom, a

Lingo Company.  In this function, he provided oversight to carrier wholesale sales acquisition, product strategy, account management, agent channel management, vendor management, pricing, routing and business analytics.  He successfully managed the growth of the carrier wholesale business unit to $40m+ in annual revenues, processing 18b+ voice minutes annually through hundreds of domestic and international carrier partnerships.   Mr. Welch has been in the telecommunication industry for more than 25 years and has successfully served in management roles across companies such as Frontier Communications, Global Crossing, Telco Group Inc., KDDI Global, XO Communication and Impact Telecom.

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

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, executive officers or persons nominated to become directors or executive officers (or those in similar positions with us) has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2021, and based upon a review of the filings contained in the Edgar Archives, all such required reports were believed to be timely filed.

Delinquent Reports

Section 16(a) beneficial ownership reports filed by Messrs. Beaty and Pearl during the year ended December 31, 2021, both of whom are independent directors and each of whom receive quarterly incentive stock options grants for their service, were not timely filed for each of the quarterly incentive stock option grants they received. The late filings of these reports were not due to any act or lack of action by these persons, and was primarily due to the lack of coordination between the preparation of the incentive stock option grant documents, obtaining the requisite signatures, completing the beneficial reporting forms and getting all of them signed and timely filed. We have implemented a pre-timed system to ensure that all applicable documents necessary for the grants of incentive stock options and documentation of these grants, along with the timely filing of all of these required reports, are prepared, executed and filed.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  See Exhibit 14 in Part IV, Item 15. We anticipate that our Code of Ethics will be updated by our Board of Directors as the Board deems necessary.

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

Insider Trading Policy

During the year ended December 31, 2021, our Board of Directors adopted an Insider Trading Policy, which is Exhibit 99.1 hereto. See Item IV, Part 15.

The Insider Trading Policy was adopted by the Company to satisfy its obligations to prevent insider trading and to help its personnel avoid the consequences associated with violations of applicable federal and state securities laws, rules and regulations regarding insider trading of our securities when they have material non-public information related to the Company.  It is also intended to prevent even the appearance of improper conduct on the part of anyone employed by or associated with us, not just so-called “insiders.”  It contains four (4) “Black-Out Periods”, which are as follows: twenty (20) days prior to the release of financial results for the periods ending March 31, June 30, September 30 and December 31 of each year and end after three (3) full trading days of our securities on the OTCQB (or any other recognized nation medium on which our securities publicly trade [“Other Medium”]) after financial results are announced for the preceding fiscal period.  If the last day of the month falls on a weekend, the Black-Out Period will start at the close of business on the last trading day prior to the weekend.  Additional Black-Out Periods may occur when other material events occur, such as a press release sent out to the public, wherein only a select few persons have knowledge of the event.  The Black-Out Periods do not apply to the exercise of outstanding and vested ISOs issued by the Company or other stock issuances approved by the Board of Directors; however, they do apply to all of our securities that are the subject of a registration statement filed with the SEC.  This summary is modified in its entirely by reference to Exhibit 99.1.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Employment Agreements of our officers and directors (with the exception of Mr. Metherd, for which there is no written Employment Agreement), which are discussed below under the caption “Executive Compensation” in Part III, Item 11 hereof, can be accessed by Hyperlink in Part IV, Item 15 hereof:

D. Sean McEwen-Chairman and CEO-8-K Current Report dated January 1, 2022, filed with the SEC January 14, 2022, along with the third amendment to Mr. McEwen’s Employment Agreement that is Exhibit 10.1 filed herewith.

Charles D. Griffin, President-8-K Current Report dated January 1, 2022, filed with the SEC January 14, 2022.

Todd C. Murcer-8-K Current Report dated February 4, 2022, filed with the SEC on February 11, 2022.

Joshua Ploude, President of Apeiron Systems-8-K Current Report dated December 31, 2018, filed with the SEC on December 31, 2018.

Jason N. Welch, President of IM Telecom-8-KA-1 Current Report dated February 4, 2022, filed with the SEC on April 8, 2022.

Summary Compensation Table

						Option
			Deferred			and	All Other
Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards*	sation	Total

D Sean McEwen, Chairman and CEO	2021	$66,186	$—	$—	$—	$—	$—	$66,186
	2020	$198,491	$—	$—	$—	$—	$—	$198,491
Robert Beaty, Director	2021	$31,000	$—	$—	$—	$89,334	$—	$120,334
	2020	$24,000	$—	$—	$—	$14,075	$—	$38,075
Jeffrey Pearl, Director	2021	$31,000	$—	$—	$—	$78,876	$—	$109,876
	2020	$24,000	$—	$—	$—	$12,602	$—	$36,602
Brian R. Riffle, Chief Financial Officer	2021	$—	$—	$—	$—	$—	$37,160	$37,160
	2020	$—	$—	$—	$—	$—	$18,954	$18,954
Paul LaPier, Secretary	2021	$182,442	$—	$—	$—	$20,513	$—	$202,955
and Vice President of Finance	2020	$140,102	$—	$—	$—	$20,513	$—	$160,615
Joshua Ploude, President,	2021	$219,679	$—	$—	$—	$—	$—	$219,679
Apeiron Systems	2020	$200,000	$—	$—	$—	$—	$—	$200,000
Nick Metherd, Vice President, IM Telecom	2021	$180,000	$—	$—	$—	$20,513	$—	$200,513
	2020	$119,388	$—	$—	$—	$20,513	$—	$139,901

*See the heading “Outstanding Equity Awards” below.

Employment Agreement of D. Sean McEwen

At the Effective Time of the KonaTel Merger, we entered into an Employment Agreement with Mr. McEwen for a term of two (2) years, under which he served as the Chairman, President and CEO of our Company, with customary duties applicable to these positions, which are described in his McEwen Employment Agreement that can be viewed under the heading “KonaTel Merger Current Reports” in Part IV, Item 15. After the initial term, the McEwen Employment Agreement provided that it will continue on a year-to-year basis as specified under Section 3.0 thereof. During the initial term (2018-2019), Mr. McEwen received the following compensation under his Employment Agreement: $1,000 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his spouse. Effective January 1, 2020, McEwen’s Employment Agreement was amended to adjust his monthly base salary to $16,667, including a monthly bonus program tied to a percentage of EBITDA. Effective January 1, 2022, McEwen’s Employment Agreement was amended a second time to adjust his monthly base salary to $22,916.66, including a twenty-four (24) month severance compensation package equal to his then current base salary, together with any accrued and untaken vacation, in the event any employment departure is not “for cause” as defined in the McEwen Employment Agreement. Additionally, at the time of the second amendment to his Employment Agreement, Mr. McEwen resigned as President of the Company to allow for Charles D. Griffin to assume the role of President and COO of the Company. Mr. McEwen remains as Chairman of the Board and CEO of the Company. Mr. McEwen has never claimed the “percentage of EBITDA” bonus program provision of his Employment Agreement; accordingly, effective April 12, 2022, Mr. McEwen suggested, and the Board of Directors agreed, to a third amendment of his Employment Agreement thereby eliminating the percentage of EBITDA bonus provision. Mr. McEwen volunteered this third amendment to his Employment Agreement without receipt of any current or future consideration, and all other terms and conditions of the McEwen Employment Agreement along with its three amendments remain the same. The third amendment to Mr. McEwen’s Employment Agreement is filed herewith as Exhibit 10.1, in Part IV, Item 15 hereof.

Charles D. Griffin Employment Agreement

The Griffin Employment Agreement covers customary duties performed by persons serving in the capacities of President and COO, and Mr. Griffin, with the guidance of Mr. McEwen, our Chairman and CEO, will assist in the management and leadership of the Company and is accountable to our CEO; he will also act as a liaison between the Company, our subsidiaries and our CEO. A complete description of his duties is contained in Exhibit A of the Griffin Employment Agreement, which provides, among other customary terms and provisions: (i) a monthly base salary of $20,833.33, along with inclusion in our healthcare plan for employees and spouse, including medical, dental and vision coverage, effective January 1, 2022, and termination can occur on thirty (30) days’ notice by either party; (ii) customary trade secret, non-competition and dispute resolution provisions, among other provisions; and (iii) he shall be paid a twelve (12) months’ severance compensation package equal to his then current base salary, together with any accrued and untaken vacation, in the event any employment departure is not “for cause” as defined in the Griffin Employment Agreement.

The Employment Agreement has customary termination, trade secret and dispute resolution clauses, among others.

B. Todd Murcer Employment Agreement

On January 24, 2022, we entered into an Employment Agreement with Mr. Murcer (the “Murcer Employment Agreement”), under which Mr. Murcer will serve as our Executive Vice President of Finance and Secretary of the Company, with customary duties applicable to these positions, and which are described in Exhibit A thereof. Under the Murcer Employment Agreement, Mr. Murcer will receive the following compensation: $18,750 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his immediate family. The monthly base salary may be increased or decreased from time to time in the sole discretion of the Company, but in no event shall the monthly base salary be less than the amount stated in this section. Mr. Murcer entitled to four (4) weeks of paid vacation during each year of his employment in accordance to the Company’s vacation accrual policy as defined by our Company handbook; and he may also receive an annual bonus under the Company’s bonus program established by us and as approved by our Board of Directors each calendar year.

The Murcer Employment Agreement also contained customary termination, trade secret and dispute resolution clauses, among others.

Joshua Ploude Employment Agreement

Effective December 31, 2018, Apeiron and Mr. Ploude executed and delivered a 36-month Employment Agreement under which Mr. Ploude will be the Chief Executive Officer of Apeiron, with the attendant duties and responsibilities outlined in his Employment Agreement, at a monthly salary of $16,667 (the “Ploude Employment Agreement”).  On September 1, 2021, Mr. Ploude’s monthly salary was increased to $20,883.33. The Ploude Employment Agreement has customary provisions regarding trade secrets; a one (1) year covenant not to compete; confidentiality; Apeiron’s continued ownership of intellectual property; a duty to cooperate; free, fully-paid licensing to Apeiron of inventions created by Mr. Ploude that he provides or incorporates into any Employer product or system during his employment with Apeiron; and an assignment of Mr. Ploude’s interest in all relevant intellectual property utilized by Apeiron, among other terms and conditions.

Jason N. Welch Employment Agreement

On February 2, 2022 (effective February 14, 2022), we entered into an Employment Agreement with Mr. Welch (the “Welch Employment Agreement”), under which Mr. Welch will serve as the President of IM Telecom, with customary duties applicable to this position, and which are described in Exhibit A thereof. Under the Welch Employment Agreement, Mr. Welch will receive the following compensation: $20,833.33 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his immediate family. The monthly base salary may be increased or decreased from time to time in the sole discretion of the Company, but in no event shall the monthly base salary be less than the amount stated in this section. Mr. Welch is entitled to four (4) weeks of paid vacation during each year of his employment in accordance to the Company’s vacation accrual policy as defined by our Company handbook; and he may also receive an annual bonus under the Company’s bonus program established by us and as approved by our Board of Directors each calendar year.

The Welch Employment Agreement also contained customary termination, trade secret and dispute resolution clauses, among others.

Securities Authorized for Issuance under Equity Compensation Plans

Outstanding Equity Awards

Name	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) not exercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards; number of unearned shares, units or other rights that have not vested (3)	Equity incentive plan awards; market or payout value of unearned shares, united or other rights that have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
D. Sean McEwen	1,500,000	0		$0.2200	(1)	0		0
John Shadek	50,000	0		$0.2000	(2)	0		0
Robert Beaty	100,000	0		$0.3300	(3)	0		0
Robert Beaty	25,000	0		$0.1771	(3)	0		0
Robert Beaty	50,000	0		$0.1672	(3)	0		0
Robert Beaty	25,000	0		$0.1650	(3)	0		0
Robert Beaty	25,000	0		$0.2618	(3)	0		0
Robert Beaty	25,000	0		$0.1309	(3)	0		0
Robert Beaty	25,000	0		$0.0627	(3)	0		0
Robert Beaty	25,000	0		$0.4400	(3)	0		0
Robert Beaty	25,000	0		$0.6600	(3)	0		0
Robert Beaty	25,000	0		$0.9350	(3)	0		0
Robert Beaty	25,000	0		$1.9250	(3)	0		0
Robert Beaty	0	25,000		$1.1440	(3)	0		0
Jeffrey Pearl	100,000	0		$0.4950	(3)	0		0
Jeffrey Pearl	25,000	0		$0.1650	(3)	0		0
Jeffrey Pearl	25,000	0		$0.1232	(3)	0		0
Jeffrey Pearl	25,000	0		$0.1672	(3)	0		0
Jeffrey Pearl	25,000	0		$0.1001	(3)	0		0
Jeffrey Pearl	25,000	0		$0.4895	(3)	0		0
Jeffrey Pearl	25,000	0		$0.5970	(3)	0		0
Jeffrey Pearl	25,000	0		$0.8130	(3)	0		0
Jeffrey Pearl	25,000	0		$1.5950	(3)	0		0
Jeffrey Pearl	0	25,000		$1.3420	(3)	0		0
Nick Metherd	300,000	0		$0.1500	(4)	0		0
Paul LaPier	300,000	0		$0.1500	(4)	0		0
Jonathan So	0	150,000		$0.3200	(5)	0		0
Cynthia Collins	0	75,000		$0.7300	(6)	0		0
Edward Archuleta	0	30,000		$0.7300	(7)	0		0
James Connolly	0	30,000		$0.7300	(7)	0		0
Charles D. Griffin	0	1,100,000		$0.7800	(8)	0		0
Amy Pearson	0	50,000		$0.7500	(9)	0		0
B. Todd Murcer	0	350,000		$1.1650	(10)	0		0
Jason N. Welch	0	350,000		$1.0400	(11)	0		0

(1)	These options vested on the following dates and are exercisable in the following tranches, as vested, and expire December 18, 2022: 187,500 shares exercisable March 18, 2018; June 18, 2018; September 18, 2018; December 18, 2018; March 18, 2019; June 18, 2019; September 18, 2019; and December 18, 2019.

(2)	These options all vested on December 18, 2017 and expire December 18, 2022.

(3)	As part of their designation as directors, Messrs. Addington, Beaty and Pearl (commencing with the quarter beginning on January 28, 2019) were granted quarterly stock option grants to purchase 25,000 shares of our common stock, with the shares being valued at 110% of the fair market value or the closing price of our common stock on the date of the grant for the first year, and thereafter at 110% of the fair market value or the closing price of our common stock on the quarterly date of vesting for the remaining quarters of service as a director. These options expire at the earlier of five (5) years from the date of grant or one (1) year from termination or resignation as a director. These directors were also paid $2,000 per month for their service on the Board of Directors until June of 2021 when the amount was increased to $3,000 per month. See the “Summary Compensation Table” above. Mr. Addington resigned as a director of the Company on January 1, 2020, and he forfeited 175,000 options that were not exercised within the one (1) year period of his resignation on January 1, 2021.

(4)	These options were granted on October 24, 2019, and vest 100,000 shares on December 31, 2019; 100,000 shares on December 31, 2020; and 100,000 shares on December 31, 2021; and they expire on the earlier of five (5) years or three (3) months from the termination of employment.

(5)	These options were granted on April 1, 2021, and vest 50,000 shares on April 1, 2022; 50,000 shares on April 1, 2023; and 50,000 shares on April 1, 2024; and they expire on the earlier of five (5) years or three (3) months from the termination of employment.

(6)	These options were granted on May 17, 2021, and vest 25,000 shares on May 17, 2022; 25,000 shares on May 17, 2023; and 25,000 shares on May 17, 2024; and they expire on the earlier of five (5) years or three (3) months from the termination of employment.

(7)	These options were granted on May 17, 2021, and vest 10,000 shares on May 17, 2022; 10,000 shares on May 17, 2023; and 10,000 shares on May 17, 2024; and they expire on the earlier of five (5) years or three (3) months from the termination of employment.

(8)	These options were granted on July 6, 2021, and vest 275,000 shares on January 7, 2023; 275,000 shares on January 7, 2024; 275,000 shares on January 7, 2025; and 275,000 shares on January 7, 2026; and they expire on the earlier of five (5) years or three (3) months from the termination of employment.

(9)	These options were granted on September 27, 2021, and vest 16,667 shares on September 27, 2022; 16,667 shares on September 27, 2023, and 16,666 shares on September 27, 2024; and they expire on the earlier of five (5) years or three (3) months from the termination of employment.

(10)	These options were granted on January 24, 2022, and vest 87,500 shares on January 24, 2023, 87,500 shares on January 24, 2024, 87,500 shares on January 24, 2025 and 87,500 shares January 24, 2026; and they expire on the earlier of five (5) years.

(11)	These options were granted on February 14, 2022, and vest 87,500 shares February 14, 2023, 87,500 shares on February 14, 2024, 87,500 shares on February 14, 2025 and 87,500 shares on February 14, 2026; and they expire on the earlier of five (5) years.

Compensation of Directors

Mr. McEwen receives no compensation to serve as a Director and Chairman of the Board. Currently, and except for compensation of Mr. McEwen under his Employment Agreement and the $3,000 monthly compensation set out above for certain directors, our directors do not receive any other compensation other than the incentive stock options outlined above in this Item under the heading “Outstanding Equity Awards.”

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

Security Ownership of Beneficial Owners

Name and Address* of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1), (2) & (3)	Percent of Class (1), (2) & (3)
D. Sean McEwen	Common	17,000,000	38.21%
Joshua Ploude	Common	6,300,000	14.16%
Shawnee Communications, Inc.	Common	2,500,000	5.62%

Security Ownership of Officers and Directors

Name and Address* of Officer or Director	Title of Class	Amount and Nature of Beneficial Ownership (1), (2) & (3)	Percent of Class (1), (2) & (3)
D. Sean McEwen	Common	17,000,000	38.21%
Brian R. Riffle	Common	0	0.00%
Paul LaPier	Common	300,000	0.67%
B. Todd Murcer	Common	0	0.00%
Robert Beaty	Common	450,000	1.01%
Jeffrey Pearl	Common	350,000	0.79%
Joshua Ploude	Common	6,300,000	14.16%
Jason N. Welch	Common	0	0.00%
Nicholas Metherd	Common	300,000	0.67%
All Officers and Directors as a Group	Common	24,700,000	55.52%

*The Company’s principal executive office address on the cover page.

(1) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within sixty (60) days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2) Based on 41,615,406 issued and outstanding shares of common stock, together with 2,875,000 vested options, comprised of 1,500,000 for Sean McEwen, 425,000 for Robert Beaty, 350,000 Jeffrey Pearl, 300,000 for Nick Metherd and 300,000 for Paul LaPier, for a total of 44,490,406 issued (or issuable with respect to such options within sixty [60] days) and outstanding shares of common stock, as of the date of this Annual Report. SEC Rule 13d-3 generally provides that management’s beneficial ownership of securities includes any such security that can be acquired within sixty (60) days. Accordingly, any securities not outstanding, which are subject to such options, warrants or conversion privileges and exercisable within sixty (60) days, are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person, and are not treated as outstanding for the purpose of computing the percentage of the class owned by any such person.

(3) Joshua Ploude acquired 6,300,000 shares of our common stock under the Apeiron Systems Merger Agreement outlined in our 8-K Current Report dated December 31, 2018 and filed with the SEC on December 31, 2018. See the heading “Apeiron Systems Merger Current Reports” in Part IV, Item 15 hereof. The beneficial ownership of Mr. McEwen in the “Beneficial Owners” table includes 15,500,000 shares directly owned; and 1,500,000 shares underlying personally owned vested options, all of which vested options can be exercised within sixty (60) days of the filing of this Annual Report.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions with Shareholders

During 2019, Apeiron System’s CEO, Joshua Ploude, advanced $200,000 to the Company. This amount was fully repaid as of October, 2020.

During 2017, three of the Company’s shareholders, D. Sean McEwen, Matthew Atkinson, and Mark Savage advanced $191,500, $15,063 and $7,564, respectively, to the Company. The amounts advanced were used for working capital purposes and did not bear any interest and had no maturity date. All advances were fully repaid as of December 31, 2019.

Transactions with CFO Strategies LLC

Brian R. Riffle, the CFO of the Company, is the Managing Partner of CFO Strategies, LLC. Payments of $37,160 were made to CFO Strategies LLC as compensation for the CFO services of Mr. Riffle.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants, Haynie & Company, CPAs, during the years ended December 31, 2021, and 2020, respectively:

Fee Category	2021	2020
Audit Fees	$106,156	$92,525
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$106,156	$92,525

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

(This space intentionally left blank)

PART IV

ITEM 15:  EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See the audited financial statements of the Company contained in Part II, Item 8 above, of this Annual Report, which are incorporated herein by this reference.

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

(a) Exhibits.

Exhibit	Description of Exhibit	Filing
Number
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
10.1	Third Amended Employment Agreement with D. Sean McEwen	Filed herewith.

14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.1	Insider Trading Policy	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

Apeiron Systems Merger Current Reports

8-K Current Report dated January 31, 2019, and filed with the SEC on January 31, 2019 (Press Release)

8-K Current Report dated December 31, 2018, and filed with the SEC on December 31, 2018.

Agreement and Plan of Merger

Ploude Employment Agreement

Yanson Employment Agreement

Lock-up/Leak-out Agreement

Shareholder Voting Agreement

8-K/A-2 Current Report dated December 31, 2018, and filed with the SEC on June 21, 2021

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

8-KA-1 Current Report of the February 7, 2018, and filed with the SEC on January 14, 2019.

8-K Current Report dated February 19, 2019 and filed with the SEC on February 19, 2019.

Press Release

8-K Current Report dated September 4, 2019, filed with the SEC on September 6, 2019.

Morrow Settlement Agreement and Release

8-K Current Report dated January 1, 2022, and filed with the SEC on January 14, 2022.

First Amended Employment Agreement with D. Sean McEwen

2nd Amended Employment Agreement with D. Sean McEwen

Charles D. Griffin Employment Agreement

8-K/A-1 Current Report dated February 4, 2022, and filed with the SEC on April 8, 2022.

Jason N. Welch Employment Agreement

8-K Current Report dated February 4, 2022, and filed with the SEC on February 11, 2022.

Murcer Employment Agreement

ITEM 16. FORM 10-K SUMMARY

None.

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	April 14, 2022	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	April 14, 2022	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 14, 2022	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, CEO and a Director

Date:	April 14, 2022	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Date:	April 14, 2022	By:	/s/ Robert Beaty
Robert Beaty
Director

Date:	April 14, 2022	By:	/s/ Jeffrey Pearl
Jeffrey Pearl
Director

