Form 10-Q
period 2022-03-31
KonaTel, Inc.
filed 2022-05-23
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	41,615,406 shares
Class	Outstanding as of March 31, 2022

References

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named “Dala Petroleum Corp.,” which is the Registrant; and our wholly-owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron Systems”), and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“Infiniti Mobile”).

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

2

KONATEL, INC.

FORM 10-Q

March 31, 2022

PART I - FINANCIAL STATEMENTS

March 31, 2022

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and Cash Equivalents	$1,452,869	$932,785
Accounts Receivable, net	982,112	1,274,687
Inventory, Net	634,649	566,839
Prepaid Expenses	33,140	79,467
Other Current Asset	163	164
Total Current Assets	3,102,933	2,853,942

Property and Equipment, Net	44,770	48,887

Other Assets
Intangible Assets, Net	785,170	807,775
Other Assets	154,297	154,297
Investments	10,000	10,000
Total Other Assets	949,467	972,072
Total Assets	$4,097,170	$3,874,901

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,068,388	$930,449
Right of Use Operating Lease Obligation - current	37,164	50,672
Total Current Liabilities	1,105,552	981,121

Long Term Liabilities
Right of Use Operating Lease Obligation - long term	126,973	136,445
Note Payable - long term	150,000	150,000
Total Long Term Liabilities	276,973	286,445
Total Liabilities	1,382,525	1,267,566
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 41,615,406 outstanding and issued at March 31, 2022 and 41,615,406 outstanding and issued at December 31, 2021	41,615	41,615
Additional Paid In Capital	8,062,983	7,911,224
Accumulated Deficit	(5,389,953)	(5,345,504)
Total Stockholders’ Equity	2,714,645	2,607,335
Total Liabilities and Stockholders’ Equity	$4,097,170	$3,874,901

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$4,227,856	$2,392,838
Cost of Revenue	2,580,595	1,481,677
Gross Profit	1,647,261	911,161

Operating Expenses
Payroll and Related Expenses	1,132,313	549,199
Operating and Maintenance	642	290,322
Bad Debt	55	—
Professional Services	149,170	—
Utilities and Facilities	35,687	48,366
Depreciation and Amortization	4,117	213,554
General and Administrative	60,918	20,442
Marketing and Advertising	47,670	11,086
Application Development Costs	134,605	—
Taxes and Insurance	31,379	8,672
Total Operating Expenses	1,596,556	1,141,641

Operating Income/(Loss)	50,705	(230,480)

Other Income and Expense
Interest Expense	(24,030)	(2,242)
Other Expenses	(71,124)	—
Total Other Income and Expenses	(95,154)	(2,242)

Net Loss	$(44,449)	$(232,722)

Earnings (Loss) per Share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)
Weighted Average Outstanding Shares
Basic	41,615,406	40,692,286
Diluted	41,615,406	40,692,286

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2021	40,692,286	$40,692	$7,460,632	$(5,968,489)	$1,532,835

Stock Based Compensation	—	—	31,344	—	31,344

Net Loss	—	—	—	(232,722)	(232,722)

Balances as of March 31, 2021	40,692,286	$40,692	$7,491,976	$(6,201,211)	$1,331,457

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2022	41,615,406	$41,615	$7,911,224	$(5,345,504)	$2,607,335

Stock Based Compensation	—	—	151,759	—	151,759
	—	—	—	—	—
Net Loss	—	—	—	(44,449)	(44,449)

Balances as of March 31, 2022	41,615,406	$41,615	$8,062,983	$(5,389,953)	$2,714,645

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$(44,449)	$(232,722)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and Amortization	$4,117	$213,554
Bad Debt	55	43
Stock-based Compensation	151,759	31,344
Change in Right of Use Asset	22,604	(156,422)
Change in Lease Liability	(22,979)	181,771
Changes in Operating Assets and Liabilities:
Accounts Receivable	292,520	(52,996)
Inventory	(67,810)	786
Prepaid Expenses	46,328	563
Accounts Payable and Accrued Expenses	137,939	(62,581)
Deferred Revenue	—	(37,677)
Other Assets	—	(201)
Net cash provided by operating activities	520,084	(114,538)

Cash Flows from Investing Activities
Net cash (used in) investing activities	—	—

Cash Flows from Financing Activities
Repayments of amounts of Notes Payable	—	(31,321)
Net cash provided by (used in) financing activities	—	(31,321)

Net Change in Cash	520,084	(145,859)
Cash - Beginning of Year	932,785	715,195
Cash - End of Period	$1,452,869	$569,336

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,121	$1,974
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$199,245

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

KonaTel Inc., a Delaware corporation, formerly known as Dala Petroleum Corp. (the “Company,” “we,” “our,” or “us”), also formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation (“Westcott”). On December 18, 2017, we acquired KonaTel, Inc, a Nevada subchapter S-Corporation (“KonaTel Nevada”), in a merger with our acquisition subsidiary under which KonaTel Nevada became our wholly-owned subsidiary.

On December 31, 2018, we acquired Apeiron Systems, Inc. (www.apeiron.io) (“Apeiron Systems” or “Apeiron”), which is also our wholly owned subsidiary. Apeiron was organized in 2013 and is an international hosted services Communications Platform as a Service (“CPaaS”) provider that designed, built, owns and operates its national private core network, supporting a suite of business communications services, all accessible via proprietary Applications Programming Interfaces (“APIs”). As a Federal Communications Commissions (“FCC”) licensed Internet Telephony Service Provider (“ITSP”), Apeiron also holds an FCC numbering authority license. Some of Apeiron’s hosted services include Voice over IP (“VoIP”), cellular and Over-The-Top (“OTT”) telephony, SMS/MMS messaging and broadcast services, numbering features, including Cloud IVRs, Voicemail, Fax, Call Recording and other services through local, toll-free and international phone numbers. Supported by its national redundant network, Apeiron also provides public and private IP network services, including Multiprotocol Label Switching (“MPLS”), Dedicated Internet and LTE Wireless WAN solutions. Apeiron’s cloud services include Information Data Dips, Software-Defined Wide Area Networking (“SD-WAN”) and Internet of Things (“IoT”) data and device management. Apeiron primarily distributes its services nationally through its website, its sales staff, independent sales agents and Independent Sales Organizations (“ISOs”).

On February 5, 2018, we entered into a purchase agreement to acquire IM Telecom, LLC, an Oklahoma limited liability company (www.infinitimobile.com), doing business as Infiniti Mobile (“IM Telecom” or “Infiniti Mobile”). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. IM Telecom operates as a wholly-owned subsidiary of KonaTel. It is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of twenty-two (22) original FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan since 2012, of which approximately twelve (12) license holders remain active today. The FCC has not approved (granted) a new wireless reseller Lifeline Compliance Plan since 2012. As a licensed ETC, IM Telecom is currently authorized to distribute Lifeline subsidized mobile voice/data service in nine (9) states. In addition to Lifeline, IM Telecom is also an FCC licensed Affordable Connectivity Program (“ACP”) provider, authorized to distribute ACP subsidized high-speed mobile data service in the forty-eight (48) contiguous states plus Washington D.C. and Puerto Rico. Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income Americans. ACP is an FCC program that provides subsidized high-speed wireless data services to low-income Americans. IM Telecom distributes Lifeline and ACP services under its Infiniti Mobile brand name through its website, sales staff, retail location and ISOs. IM Telecom also offers non-Lifeline and non-ACP services throughout the United States.

Apeiron Systems is headquartered in Los Angeles, California. It also has some management staff in Plano, Texas, customer service and software engineering resources staffed in Johnstown, Pennsylvania and software engineering services staffed in Europe and Asia. IM Telecom is headquartered in Plano, Texas, and operates a retail operation in Tulsa, Oklahoma.

We are headquartered in Plano, Texas. Apeiron Systems has fifteen (15) full-time employees; IM Telecom has five (5) full-time employees and four (4) part-time employees; and we have four (4) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, across our two wholly-owned subsidiaries, Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC and ACP subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to nine (9) states and our ACP services distributed in the forty-eight (48) contiguous states, Washington D.C. and Puerto Rico, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

We generate revenue from two (2) primary sources, Hosted Services and Mobile Services:

•	Our Hosted Services include a suite of hosted CPaaS services within the Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and ISOs.

•	Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through our subsidiaries Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or the FCC’s ACP mobile data program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP program, are subject to change and may have a material impact on our Mobile Services business if changed, reduced or eliminated.

Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2021.

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

Earnings (Loss) Per Share

Basic income (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are computed by using the “Treasury Stock Method,” which computes the number of new shares that may potentially be created by unexercised options. Diluted common share equivalents are stock based compensation options. The dilutive common shares for the three months ended March 31, 2022, are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended March 31,
	2022	2021
Net income	$(44,449)	$(232,722)
Weighted average shares outstanding during period on which basic earnings per share is calculated	41,615,406	40,692,286
Effect of dilutive shares
Incremental shares under stock-based compensation	2,194,079	—
Weighted average shares outstanding during period on which diluted earnings per share would be calculated	43,818,105	40,692,286

Earnings per share attributable to common stockholders
Basic earnings per share	$0.00	$(0.01)
Diluted earnings per share	$0.00	$(0.01)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2022, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $802,886, or 85.5% and $109,975, or 11.7%. It should be noted that the largest customer is the FCC. As of December 31, 2021, the Company had a significant concentration of receivables from two (2) customers in the amounts of $783,431, or 63.9%, and $194,647, or 15.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from large customers and the government. For the three months ended March 31, 2022, the Company had two (2) customers that accounted for $915,837 or 21.7% and $2,431,569 or 57.5% of revenue, respectively. For the three-month period ended March 31, 2021, the Company had one (1) customer that accounted for $830,134, or 34.7%, of revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,551	94,552
	461,610	461,611
Less: Accumulated Depreciation	(416,840)	(412,724)
Property and equipment, net	$44,770	$48,887

Depreciation related to Property and Equipment amounted to $4,117 and $12,969 for the three-month periods ended March 31, 2022, and 2021, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 3 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 3.29% and 5.34%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under two (2) non-cancelable leases. As of March 31, 2022, the Company had one (1) property with a lease term in excess of one (1) year. This lease liability expires March 31, 2026. The Company has one (1) current lease liability. This lease liability expires May 15, 2022. In January 2021, the Company entered into a new, five (5) year lease for its corporate headquarters located in Plano, TX.

Future lease liability payments under the terms of these leases are as follows:

2022	$58,547
2023	$45,578
2024	$46,596
2025	$47,615
2026	$11,968
Total	$210,304
Less Interest	$46,167
Present value of minimum lease payments	$164,137
Less Current Maturities	$37,164
Long Term Maturities	$126,973

The Company also leases two (2) office/retail spaces on a month-to-month basis. Total lease expense for the three months ended March 31, 2022, and 2021, was $30,897 and $10,653, respectively, for these leases.

NOTE 4 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of a Lifeline License granted by the FCC.

The Lifeline License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The Lifeline License was acquired through an acquisition. The fair market value of the License as of March 31, 2022, was $634,251.

	March 31, 2022	December 31, 2021
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	634,251	634,251
Right of Use Assets - net	150,920	173,524
Intangible Assets net	$785,170	$807,775

Amortization expense amounted to $0, and $200,583 for the three months ended March 31, 2022, and 2021. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Current intangible assets, except for the Lifeline License, were fully amortized as of December 31, 2021.

NOTE 5 – NOTES PAYABLE

In 2020, the Company was granted a $150,000 Economic Injury Disaster Loan (“EIDL”) from the SBA. The term of the loan is thirty (30) years, at an interest rate of 3.75% on advanced funds. Installment payments were to begin twelve (12) months following the loan date but have subsequently been deferred through September of 2022. As of March 31, 2022, the balance of the loan is $150,000.

NOTE 6 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of March 31, 2022, there are no ongoing legal proceedings.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania in respect of an audit of sales and use tax liability for the audit period of January 1, 2016, through September 30, 2019. The assessment is in the amount of $111,650, including interest and penalties calculated on sales made inside and outside Pennsylvania. The Company appealed this assessment in August 2021 and at the request of the state, has provided additional information to support its appeal. The Company’s position is that Pennsylvania has no sales tax authority to levy and collect sales tax on sales made in states outside Pennsylvania, and that it will be successful on appeal for a minimum of 93% of the assessment amount. A potential liability in the amount of $7,000 has been recorded. The State of Pennsylvania rejected an appeal by the Company.  In response, the Company has engaged representation to further discussions on this matter and maintains the position that Pennsylvania does not have sales tax authority to levy assessments for sales made outside of the state.

Letters of Credit

The Company had no outstanding letters of credit as of March 31, 2022.

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

Hosted Services – This segment includes a suite of hosted CPaaS services within the Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free, and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management. These Hosted Services are marketed nationally through Apeiron’s website, its own sales staff, independent sales agents and ISOs.

Mobile Services – This segment includes retail and wholesale cellular voice/text/data services and IoT mobile data services through our subsidiaries Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of cellular voice service and mobile data service by IM Telecom under its Infiniti Mobile brand to low-income American households that qualify for the FCC’s Lifeline voice service program and the FCC’s ACP mobile data program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP program, are subject to change and may have a material impact on our Mobile Services business if changed, reduced, or eliminated.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the three months period ended March 31, 2022
Revenue	$1,434,555	$2,793,301	$4,227,856
Gross Profit	$455,314	$1,191,947	$1,647,261
Depreciation and amortization	$3,841	$276	$4,117
Additions to property and equipment	—	—	—
Gross Margin %	31.7%	42.7%	39.0%

For the three months period ended March 31, 2021
Revenue	$1,225,866	$1,166,972	$2,392,838
Gross Profit	$455,936	$455,225	$911,161
Depreciation and amortization	$216,160	$15,576	$231,736
Additions to property and equipment	—	—	—
Gross Margin %	37.2%	39.0%	38.1%

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has not issued common stock through March 31, 2022, nor for the year ended December 31, 2021.

Stock Compensation

The Company offers stock option equity grants to directors and key employees. Options vest in tranches and typically expire in five (5) years. For the three months ended March 31, 2022, and 2021, the Company recorded options expense of $151,759 and $31,344, respectively. The option expense not taken as of March 31, 2022, is $1,551,867, with a weighted average term of 2.10 years.

B. Todd Murcer, who was elected our Executive Vice President of Finance and Secretary on February 4, 2022, was granted 350,000 incentive stock options as of the effective date of his Employment Agreement at an exercise price of $1.165 per share, vesting on the four (4) year anniversary dates of the grants, at the fair market value of our common stock on the date of grant or January 24, 2022. The stock option value of $407,750 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.165, a strike price of $1.165, a term of 5-years, volatility of 604.58%, and a rate-free discount of 1.39%.

Jeffrey Pearl, an independent Board member, was granted 25,000 quarterly incentive stock options on January 28, 2022, at an exercise price of $1.342, fully vested, which was 110% of the fair market value of our common stock on the date of grant. The stock option value of $25,000 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.220, a strike price of $1.342, a term of 5-years, volatility of 577.44%, and a rate-free discount of 1.61%.

Robert Beaty, an independent Board member, was granted 25,000 quarterly incentive stock options on February 12, 2022, at an exercise price of $1.138, fully vested, which was 110% of the fair market value of our common stock on the date of grant. The stock option value of $25,000 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.035, a strike price of $1.1385, a term of 5-years, volatility of 588.64%, and a rate-free discount of 1.84%.

Jason Welch, who was elected as the President of IM Telecom on February 14, 2022, was granted 350,000 incentive stock options as of the effective date of his Employment Agreement at an exercise price of $1.04 per share, vesting on the four (4) year anniversary dates of the grants, at the fair market value of our common stock on the date of grant or February 14, 2022. The stock option value of $364,000 was computed using the Black-Scholes-Merton pricing model using a stock price of $1.04, a strike price of $1.04, a term of 5-years, volatility of 621.64%, and a rate-free discount of 1.85%.

The following table represents stock option activity as of and for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2021	4,260,000	$0.37	2.25	$5,862,938
Granted	750,000	1.11	4.85	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding – March 31, 2022	5,010,000	$.48	2.10	$2,121,359

Exercisable and Vested, March 31, 2022	2,202,699	$.27	1.46	$1,396,659

NOTE 9 – SUBSEQUENT EVENTS

Below are events that have occurred since March 31, 2022:

Incentive Stock Option Grants

The Company granted two (2) quarterly director 25,000 share Incentive Stock Options, one to Jeffrey Pearl on April 28, 2022, at an exercise price of $1.10, fully vested; and one to Robert Beaty on May 12, 2022, at an exercise price of $1.012, fully vested. The exercise prices were based upon 110% of the fair market value or closing public trading price of the Company’s common stock on the date of grant.

Additional Office Lease

As Management has decided to transition back to domestic customer service operations, the Company’s subsidiary, IM Telecom, executed a three (3) year office lease agreement with the Poarch Band of the Creek Nation, commencing June 1, 2022, to support our new national customer service center in Atmore, Alabama.

Debt Financing

On May 18, 2022, the Company entered into a non-binding letter of intent to secure $3,000,000 of debt financing that will be utilized to expand the Company’s Mobile Services customer base.

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

Overview of Current and Planned Business Operations

We continue to pursue market opportunities for the distribution of our current products and services described in our “Principal Products or Services and their Markets” summary on page 8 of this Quarterly Report. In addition, we continue to pursue expanded market distribution opportunities, development of new products and services, the addition of new lines of business and accretive acquisition opportunities that may enhance or expand our current product and service offerings.

Results of Operations

Comparison of the quarter ended March 31, 2022, to the quarter ended March 31, 2021

For the quarter ended March 31, 2022, we had $4,227,856 in revenues from operations compared to $2,392,838 for the quarter ended March 31, 2021, for a total revenue increase of $1,835,018. This increase in first quarter revenue was caused by an increase in both our Hosted Services and Mobile Services segments, with Mobile Services expanding due to the introduction of the ACP program, which also boosted the Lifeline program, adding additional revenues for the distribution of high-speed mobile data service to low-income consumers.

For the quarter ended March 31, 2022, our cost of revenue was $2,580,595 compared to $1,481,677 in the quarter ended March 31, 2021, for a cost of revenue increase of $1,098,918. Our first quarter cost of revenue increase was primarily the result of increased network, handset and sales commission costs related to distributing additional services.

For the quarter ended March 31, 2022, we had a gross profit of $1,647,261 compared to $911,161 in the quarter ended March 31, 2021, for a gross profit increase of $736,100 in the first quarter.

For the quarter ended March 31, 2022, total operating expenses were $1,596,556 compared to $1,141,641 in the quarter ended March 31, 2021, for an increase of $454,915 in the first quarter. This increase was due primarily to increases in payroll and related expenses resulting mostly from the hiring of management level operations positions in both our subsidiaries Apeiron Systems and IM Telecom.

For the quarter ended March 31, 2022, other income (expense) was $(95,154) compared to $(2,242) in the quarter ended March 31, 2021.

For the quarter ended March 31, 2022, we had a net loss of $44,449 compared to a net loss of $232,722 in the quarter ended March 31, 2021. The loss for the quarter ended March 31, 2022, was impacted by an acceleration of growth in our Mobile Services segment that increased our customer acquisition cost and some one-time charges described below.

As part of the Company’s Mobile Service expansion plan, the Company took one-time legal and regulatory charges in the first quarter 2022 of approximately $103,000 to support expansion into additional Mobile Service distribution territories (i.e., states).

Due to the success we are having with growing our Mobile Services subscriber base, Management has chosen, over the next two quarters, to accelerate growth within this segment, primarily influenced by expanded government subsidies and new wireless voice/data services for eligible low-income families. As a result, the Company recognized increases in Mobile Services revenue and direct costs during the quarter ending March 31, 2022. Since the Company may not capitalize customer acquisition costs over the average life of a customer, we recognize the full incremental cost of each new Mobile Service customer at the start of service, which is typically recovered within 100 days after activation. During this period of intentional accelerated growth, Management foresees a temporary reduction of gross margins as the Company continues to accelerate the expansion of its Mobile Service customer base.

Liquidity and Capital Resources

As of March 31, 2022, we had $1,452,869 in cash and cash equivalents on hand.

In comparing liquidity between the three-month periods ending March 31, 2022, and March 31, 2021, cash assets increased by 155.2%. This increase was primarily attributable to adding more Mobile Services subscribers. Liabilities and total overall debt declined by 5.1% in the three-month period ended March 31, 2022, when compared to March 31, 2021. Growth in our Mobile Services customer base is expected to provide additional long-term liquidity, however, in the near term, additional operating capital may be required to support a period of expanding Mobile Services growth. Therefore, Management is currently working to secure short term debt financing to support the growth of our government subsidized Mobile Services.

Our current ratio (current assets divided by our current liabilities) decreased to 2.81 as of March 31, 2022, compared to .94 as of March 31, 2021. Working capital increased by 3,151.8%.

Cash Flow from Operations

During the three months ended March 31, 2022, cash flow provided by operating activities was $520,084, and for the three months ended March 31, 2021, cash flow used in operating activities was $114,538.

Cash Flows from Investing Activities

During the three months ended March 31, 2022, and 2021, no cash flow was used in investing activities.

Cash Flows from Financing Activities

During the three months ended March 31, 2022, no cash flow was used in financing activities. For the three months ended March 31, 2021, net cash flow used in financing activities was $31,321, for repayments of notes payable.

Going Concern

For the three months ended March 31, 2022, the Company generated a net loss of $44,449, compared to a net loss for the three months ended March 31, 2021, of $232,722. The Company has continued to sustain itself through the operations of the business, indicated by net cash from operations of $520,084 for the three months ended March 31, 2022. The accumulated deficit as of March 31, 2022, is $5,389,954.

The Company has continued to ameliorate any substantial going concern doubt by generating additional cash flow in the first quarter of 2022, the year ended 2021 and the year ended 2020; however, as the Company has started to increase its Mobile Services customer base in the first quarter of 2022 and for the foreseeable future, additional operating capital to may be required to support expanding customer acquisition costs (sales).

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three-month period ended March 31, 2022.

Critical Accounting Policies

Earnings Per Share

We follow ASC Topic 260 to account for the earnings per share. Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income available to common stockholders by the weighted average number of common shares and dilutive common share equivalents outstanding. As of March 31, 2022, and March 31, 2021, there are 2,875,000 and 3,475,000 respectively, potentially dilutive common shares.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2022, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $802,886, or 85.5% and $109,975, or 11.7%. It should be noted that the largest customer is the FCC. As of December 31, 2021, the Company had a significant concentration of receivables from two (2) customers in the amounts of $783,431, or 63.9%, and $194,647, or 15.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the three months ended March 31, 2022, the Company had two (2) customers that accounted for $915,837 or 21.7% and $2,431,569 or 57.5% of revenue, respectively. For the three-month period ended March 31, 2021, the Company had one (1) customer that accounted for $830,134, or 34.7%, of revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2022, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Item 1A. Risk Factors, Part I, commencing on page nine (9) of the Company’s 10-K Annual Report for the fiscal year ended December 31, 2021, filed with the SEC on April 14, 2022, for a list of “Risk Factors,” which Annual Report can be accessed by Hyperlink in Part II, Item 6 hereof.

Our business operations could be impacted by the current world health crisis. The following risk factor regarding the COVID-19 pandemic was one of the risk factors included in the Company’s 10-K Annual Report for the year ended December 31, 2021:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See NOTE 8-Stockholders’ Equity and NOTE 9-Subsequent Events, of our Condensed Consolidated Financial Statements included in this Quarterly Report respecting the grant of certain additional incentive stock options during and subsequent to the quarter ended March 31, 2022.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On March 28, 2022, the Company’s board of directors consented to extend the exercise period of all vested shares under the Incentive Stock Options granted former employees Nick Metherd and Paul LaPier for an additional ninety (90) days following their respective resignations from the Company, by reason of their providing of continued consulting services to the Company.

Additionally, earlier today, the Company disseminated a press release (Exhibit 99 hereto) regarding the earnings set forth in this Quarterly Report, and this press release in being furnished for the purposes of Section 18 of the Exchange Act and “SEC Regulation FD Disclosure” only.  This press release shall not be deemed to be incorporated by reference into our filings under the Securities Act of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99	Earnings Press Release dated May 23, 2022	Filed herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2021, and filed with the SEC on April 14, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	May 23, 2022	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 23, 2022	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	May 23, 2022	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

