Form 10-Q
period 2022-06-30
KonaTel, Inc.
filed 2022-08-15
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	41,615,406 shares
Class	Outstanding as of June 30, 2022

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

2

KONATEL, INC.

FORM 10-Q

June 30, 2022

PART I - FINANCIAL STATEMENTS

June 30, 2022

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and Cash Equivalents	$2,430,966	$932,785
Accounts Receivable, net	1,421,026	1,274,687
Inventory, Net	1,007,206	566,839
Prepaid Expenses	10,124	79,467
Other Current Asset	164	164
Total Current Assets	4,869,486	2,853,942

Property and Equipment, Net	42,712	48,887

Other Assets
Intangible Assets, Net	845,377	807,775
Other Assets	120,970	154,297
Investments	10,000	10,000
Total Other Assets	976,347	972,072
Total Assets	$5,888,545	$3,874,901

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,239,530	$930,449
Loans Payable, net of origination fees	2,984,181	—
Right of Use Operating Lease Obligation - current	60,452	50,672
Total Current Liabilities	4,284,163	981,121

Long Term Liabilities
Right of Use Operating Lease Obligation - long term	165,554	136,445
Note Payable - long term	—	150,000
Total Long Term Liabilities	165,554	286,445
Total Liabilities	4,449,717	1,267,566
Commitments and contingencies
Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized, 41,615,406 outstanding and issued at June 30, 2022 and 41,615,406 outstanding and issued at December 31, 2021	41,615	41,615
Additional Paid In Capital	8,265,520	7,911,224
Accumulated Deficit	(6,868,307)	(5,345,504)
Total Stockholders’ Equity	1,438,828	2,607,335
Total Liabilities and Stockholders’ Equity	$5,888,545	$3,874,901

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$5,123,097	$2,913,873	$9,350,954	$5,306,711
Cost of Revenue	4,680,530	1,476,485	7,261,127	2,958,162
Gross Profit	442,567	1,437,388	2,089,827	2,348,549

Operating Expenses
Payroll and Related Expenses	1,238,979	588,328	2,371,294	1,180,871
Operating and Maintenance	717	—	1,359	—
Bad Debt	29,078	—	29,133	—
Professional Services	145,477	59,602	294,647	143,725
Utilities and Facilities	39,348	18,995	75,035	70,797
Depreciation and Amortization	2,059	213,552	6,176	427,105
General and Administrative	119,316	37,616	180,233	145,661
Marketing and Advertising	37,357	1,637	85,027	12,723
Application Development Costs	115,089	119,740	249,694	119,740
Taxes and Insurance	92,281	16,850	123,660	24,695
Total Operating Expenses	1,819,701	1,056,320	3,416,258	2,125,317

Operating Income/(Loss)	(1,377,134)	381,068	(1,326,431)	223,232

Other Income and Expense
Interest Expense	(47,146)	(7,514)	(71,176)	(9,756)
Other Expenses	(54,073)	(32,469)	(125,196)	(105,113)
Total Other Income and Expenses	(101,219)	(39,983)	(196,372)	(114,869)

Net Income (Loss)	$(1,478,353)	$341,085	$(1,522,803)	$108,363

Earnings (Loss) per Share
Basic	$(0.04)	$0.01	$(0.04)	$0.00
Diluted	$(0.04)	$0.01	$(0.04)	$0.00
Weighted Average Outstanding Shares
Basic	41,615,406	40,692,286	41,615,406	40,692,286
Diluted	41,615,406	44,217,286	41,615,406	44,217,286

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2021	40,692,286	$40,692	$7,460,632	$(5,968,489)	$1,532,835

Stock Based Compensation	—	—	79,058	—	79,058

Net Income	—	—	—	108,363	108,363

Balances as of June 30, 2021	40,692,286	$40,692	$7,539,690	$(5,860,126)	1,720,256

Balances as of April 1, 2021	40,692,286	40,692	7,491,976	(6,201,211)	1,331,457

Stock Based Compensation	—	—	47,714	—	47,714

Net Income	—	—	—	341,085	341,085

Balances as of June 30, 2021	40,692,286	40,692	7,539,690	(5,860,126)	1,720,256

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2022	41,615,406	41,615	7,911,224	(5,345,504)	2,607,335

Stock Based Compensation	—	—	354,296	—	354,296

Net Loss	—	—	—	(1,522,803)	(1,522,803)

Balances as of June 30, 2022	41,615,406	$41,615	$8,265,520	$(6,868,307)	$1,438,828

Balances as of April 1, 2022	41,615,406	41,615	8,062,983	$(5,389,954)	2,714,644

Stock Based Compensation	—	—	202,537	—	202,537

Net Loss	—	—	—	(1,478,353)	(1,478,353)

Balances as of June 30, 2022	41,615,406	41,615	8,265,520	(6,868,307)	1,438,828

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,522,803)	$108,363
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	$6,176	$427,105
Loan Origination Cost Amortization	7,713	—
Bad Debt	29,133	427
Stock-based Compensation	354,296	79,058
Change in Right of Use Asset	(37,602)	(149,133)
Change in Lease Liability	38,888	159,690
Changes in Operating Assets and Liabilities:
Accounts Receivable	(175,471)	(309,304)
Inventory	(440,367)	(76,848)
Prepaid Expenses	102,669	13,926
Accounts Payable and Accrued Expenses	309,081	(65,528)
Deferred Revenue	—	(37,677)
Net cash provided by (used in) operating activities	(1,328,287)	150,079

Cash Flows from Investing Activities	—	—
Net cash (used in) investing activities	—	—

Cash Flows from Financing Activities
Proceeds from short-term note payable	3,150,000	—
Loan origination cost	(173,532)	—
Repayments of amounts of Notes Payable	(150,000)	(77,031)
Net cash provided by (used in) financing activities	2,826,468	(77,031)

Net Change in Cash	1,498,181	73,048
Cash - Beginning of Year	932,785	715,195
Cash - End of Period	$2,430,966	$788,243

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,099	$3,133
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$71,304	$199,245

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

We are headquartered in Plano, Texas. Apeiron Systems has fourteen (14) full-time employees; IM Telecom has thirteen (13) full-time employees and four (4) part-time employees; and we have four (4) full-time employees.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates in these financial statements include the allowance for doubtful receivables, allowance for inventory obsolescence, the estimated useful lives of property and equipment, and stock-based compensation. Actual results could differ from those estimates.

Basis of Consolidation

The condensed consolidated financial statements include the Company and three wholly owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems and IM Telecom. All significant intercompany transactions are eliminated.

Earnings (Loss) Per Share

Basic income (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are computed by using the “Treasury Stock Method,” which computes the number of new shares that may potentially be created by unexercised options. Diluted common share equivalents are stock based compensation options. The dilutive common shares derived from stock options are 2,205,473 and 2,241,782, for the three and six months ended June 30, 2022, respectively, are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income (Loss)	$(1,478,353)	$341,085	$(1,522,803)	$108,363
Weighted average shares outstanding during period on which basic earnings per share is calculated	41,615,406	40,692,286	41,615,406	40,692,286
Effect of dilutive shares
Incremental shares under stock-based compensation		2,538,352		2,538,352
Weighted average shares outstanding during period on which diluted earnings per share would be calculated	41,615,406	43,230,638	41,615,406	43,230,638

Earnings per share attributable to common stockholders
Basic earnings per share	$(0.04)	$0.01	$(0.04)	$0.00
Diluted earnings per share	$(0.04)	$0.01	$(0.04)	$0.00

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2022, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from one (1) customer in the amount of $1,308,193, or 92.1%. It should be noted that the largest customer is the FCC. As of December 31, 2021, the Company had a significant concentration of receivables from two (2) customers in the amounts of $783,431, or 63.9%, and $194,647, or 15.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from large customers and the government. For the three months ended June 30, 2022, the Company had two (2) customers that accounted for $910,574 or 17.8% and $3,310,128 or 64.6% of revenue, respectively. For the three-month period ended June 30, 2021, the Company had two (2) customers that accounted for $944,509 or 32.4% and $1,071,386 or 36.8% of revenue, respectively. For the six months ended June 30, 2022, the Company had two (2) customers that accounted for $1,826,412 or 19.5% and $5,741,697 or 61.4% of revenue, respectively. For the six-month period ended June 30, 2021, the Company had two (2) customers that accounted for $1,774,644 or 33.4% and $1,664,735 or 31.4% of revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards and cell phones, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (FIFO) valuation method. On a monthly basis, inventory is counted at our warehouse facility, and on a quarterly basis inventory is reviewed for obsolescence and counted for accuracy with distributors. At June 30, 2022, and December 31, 2021, the Company had inventory of $1,007,206 and $566,839, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(418,899)	(412,724)
Property and equipment, net	$42,712	$48,887

Depreciation related to Property and Equipment amounted to $2,059 and $12,969 for the three-month periods ended June 30, 2022, and 2021, respectively. For the six-month periods ended June 30, 2022, and 2021, depreciation was $6,176 and $25,938. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 3.29% and 5.34%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under three (3) non-cancelable leases. As of June 30, 2022, the Company had two (2) properties with a lease term more than one (1) year. These lease liabilities expire June 1, 2025, and March 31, 2026. The Company has one (1) current lease liability. This lease liability expired May 15, 2022. In January 2021, the Company entered into a new, five (5) year lease for its corporate headquarters located in Plano, TX. In June 2022, the Company entered into a three (3) year lease for its new U.S. based national call center operation in Atmore, AL.

Future lease liability payments under the terms of these leases are as follows:

2022	$40,986
2023	$71,026
2024	$72,044
2025	$58,218
2026	$11,968
Total	$254,242
Less Interest	$28,236
Present value of minimum lease payments	$226,006
Less Current Maturities	$60,452
Long Term Maturities	$165,554

The Company also leases two (2) office/retail spaces on a month-to-month basis. Total lease expense for the three months ended June 30, 2022, and 2021, was $7,217 and $3,967, respectively. Total lease expense for the six months ended June 30, 2022, and 2021, amounted to $13,435 and $8,185, respectively. Lease expense for the 2022 is for the remaining six months of the year.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of a Lifeline License granted by the FCC.

The Lifeline License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The Lifeline License was acquired through an acquisition. The fair market value of the License as of June 30, 2022, was $634,251.

	June 30, 2022	December 31, 2021
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	634,251	634,251
Right of Use Assets - net	211,126	173,524
Intangible Assets net	$845,377	$807,775

Amortization expense amounted to $0, and $200,583 for the three months ended June 30, 2022, and 2021, respectively. Amortization expense amounted to $0, and $401,167 for the six months ended June 30, 2022, and 2021, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Current intangible assets, except for the Lifeline License, were fully amortized as of December 31, 2021.

NOTE 6 – NOTES PAYABLE

In 2020, the Company was granted a $150,000 Economic Injury Disaster Loan (“EIDL”) from the SBA. The term of the loan is thirty (30) years, at an interest rate of 3.75% on advanced funds. Installment payments were to begin twelve (12) months following the loan date but were deferred through September of 2022. As of June 30, 2022, the outstanding balance was paid in full and there are no further obligations due the SBA.

On June 14, 2022, the Company and its wholly owned subsidiary companies entered into a Note Purchase Agreement and related Guarantee and Security Agreement with CCUR Holdings, Inc. (as collateral agent), and Symbolic Logic, Inc., whereby the Company pledged its assets to secure $3,150,000 in debt financing. The term is for a period of twelve (12) months, at an interest rate of 15%, with two successive six-month optional extensions. As a condition of securing the loan, the Company paid a 3% origination fee, and other legal and closing expenses, in the amount of $153,284, resulting in a net loan balance of $2,984,181. The loan costs of $153,284 and the net loan balance of $2,984,181 are to be amortized over a 12-month period. Proceeds of the loan were used to retire the $150,000 SBA “EIDL” Loan and will be used in an ongoing capacity to support the acceleration of our mobile services growth strategy.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2022, there are no ongoing legal proceedings.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania related to sales and use tax for the audit period of January 1, 2016, through September 30, 2019. The assessment is in the amount of $115,000, including interest and penalties calculated on sales made inside and outside Pennsylvania. The Company appealed this assessment in August 2021 and at the request of the state, provided additional information to support its appeal. The Company’s position is that Pennsylvania has no sales tax authority to levy and collect sales tax on sales made outside Pennsylvania. The company recorded an expected liability of $7,000, based on known sales inside Pennsylvania. The State of Pennsylvania rejected an appeal by the Company. The company remains in discussions with the State of Pennsylvania and is working towards a plan to pay the full amount of the liability, under the possibility of an extended payout period. The company believes this is the best course of action, as following the final payoff of the liability, the Company can re-open an appeal with the state for a refund of the liability.

Letters of Credit

The Company had no outstanding letters of credit as of June 30, 2022.

NOTE 8 – SEGMENT REPORTING

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

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the six months period ended June 30, 2022
Revenue	$2,842,594	$6,508,360	$9,350,954
Gross Profit	$890,493	$1,199,334	$2,089,827
Depreciation and amortization	$1,877	$4,299	$6,176
Additions to property and equipment	$—	$—	$—
Gross Margin %	31.3%	18.4%	22.3%

For the three months period ended June 30, 2022
Revenue	$1,428,936	$3,694,161	$5,123,097
Gross Profit	$456,076	$(13,509)	$442,567
Depreciation and amortization	$574	$1,485	$2,059
Additions to property and equipment	$—	$—	$—
Gross Margin %	31.9%	-0.4%	8.6%

For the six months period ended June 30, 2021
Revenue	$2,792,512	$2,514,199	$5,306,711
Gross Profit	$1,040,283	$1,308,266	$2,348,549
Depreciation and amortization	$224,752	$202,353	$427,105
Additions to property and equipment	$—	$—	$—
Gross Margin %	37.3%	52.0%	44.3%

For the three months period ended June 30, 2021
Revenue	$1,440,407	$1,473,466	$2,913,873
Gross Profit	$554,241	$883,147	$1,437,388
Depreciation and amortization	$207,067	$6,485	$213,552
Additions to property and equipment	$—	$—	$—
Gross Margin %	38.5%	59.9%	49.3%

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The Company has not issued common stock through June 30, 2022, nor for the year ended December 31, 2021.

Stock Compensation

The Company offers stock option equity grants to directors and key employees. Options vest in tranches and typically expire in five (5) years. For the six months ended June 30, 2022, and 2021, the Company recorded options expense of $354,296 and $79,058, respectively. The option expense not taken as of June 30, 2022, is $1,660,630, with a weighted average term of 2.30 years.

Through June 30, 2022, the Company granted 850,000 options. There was a total of 700,000 incentive stock options issued to two (2) employees, each vesting on the four (4) year anniversary dates of the respective grants. A total of 100,000 incentive stock options were issued to two (2) independent Board members, fully vested as of each grant date, at exercise prices based on 110% of the fair market value of our common stock on the date of grant, and 50,000 incentive stock options were issued to an independent consultant to the Company, fully vested, as of the date of grant. All option values were computed using the Black-Scholes-Merton pricing model, with a term of 5-years, an average interest-free rate of 2.17% and an average exercise price of $1.09.

The following table represents stock option activity as of and for the six months ended June 30, 2022:

	No. Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2021	4,260,000	$0.37	2.25	$5,862,938
Granted	850,000	1.09	4.63
Exercised	—	—	—	—
Forfeited	—	—	—	—
Options Outstanding – June 30, 2022	5,110,000	$0.52	2.30	$4,683,759

Exercisable and Vested, June 30, 2022	3,070,000	$0.29	1.45	$2,526,518

NOTE 10 – SUBSEQUENT EVENTS

Below are events that have occurred since June 30, 2022:

Additional Office Leases

To support our expanding Mobile Services segment, the Company’s subsidiary, IM Telecom d/b/a Infiniti Mobile, executed a three (3) year office lease agreement out of its Tulsa, Oklahoma location, commencing August 1, 2022. This new location will primarily serve as a warehouse, staff office, and adds additional space for inventory management, equipment provisioning and distribution of equipment to our various channels throughout the U.S.

The Company also entered an eight (8) year lease agreement, located in Johnstown, Pennsylvania, for its Apeiron Systems subsidiary. The office will provide additional space to primarily house Apeiron customer service, equipment provisioning, software development and accounting personnel in support of our Hosted Services market segment.

In July 2022, IM Telecom d/b/a Infiniti Mobile, in support of our Mobile Services segment, opened its new national customer service center in Atmore, Alabama.

Incentive Stock Option Grants

The Company granted a quarterly director 25,000 share Incentive Stock Option to Jeffrey Pearl, an independent director, on July 28, 2022, at an exercise price of $1.74, fully vested. The exercise price was based upon 110% of the fair market value or closing public trading price of the Company’s common stock on the date of grant.

The Company also granted a quarterly director 25,000 share Incentive Stock Option to Robert Beaty, an independent director, on August 12, 2022, at an exercise price of $1.91, fully vested. The exercise price was based upon 110% of the fair market value or closing public trading price of the Company’s common stock on the date of grant.

Notice of Stock Option Exercise

Paul LaPier, a former employee of the Company, has elected to exercise and purchase 300,000 shares, originally granted on October 24, 2019, under the 2018 Incentive Stock Option Plan, at a purchase price of $0.15 or an aggregate of $45,000. Payment for this option exercise cleared the Company’s bank on August 10, 2022; however, the shares underlying this incentive stock option, which have not yet been issued, are contemplated to be issued directly following the filing of this Quarterly Report.

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

Results of Operations

Due to the accelerating expansion of our Mobile Services customer base, Management has chosen, initially disclosed in our first quarter 2022 quarterly report (Form 10-Q), to accelerate growth within this segment, at least through the end of this year. This growth has been driven by expansion of our distribution channels, including field agents and internet sales, along with increased government subsidies and new wireless voice/data services for eligible low-income families. As a result, the Company recognized increases in Mobile Services revenue and direct costs during the quarter ending June 30, 2022. Since the Company may not capitalize customer acquisition costs over the average life of a customer, we recognize the full incremental cost of each new Mobile Service customer at the start of service, which is typically recovered within 120 days after activation. During this period of intentional accelerated growth, initially disclosed in our first quarter 2022 quarterly report (Form 10-Q), Management foresees a temporary reduction of gross profit as we expand our Mobile Services base.

Comparison of the three months ended June 30, 2022, to the three months ended June 30, 2021

For the three months ended June 30, 2022, we had $5,123,097 in revenues from operations compared to $2,913,873 for the three months ended June 30, 2021, for a total revenue increase of $2,209,224. This increase in revenue was directly related to the growth in our Mobile Services segment. Mobile Services expansion continued under the Lifeline and ACP program. The revenues were derived as a result of delivering high-speed mobile data service to low-income consumers.

For the three months ended June 30, 2022, our cost of revenue was $4,680,530 compared to $1,476,485 in the three months ended June 30, 2021, for a cost of revenue increase of $3,204,045. Our cost of revenue increase was primarily the result of increased network, handset and sales compensation costs related to distributing additional services.

For the three months ended June 30, 2022, we had gross profit of $442,567 compared to $1,437,388 in the three months ended June 30, 2021, for a gross profit decrease of $994,821. This decline is directly related to up-front costs incurred by accelerating growth to acquire new customers within our Mobile Services segment.

For the three months ended June 30, 2022, total operating expenses were $1,819,701 compared to $1,056,320 in the three months ended June 30, 2021, for an increase of $763,381. This increase was due primarily to additions in payroll and related expenses resulting from the hiring of operations management and customer support positions in both our subsidiaries, Apeiron Systems and IM Telecom.

For the three months ended June 30, 2022, other income (expense) was $(101,219) compared to $(39,983) in the quarter ended June 30, 2021.

For the three months ended June 30, 2022, we had a net loss of $1,478,353 compared to net income of $341,085 in the three months ended June 30, 2021. The loss for the three months ended June 30, 2022, was impacted by an acceleration of growth in our Mobile Services segment that increased our customer acquisition costs and may not be amortized over the life of the customer, but must be recorded in full at the time of customer activation.

Comparison of the six months ended June 30, 2022, to the six months ended June 30, 2021

For the six months ended June 30, 2022, we had $9,350,954 in revenues from operations compared to $5,306,711 for the six months ended June 30, 2021, for a total revenue increase of $4,044,243. This increase in revenue was directly related to the growth in both our Hosted Services and Mobile Services segments. Mobile Services expansion continued under the Lifeline and ACP program. The revenues were derived as a result of delivering high-speed mobile data service to low-income consumers.

For the six months ended June 30, 2022, our cost of revenue was $7,261,127 compared to $2,958,162 for the six months ended June 30, 2021, for a cost of revenue increase of $4,302,965. Our cost of revenue increase was primarily the result of increased network, handset and sales compensation costs related to distributing additional services.

For the six months ended June 30, 2022, we had gross profit of $2,089,827 compared to $2,348,549 for the six months ended June 30, 2021, for a gross profit decrease of $258,722. This decline is directly related to up-front costs incurred by accelerating growth to acquire new customers within our Mobile Services segment.

For the six months ended June 30, 2022, total operating expenses were $3,416,258 compared to $2,125,317 for the six months ended June 30, 2021, for an increase of $1,290,941. This increase was due primarily to additions in payroll and related expenses resulting from the hiring of operations management and customer support positions in both our subsidiaries, Apeiron Systems and IM Telecom.

For the six months ended June 30, 2022, other income (expense) was $(196,372) compared to $(114,869) for the six months ended June 30, 2021.

For the six months ended June 30, 2022, we had a net loss of $1,522,803 compared to net income of $108,363 for the six months ended June 30, 2021. The loss for the six months ended June 30, 2022, was impacted by an acceleration of growth in our Mobile Services segment that increased our customer acquisition costs and may not be amortized over the life of the customer but must be recorded in full at the time of customer activation.

Liquidity and Capital Resources

As of June 30, 2022, we had $2,430,966 in cash and cash equivalents on hand.

In comparing liquidity between the six-month periods ending June 30, 2022, and June 30, 2021, cash increased by 208.4%. This increase was primarily attributable to short-term debt financing secured in the quarter. Liabilities and total overall debt increased by 221.1% in the six-month period ended June 30, 2022, when compared to June 30, 2021. This change was primarily the result of the short-term loan received during the quarter. As we scale capabilities alongside our growth strategy in our Mobile Services customer base, we expect it to provide long-term liquidity.

Our current ratio (current assets divided by our current liabilities) decreased to 1.14 as of June 30, 2022, compared to 1.51 as of June 30, 2021. Working capital increased by 5.8%.

Cash Flow from Operations

During the six months ended June 30, 2022, cash flow used in operating activities was $1,328,287, and for the six months ended June 30, 2021, cash flow provided by operating activities was $150,079.

Cash Flows from Investing Activities

During the six months ended June 30, 2022, and 2021, no cash flow was used in investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2022, net cash flow provided by financing activities was $2,826,468, due to securing short-term debt financing for the business. For the six months ended June 30, 2021, net cash flow used in financing activities was $77,031, for repayments of notes payable.

Going Concern

For the six months ended June 30, 2022, the Company generated a net loss of $1,522,803, compared to net income for the six months ended June 30, 2021, of $108,363. The Company sourced short-term financing during the 2nd quarter to help facilitate its growing Mobile Services segment and support higher customer acquisition costs (sales). The accumulated deficit as of June 30, 2022, is $6,868,307.

The Company has continued to ameliorate any substantial going concern doubt by generating additional cash flow in the first quarter of 2022, the year ended 2021 and the year ended 2020, and through securing financing in June, 2022. As the Company continues its growth strategy and increases its Mobile Services customer base, additional operating capital may be required to support the related increase in customer acquisition costs (sales).

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three-month period ended June 30, 2022.

Critical Accounting Policies

Earnings Per Share

We follow ASC Topic 260 to account for the earnings per share. Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income available to common stockholders by the weighted average number of common shares and dilutive common share equivalents outstanding. As of June 30, 2022, there are 2,205,473 potentially dilutive common shares derived from stock options, and as of June 30, 2021, there are 2,538,352 potentially dilutive common shares derived from stock options.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2022, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from one (1) customer in the amount of $1,308,193, or 92.1%. It should be noted that the largest customer is the FCC. As of December 31, 2021, the Company had a significant concentration of receivables from two (2) customers in the amounts of $783,431, or 63.9%, and $194,647, or 15.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the six months ended June 30, 2022, the Company had two (2) customers that accounted for $5,741,697 or 61.4% and $1,826,412 or 19.5% of revenue, respectively. For the six-month period ended June 30, 2021, the Company had two (2) customers that accounted for $1,774,644, or 33.4% and $1,664,735 or 31.37%, of revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2022, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See NOTE 9-Stockholders’ Equity and NOTE 10-Subsequent Events, of our Condensed Consolidated Financial Statements included in this Quarterly Report respecting the grant of certain additional incentive stock options during and subsequent to the quarter ended June 30, 2022, and the Notice of Exercise and payment of an Incentive Stock Option Grant, and the expected time of issuance of the shares underlying such option.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(i) Additionally, earlier today, the Company disseminated a press release (Exhibit 99 hereto) regarding the earnings set forth in this Quarterly Report, and this press release is being furnished for the purposes of Section 18 of the Exchange Act and “SEC Regulation FD Disclosure” only.  This press release shall not be deemed to be incorporated by reference into our filings under the Securities Act of the Exchange Act.

(ii) On August 15, 2022, the Company corrected the Incentive Stock Option Agreement of D. Sean McEwen that was granted to him on December 18, 2017, as an exchange of his shares of KonaTel, a Nevada corporation (“KonaTel Nevada”), for common shares and an option to acquire common shares of the Company under a merger whereby the Company acquired KonaTel Nevada from Mr. McEwen, its sole shareholder, to exclude the “incentive” and “employee” provisions, among other related provisions, with all terms of the grant and exercise dates and term of the stock options granted therein remaining unchanged. Our CFO (Brian Riffle) has determined that the revisions will have no material adverse impact on our prior or current financial statements. This action will require the withdrawal of the 1,500,000 shares underlying the initially issued Incentive Stock Option Agreement granted to Mr. McEwen from the unexercised incentive stock options registered on Form S-8 of the SEC on August 25, 2021, under our 2018 Stock Option Plan (the “Plan”), and results in the shares of our common stock underlying the corrected Stock Option Agreement being “restricted securities” if and when exercised by Mr. McEwen. It does not change, the strike price, vesting or the number of shares of Mr. McEwen’s option or the number of shares reserved for issuance under our Plan. This action was approved on the referenced date in good faith by the Board of Directors on a reasonable factual basis and related documentation presented to them by legal counsel for the Company prior to such approval. Mr. McEwen, the Chairman of the Board of Directors, abstained from voting on this matter. See Exhibit 10.1 in Part II, Item 6, for a copy of the corrected Stock Option Agreement.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
4	Description of the Company’s Securities.	Filed herewith.
10.1	D. Sean McEwen Corrected Stock Option Agreement	Filed herewith.
14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99	Earnings Press Release dated August 15, 2022	Filed herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2021, and filed with the SEC on April 14, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	August 15, 2022	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 15, 2022	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	August 15, 2022	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

