Form 10-Q
period 2022-09-30
KonaTel, Inc.
filed 2022-11-14
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Our website is www.konatel.com.

Our common stock is quoted on the OTC Markets Group, LLC (the “OTC Markets”) in its “OTCQB Tier” under the symbol “KTEL.”

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	42,215,406 shares
Class	Outstanding as of September 30, 2022

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

2

KONATEL, INC.

FORM 10-Q

September 30, 2022

PART I - FINANCIAL STATEMENTS

September 30, 2022

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and Cash Equivalents	$2,243,195	$932,785
Accounts Receivable, net	1,503,055	1,274,687
Inventory, Net	297,393	566,839
Prepaid Expenses	7,443	79,467
Other Current Asset	164	164
Total Current Assets	4,051,250	2,853,942

Property and Equipment, Net	39,624	48,887

Other Assets
Intangible Assets, Net	1,224,790	807,775
Other Assets	127,864	154,297
Investments	10,000	10,000
Total Other Assets	1,362,654	972,072
Total Assets	$5,453,528	$3,874,901

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,445,975	$930,449
Loans Payable, net of origination fees	3,027,564	—
Right of Use Operating Lease Obligation - current	115,653	50,672
Total Current Liabilities	4,589,192	981,121

Long Term Liabilities
Right of Use Operating Lease Obligation - long term	495,385	136,445
Note Payable - long term	—	150,000
Total Long Term Liabilities	495,385	286,445
Total Liabilities	5,084,577	1,267,566
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 42,215,406 outstanding and issued at September 30, 2022 and 41,615,406 outstanding and issued at December 31, 2021	42,215	41,615
Additional Paid In Capital	8,540,557	7,911,224
Accumulated Deficit	(8,213,821)	(5,345,504)
Total Stockholders’ Equity	368,951	2,607,335
Total Liabilities and Stockholders’ Equity	$5,453,528	$3,874,901

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$5,880,333	$3,612,861	$15,231,288	$8,919,573
Cost of Revenue	4,969,251	1,988,624	12,230,378	4,946,786
Gross Profit	911,082	1,624,237	3,000,910	3,972,787

Operating Expenses
Payroll and Related Expenses	1,348,152	636,329	3,719,446	1,817,200
Operating and Maintenance	5,321	461	6,681	1,211
Bad Debt	—	—	29,133	427
Professional Services	381,340	77,335	675,987	206,671
Utilities and Facilities	60,083	39,726	135,118	110,523
Depreciation and Amortization	3,088	213,552	9,264	640,657
General and Administrative	71,545	32,668	251,778	93,994
Marketing and Advertising	15,542	37,350	100,570	50,073
Application Development Costs	142,237	179,427	391,930	396,715
Taxes and Insurance	26,729	35,784	150,389	60,479
Total Operating Expenses	2,054,037	1,252,632	5,470,296	3,377,950

Operating Income/(Loss)	(1,142,955)	371,605	(2,469,386)	594,837

Other Income and Expense
Interest Expense	(161,977)	(2,573)	(233,153)	(12,328)
Other Expenses	(40,582)	(49,197)	(165,778)	(154,310)
Total Other Income and Expenses	(202,559)	(51,770)	(398,931)	(166,638)

Net Income (Loss)	$(1,345,514)	$319,836	$(2,868,317)	$428,199

Earnings (Loss) per Share
Basic	$(0.03)	$0.01	$(0.07)	$0.01
Diluted	$(0.03)	$0.01	$(0.07)	$0.01
Weighted Average Outstanding Shares
Basic	41,912,145	40,899,569	41,715,406	40,758,495
Diluted	41,912,145	43,565,835	41,715,406	43,434,761

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2021	40,692,286	$40,692	$7,460,632	$(5,968,489)	$1,532,835
Exercised Stock Options	575,000	575	109,425	—	110,000
Stock Based Compensation	—	—	141,935	—	141,935

Net Income	—	—	—	428,199	428,199

Balances as of September 30, 2021	41,267,286	$41,267	$7,711,992	$(5,540,290)	$2,212,968

Balances as of July 1, 2021	40,692,286	$40,692	$7,539,690	$(5,860,126)	1,720,256
Exercised Stock Options	575,000	575	109,425	—	110,000
Stock Based Compensation	—	—	62,877	—	62,877

Net Income	—	—	—	319,836	319,836

Balances as of September 30, 2021	41,267,286	$41,267	7,711,992	$(5,540,290)	$2,212,968

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2022	41,615,406	$41,615	$7,911,224	$(5,345,504)	$2,607,335
Exercised Stock Options	600,000	600	89,400		90,000
Stock Based Compensation	—	—	539,933	—	539,933

Net Loss	—	—	—	(2,868,317)	(2,868,317)

Balances as of September 30, 2022	42,215,406	$42,215	$8,540,557	$(8,213,821)	$368,951

Balances as of July 1, 2022	41,615,406	$41,615	$8,265,520	$(6,868,307)	$1,438,828
Exercised Stock Options	600,000	600	89,400		90,000
Stock Based Compensation	—	—	185,637	—	185,637

Net Loss	—	—	—	(1,345,514)	(1,345,514)

Balances as of September 30, 2022	42,215,406	$42,215	$8,540,557	$(8,213,821)	$368,951

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,868,317)	$428,199
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	9,264	640,657
Loan Origination Cost Amortization	51,095	—
Bad Debt	29,133	427
Stock-based Compensation	539,933	141,935
Change in Right of Use Asset	(417,014)	(118,085)
Change in Lease Liability	423,920	130,956

Changes in Operating Assets and Liabilities:
Accounts Receivable	(257,500)	(559,685)
Inventory	269,445	(90,200)
Prepaid Expenses	98,456	(13,657)
Accounts Payable and Accrued Expenses	515,527	95,887
Deferred Revenue	—	(37,677)
Other Assets	—	17,800
Net cash provided by (used in) operating activities	(1,606,058)	636,557

Cash Flows from Investing Activities
Purchase of Assets	—	(10,000)
Net cash (used in) investing activities	—	(10,000)

Cash Flows from Financing Activities
Proceeds from short-term note payable	3,150,000	—
Loan origination cost	(173,532)	—
Repayments of amounts of Notes Payable	(150,000)	(93,030)
Cash received from Stock Options Exercised	90,000	110,000
Net cash provided by (used in) financing activities	2,916,468	16,970

Net Change in Cash	1,310,410	643,527
Cash - Beginning of Year	932,785	715,195
Cash - End of Period	$2,243,195	$1,358,722

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,099	$4,041
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$472,974	$199,245

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

We are headquartered in Plano, Texas. Apeiron Systems has fourteen (14) full-time employees; IM Telecom has twenty-three (23) full-time employees and two (2) part-time employees; and we have four (4) full-time employees.

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

Earnings (Loss) Per Share

Basic income (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. Dilutive common share equivalents are computed by using the “Treasury Stock Method,” which computes the number of new shares that may potentially be created by unexercised options. Diluted common share equivalents are stock based compensation options. The dilutive common shares derived from stock options are 4,490,000 and 4,490,000, for the three and nine months ended September 30, 2022, respectively, are not included in the computation of diluted earnings per share, because to do so would be anti-dilutive.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income (Loss)	$(1,345,514)	$319,836	$(2,868,317)	$428,199
Weighted average shares outstanding during period on which basic earnings per share is calculated	41,912,145	40,899,569	41,715,406	40,758,495
Effect of dilutive shares
Incremental shares under stock-based compensation		2,676,266		2,676,266
Weighted average shares outstanding during period on which diluted earnings per share was calculated	41,912,145	43,565,835	41,715,406	43,434,761

Earnings per share attributable to common stockholders
Basic earnings per share	$(0.03)	$0.01	$(0.07)	$0.01
Diluted earnings per share	$(0.03)	$0.01	$(0.07)	$0.01

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of September 30, 2022, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from one (1) customer in the amount of $1,305,264, or 86.8%. It should be noted that the largest customer is the FCC. As of December 31, 2021, the Company had a significant concentration of receivables from two (2) customers in the amounts of $783,431, or 63.9%, and $194,647, or 15.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from large customers and the government. For the three months ended September 30, 2022, the Company had two (2) customers that accounted for $826,901 or 14.1% and $4,173,492 or 71.0% of revenue, respectively. For the three-month period ended September 30, 2021, the Company had two (2) customers that accounted for $1,037,717 or 28.7% and $1,637,712 or 45.3% of revenue, respectively. For the nine months ended September 30, 2022, the Company had two (2) customers that accounted for $9,915,189 or 65.1% and $2,639,730 or 17.3% of revenue, respectively. For the nine-month period ended September 30, 2021, the Company had two (2) customers that accounted for $3,297,984 or 37.0% and $2,818,465 or 31.6% of revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards and cell phones, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (FIFO) valuation method. On a monthly basis, inventory is counted at our warehouse facility, and on a quarterly basis inventory is reviewed for obsolescence and counted for accuracy with distributors. At September 30, 2022, and December 31, 2021, the Company had inventory of $297,393 and $566,839, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(421,987)	(412,724)
Property and equipment, net	$39,624	$48,887

Depreciation related to Property and Equipment amounted to $3,088 and $12,969 for the three-month periods ended September 30, 2022, and 2021, respectively. For the nine-month periods ended September 30, 2022, and 2021, depreciation was $9,264 and $38,907. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under four (4) non-cancelable leases. As of September 30, 2022, the Company had four (4) properties with a lease term more than one (1) year. These lease liabilities expire June 1, 2025, July 31, 2025, March 31, 2026, and September 2, 2030. The Company has no current lease liabilities. In January 2021, the Company entered a new five (5) year lease for its corporate headquarters located in Plano, TX. In June 2022, the Company entered a three (3) year lease for its new U.S. based national call center operation in Atmore, AL. In August 2022, the Company entered a three (3) year lease in Tulsa, OK, to support its distribution channel. In September 2022, the Company entered an eight (8) year lease in its Johnstown, PA location.

Future lease liability payments under the terms of these leases are as follows:

2022	$38,134
2023	$153,593
2024	$155,325
2025	$129,543
2026	$65,967
2027 and thereafter	$198,000
Total	$740,562
Less Interest	$129,524
Present value of minimum lease payments	$611,038
Less Current Maturities	$115,653
Long Term Maturities	$495,385

The Company had (2) office/retail spaces on a month-to-month basis during Q3 2022, now supplanted under new lease obligations. Total lease expense for the three months ended September 30, 2022, and 2021, was $2,073 and $6,217, respectively. Total lease expense for the nine months ended September 30, 2022, and 2021, amounted to $15,508 and $18,652, respectively. Lease expense for 2022 is for the remaining three months of the year.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of a Lifeline License granted by the FCC.

The Lifeline License, because of the nature of the asset and the limitation on the number of granted licenses by the FCC, will not be amortized. The Lifeline License was acquired through an acquisition. The fair market value of the License as of September 30, 2022, was $634,251.

	September 30, 2022	December 31, 2021
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	634,251	634,251
Right of Use Assets - net	590,539	173,524
Intangible Assets - net	$1,224,790	$807,775

Amortization expense amounted to $0, and $200,583 for the three months ended September 30, 2022, and 2021, respectively. Amortization expense amounted to $0, and $601,750 for the nine months ended September 30, 2022, and 2021, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. Current intangible assets, except for the Lifeline License, were fully amortized as of December 31, 2021.

NOTE 6 – NOTES PAYABLE

In 2020, the Company was granted a $150,000 Economic Injury Disaster Loan (“EIDL”) from the SBA. The term of the loan was thirty (30) years, at an interest rate of 3.75% on advanced funds. Installment payments were to begin twelve (12) months following the loan date but were deferred through September of 2022. As of June 30, 2022, the outstanding balance was paid in full and there are no further obligations due the SBA.

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

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of September 30, 2022, there are no ongoing legal proceedings.

Contract Contingency

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania related to sales and use tax for the audit period of January 1, 2016, through September 30, 2019. The assessment is in the amount of $115,000, including interest and penalties calculated on sales made inside and outside Pennsylvania. The Company has recorded the full amount of this assessment. The Company appealed the assessment in August 2021, and at the request of the state, provided additional information to support its appeal. The Company’s position is that Pennsylvania has no sales tax authority to levy and collect sales tax on sales made outside of Pennsylvania. The Company initially recorded an expected liability of $7,000, based on known sales inside Pennsylvania. The State of Pennsylvania rejected an appeal by the Company. The Company remains in discussions with the State of Pennsylvania and is working towards a plan to pay the full amount of the liability, under the possibility of an extended payout period. The Company believes this is the best course of action, as following the final payoff of the liability, the Company can re-open an appeal with the state for a refund of the liability.

Letters of Credit

The Company had no outstanding letters of credit as of September 30, 2022.

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

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the nine months period ended September 30, 2022
Revenue	$4,199,365	$11,031,923	$15,231,288
Gross Profit	$1,372,019	$1,628,891	$3,000,910
Depreciation and amortization	$8,958	$306	$9,264
Additions to property and equipment	$—	$—	$—

For the three months period ended September 30, 2022
Revenue	$1,328,333	$4,552,000	$5,880,333
Gross Profit	$453,087	$457,995	$911,082
Depreciation and amortization	$2,986	$102	$3,088
Additions to property and equipment	$—	$—	$—

For the nine months period ended September 30, 2021
Revenue	$4,380,547	$4,539,026	$8,919,573
Gross Profit	$1,600,069	$2,372,718	$3,972,787
Depreciation and amortization	$619,472	$21,185	$640,657
Additions to property and equipment	$—	$—	$—

For the three months period ended September 30, 2021
Revenue	$1,588,035	$2,024,826	$3,612,861
Gross Profit	$559,785	$1,064,452	$1,624,237
Depreciation and amortization	$206,490	$7,062	$213,552
Additions to property and equipment	$—	$—	$—

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

The Company issued 600,000 shares of its common stock during the quarter ended September 30, 2022, to two (2) former employees who exercised their respective incentive stock options to acquire shares of our common stock that had been registered with the SEC pursuant to an S-8 Registration Statement filed with the SEC on August 25, 2021, in consideration of the sum of $90,000, or $45,000 for each 300,000 share tranche; these shares were issued under the Company’s 2018 Stock Option Plan; and 423,120 shares were issued under the 2018 Stock Option Plan during the year ended December 31, 2021, in a cashless exchange of 76,880 shares underlying a 500,000 share incentive stock option grant made on December 18, 2017.

Stock Compensation

The Company offers incentive stock option equity grants to directors and key employees. Options vest in tranches and typically expire in five (5) years. For the three months ended September 30, 2022, and 2021, the Company recorded options expense of $185,637 and $62,877, respectively. For the nine months ended September 30, 2022, and 2021, the Company recorded options expense of $539,933 and $141,935, respectively. The option expense not taken as of September 30, 2022, is $1,889,371, with a weighted average term of 2.54 years.

Through September 30, 2022, the Company granted 900,000 options. There was a total of 700,000 incentive stock options issued to two (2) employees, each vesting on the four (4) year anniversary dates of their respective grants. A total of 150,000 incentive stock options were issued to two (2) independent Board members, fully vested as of each grant date, at exercise prices based on 110% of the fair market value of our common stock on the date of grant, and 50,000 incentive stock options were issued to an independent consultant to the Company, fully vested, as of the date of grant. All option values were computed using the Black-Scholes-Merton pricing model, with a term of five (5) years, an average interest-free rate of 2.32%, an average volatility rate of 615.19%, and an average exercise price of $1.26.

The following table represents stock option activity as of and for the nine months ended September 30, 2022:

	No. Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2021	4,260,000	$0.37	2.25	$5,862,938
Granted	900,000	1.13	4.41
Exercised	600,000	—	—	—
Forfeited	70,000	—	—	—
Options Outstanding – September 30, 2022	4,490,000	$0.53	2.54	$3,351,936

Exercisable and Vested, September 30, 2022	1,936,189	$0.36	1.29	$1,789,202

NOTE 10 – SUBSEQUENT EVENTS

Below are events that have occurred since September 30, 2022:

Incentive Stock Option Grants

The Company granted a quarterly director 25,000 share incentive stock option to Jeffrey Pearl, an independent director, on October 28, 2022, at an exercise price of $1.386, fully vested. The exercise price was based upon 110% of the fair market value or the closing public trading price of the Company’s common stock on the date of grant.

The Company also granted a quarterly director 25,000 share incentive stock option to Robert Beaty, an independent director, on November 12, 2022, at an exercise price of $1.32, fully vested. The exercise price was based upon 110% of the fair market value or the closing public trading price of the Company’s common stock on the date of grant.

Effective October 14, 2022, and pursuant to a Letter Agreement of that date and the consent of the Board of Directors of the Company dated October 12, 2022, the Company cancelled 50,000 incentive stock options exercisable at $0.85 per share that had been granted under the Company’s “Revised Form of Employee Incentive Stock Option Agreement” (see Exhibit 4.1 in Part II. Item 6 hereof) effective May 19, 2022, to a consultant who had provided the Company invaluable services and advice over the prior four (4) years, in consideration of the sum of $50,000. The Letter Agreement is Exhibit 10.2 to this Quarterly Report in Part II, Item 6, hereof.

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

Results of Operations

As previously discussed in our second quarter, 2022 quarterly report (Form 10-Q), due to growth opportunities within our Mobile Services market segment, through our wholly owned subsidiary, Infiniti Mobile, Management accelerated Mobile Services growth in the second and third quarters of this year.

We continue to expand our distribution channels, including field agents and internet sales. As a result, the Company recognized increases in Mobile Services revenue and direct costs during the quarter ending September 30, 2022. Since the Company may not capitalize customer acquisition costs over the average life of a customer, we recognize the full incremental cost of each new Mobile Service customer at the start of service, which is typically recovered within 120 days after activation.

During this period of Mobile Services growth, Management foresaw and previously disclosed a temporary reduction of Mobile Services gross profit; however, as we follow a managed/stepped approach to growth, starting in the fourth quarter 2022, Management will marginally reduce Mobile Services growth to allow gross profit to accelerate.

In addition to growth within our Mobile Services segment, we also continue to develop our Hosted Services market segment through our wholly owned subsidiary, Apeiron Systems. As a result of an increase in cloud communications sales opportunities, we are experiencing an increase in overall SMS & MMS messaging, voice usage (origination & termination of domestic and international traffic), and LTE data volume across our national CPaaS cloud network. Additionally, Apeiron recently executed a new three-year agreement (extension) with one of its largest customers. Apeiron’s national cloud communications platform supports this customers’ network, which provides inmate communications services to prisons across the United States. This new agreement runs until September 2025 and includes monthly minimum revenue commitments at twice the previous commitment, totaling a minimum commitment of at least $7.2 million over the full term of the contract.

Comparison of the three months ended September 30, 2022, to the three months ended September 30, 2021

For the three months ended September 30, 2022, we had $5,880,333 in revenues from operations compared to $3,612,861 for the three months ended September 30, 2021, for a total revenue increase of $2,267,472. This increase in revenue was directly related to the growth in our Mobile Services segment. Mobile Services expansion continued under the Lifeline and ACP program. The revenues were derived as a result of delivering high-speed mobile data service to low-income consumers.

For the three months ended September 30, 2022, our cost of revenue was $4,969,251 compared to $1,988,624 in the three months ended September 30, 2021, for a cost of revenue increase of $2,980,627. Our cost of revenue increase was primarily the result of increased network, handset and sales compensation costs related to distributing additional services.

For the three months ended September 30, 2022, we had gross profit of $911,082 compared to $1,624,237 in the three months ended September 30, 2021, for a gross profit decrease of $713,155. This decline is directly related to up-front costs incurred by accelerating growth to acquire new customers within our Mobile Services segment.

For the three months ended September 30, 2022, total operating expenses were $2,054,037 compared to $1,252,632 in the three months ended September 30, 2021, for an increase of $801,405. This increase was due primarily to additions in payroll and related expenses resulting from the hiring of operations management and customer support positions in both of our subsidiaries, Apeiron Systems and IM Telecom.

For the three months ended September 30, 2022, other income (expense) was $(202,559) compared to $(51,770) in the quarter ended September 30, 2021.

For the three months ended September 30, 2022, we had a net loss of $1,345,514 compared to net income of $319,836 in the three months ended September 30, 2021. The loss for the three months ended September 30, 2022, was impacted by an acceleration of growth in our Mobile Services segment that increased our customer acquisition costs. Customer acquisition costs may not be amortized over the life of the customer, but must be recorded in full at the time of customer activation.

Comparison of the nine months ended September 30, 2022, to the nine months ended September 30, 2021

For the nine months ended September 30, 2022, we had $15,231,288 in revenues from operations compared to $8,919,573 for the nine months ended September 30, 2021, for a total revenue increase of $6,311,715. This increase in revenue was directly related to the growth in both our Hosted Services and Mobile Services segments. Mobile Services expansion continued under the Lifeline and ACP programs. The revenues were derived as a result of delivering high-speed mobile data service to low-income consumers.

For the nine months ended September 30, 2022, our cost of revenue was $12,230,378 compared to $4,946,786 for the nine months ended September 30, 2021, for a cost of revenue increase of $7,283,592. Our cost of revenue increase was primarily the result of increased network, handset and sales compensation costs related to distributing additional services.

For the nine months ended September 30, 2022, we had a gross profit of $3,000,910 compared to $3,972,787 for the nine months ended September 30, 2021, for a gross profit decrease of $971,877. This decline is directly related to up-front costs incurred by accelerating growth to acquire new customers within our Mobile Services segment.

For the nine months ended September 30, 2022, total operating expenses were $5,470,296 compared to $3,377,950 for the nine months ended September 30, 2021, for an increase of $2,092,346. This increase was due primarily to additions in payroll and related expenses resulting from the hiring of operations management and customer support positions in both of our subsidiaries, Apeiron Systems and IM Telecom.

For the nine months ended September 30, 2022, other income (expense) was $(398,931) compared to $(166,638) for the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, we had a net loss of $2,868,317 compared to net income of $428,199 for the nine months ended September 30, 2021. The loss for the nine months ended September 30, 2022, was impacted by an acceleration of growth in our Mobile Services segment that increased our customer acquisition costs and may not be amortized over the life of the customer but must be recorded in full at the time of customer activation.

Liquidity and Capital Resources

As of September 30, 2022, we had $2,243,195 in cash and cash equivalents on hand.

In comparing liquidity between the nine-month periods ending September 30, 2022, and September 30, 2021, cash increased by 65.1%. This increase was primarily attributable to short-term debt financing secured in Q2 2022. Liabilities and total overall debt increased by 238.4% in the nine-month period ended September 30, 2022, when compared to September 30, 2021. This change was primarily the result of the short-term loan received in Q2 2022. As we scale capabilities alongside our growth strategy in our Mobile Services customer base, we expect it to provide long-term liquidity.

Our current ratio (current assets divided by our current liabilities) decreased to .88 as of September 30, 2022, compared to 2.05 as of September 30, 2021. Working capital decreased by 142.3%.

Cash Flow from Operations

During the nine months ended September 30, 2022, cash flow used in operating activities was $1,606,058, and for the nine months ended September 30, 2021, cash flow provided by operating activities was $636,557.

Cash Flows from Investing Activities

During the nine months ended September 30, 2022, no cash flow was used in investing activities. During the nine months ended September 30, 2021, $10,000 cash flow was used in investing activities.

 Cash Flows from Financing Activities

During the nine months ended September 30, 2022, net cash flow provided by financing activities was $2,916,468, due to securing short-term debt financing for the business. For the nine months ended September 30, 2021, net cash flow used in financing activities was $16,970, for net cash received from exercises of stock options after repayments of notes payable.

Going Concern

For the nine months ended September 30, 2022, the Company generated a net loss of $2,868,317, compared to net income for the nine months ended September 30, 2021, of $428,199. The Company sourced short-term financing during the second quarter to help facilitate its growing Mobile Services segment and support higher customer acquisition costs (sales). The accumulated deficit as of September 30, 2022, is $8,213,821.

The Company has continued to ameliorate any substantial going concern doubt by generating additional cash flow in the first quarter of 2022, the year ended 2021, and the year ended 2020, and through securing financing in June 2022. As the Company continues its growth strategy and increases its Mobile Services customer base, additional operating capital may be required to support the related increase in customer acquisition costs (sales).

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three-month period ended September 30, 2022.

Critical Accounting Policies

Earnings Per Share

We follow ASC Topic 260 to account for the earnings per share. Basic earnings per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share calculations are determined by dividing net income available to common stockholders by the weighted average number of common shares and dilutive common share equivalents outstanding. As of September 30, 2022, there are 4,490,000 potentially dilutive common shares derived from stock options, and as of September 30, 2021, there are 2,676,266 potentially dilutive common shares derived from stock options.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of September 30, 2022, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from one (1) customer in the amount of $1,305,264, or 86.8%. It should be noted that the largest customer is the FCC. As of December 31, 2021, the Company had a significant concentration of receivables from two (2) customers in the amounts of $783,431, or 63.9%, and $194,647, or 15.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers and cellular partners. For the nine months ended September 30, 2022, the Company had two (2) customers that accounted for $9,915,189 or 65.1% and $2,639,730 or 17.3% of revenue, respectively. For the nine-month period ended September 30, 2021, the Company had two (2) customers that accounted for $3,297,984, or 37.0% and $2,818,465 or 31.6%, of revenue.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2022, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Item 1A. Risk Factors, Part I, commencing on page nine (9) of the Company’s 10-K Annual Report for the fiscal year ended December 31, 2021, filed with the SEC on April 14, 2022, for a list of “Risk Factors,” which Annual Report can be accessed by Hyperlink in Part II, Item 6 hereof.

The following risk factor supplements the “Risk Factor” on cybersecurity contained in our referenced Annual Report and titled: “Our reliance on information management and transaction systems to operate our business exposes us to cyber incidents and hacking of our sensitive information if our outsourced service providers experience a security breach.”

We face risks relating to cyberattack.

Our business operations are dependent upon secure information technology systems and telecommunications networks. Breaches of these systems and networks through cyberattack or other unauthorized access may have numerous negative effects on our business, including lost sales and damage to customer relationships; disruptions on our operations; reputational harm and negative publicity; lost trust from our customers, partners and employees; lawsuits resulting from the compromise of sensitive customer or employee information; costs of mitigation; and remediation and security enhancement expenses.

The following risk factor supplements the Risk Factor titled “Our business operations could be impacted by the current world health crisis” that is also contained in our Annual Report.

The COVID-19 pandemic presents ongoing risks to our business.

In response to the COVID-19 pandemic, governments and other authorities around the world implemented significant measures intended to control the spread of the virus. While many of these restrictions have been lifted as the rates of COVID-19 infection have decreased or stabilized and as various vaccines have become more widely available, a resurgence of COVID-19 and the impact of variants of the virus that causes COVID-19 may result in the reinstatement of social distancing measures; business closures; restrictions on operations; and quarantines and travel bans. In addition, any government mandates that require COVID-19 vaccination or other employee behaviors may result in employee attrition at the Company or its suppliers or customers and may create difficulties in satisfying future employment and supply requirements.

In addition to the risk factors identified in our Annual Report as supplemented above, the following risks are material to the Company’s future operations. These additional risk factors should be read in conjunction with the Risk Factor disclosure contained in our Annual Report.

The Russian invasion of Ukraine may disrupt global telecommunications networks.

While we do not have any direct exposure to Russia, Belarus or Ukraine through our operations, employee base, investments or sourcing of goods and services, third party companies with whom we do business may use Ukraine-based software developers. These relationships may be affected by the global geopolitical disruptions caused by the Russian invasion of Ukraine in February, 2022. We also face the risk that the invasion and ongoing war may result in disruptions to national and international telecommunications networks, either through cyberattacks by state actors or others, physical damage to the networks themselves or due to interruptions in the supply chain for the materials and services necessary to maintain them. The likelihood and the potential size and scope of any such damage or disruptions is difficult to predict. However, they may have significant negative effects on the Company’s future business and results of operations.

Rising inflation may negatively affect our operating results.

During 2021 and 2022, global economic conditions have deteriorated, with significantly increased inflation and the risks of further inflation and recession in 2023 and beyond. These unfavorable economic conditions may lead to decreased demand for our products or services in the future, especially by our lower-income customers, which would have a negative effect on our business and results of operations. In particular, inflation could affect the price of equipment for the services provided in our Lifeline Program. The ongoing Russian invasion of Ukraine and related sanctions on Russia may also lead to higher prices for commodities used in the production of telephones and other technologies used in the global telecommunications industry, which may result in decreased demand for our products and services. To the extent that we are unable to increase the prices of our goods and services in response to increased costs, our operating margins will be compressed.

Supply chain disruptions could adversely affect our business.

Supply chain dislocations resulting from global geopolitical and public health issues such as the Russian invasion of Ukraine, the COVID-19 pandemic and other causes may have a material adverse impact on our business and results of operations. Such disruptions may increase our costs of doing business, including through significant increases in the price of our products and their components and materials and the related costs of shipment, including equipment used in the Lifeline Program. Supply chain disruptions may also adversely affect our access to suppliers, manufacturers, customers and vendors and may impair our ability to perform contracted services. Delays in our ability to meet our obligations as a result of supply chain issues may negatively affect our reputation, our relationships with customers and our ability to deliver products and services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See NOTE 9-Stockholders’ Equity and NOTE 10-Subsequent Events, of our Condensed Consolidated Financial Statements included in this Quarterly Report respecting the grant of certain additional incentive stock options during and subsequent to the quarter ended September 30, 2022, and the exercise and payment of two (2) incentive stock option grants.

The incentive stock options were issued in reliance on the exemption from registration under the Securities Act provided in Section 4(a)(2) thereof and applicable state law registration exemptions. The underlying shares were registered with the SEC pursuant to an S-8 Registration Statement filed with the SEC on August 25, 2021.

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

(ii) On August 15, 2022, the Company corrected the Incentive Stock Option Agreement of D. Sean McEwen that was granted to him on December 18, 2017, as an exchange of his shares of KonaTel, a Nevada corporation (“KonaTel Nevada”), for common shares and an option to acquire common shares of the Company under the merger whereby the Company acquired KonaTel Nevada from Mr. McEwen, its sole shareholder, to exclude the “incentive” and “employee” provisions, among other related provisions, with all terms of the grant and exercise dates and term of the stock options granted therein remaining unchanged. Our CFO (Brian Riffle) has determined that the revisions will have no material adverse impact on our prior or current financial statements. This action required the withdrawal of the 1,500,000 shares underlying the initially issued Incentive Stock Option Agreement granted to Mr. McEwen from the unexercised incentive stock options registered on Form S-8 of the SEC on August 25, 2021, under our 2018 Stock Option Plan (the “Plan”), and results in the shares of our common stock underlying the corrected Incentive Stock Option Agreement being “restricted securities” if and when exercised by Mr. McEwen. Our S-8 Registration Statement was amended to reflect this action on August 22, 2022. It does not change the strike price, vesting or the number of shares of Mr. McEwen’s option or the number of shares reserved for issuance under our Plan. This action was approved on the referenced date in good faith by the Board of Directors on a reasonable factual basis and related documentation presented to them by legal counsel for the Company prior to such approval. Mr. McEwen, the Chairman of the Board of Directors, abstained from voting on this matter. See Exhibit 10.1 in Part II, Item 6, for reference to a copy of the corrected Stock Option Agreement.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
4.0	Description of the Company’s Securities.	Filed herewith.
4.1	Revised Form of Employee Incentive Stock Option Agreement	Filed with the Form S-8 filed on July 7, 2022, and incorporated herein by reference.
10.1	D. Sean McEwen Corrected Stock Option Agreement	Filed with the 10-Q for the quarter ended June 30, 2022, on August 15, 2022.
10.2	Letter Agreement	Filed herewith.
14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99	Earnings Press Release dated November 14, 2022	Filed herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2021, and filed with the SEC on April 14, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	November 14, 2022	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 14, 2022	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	November 14, 2022	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

