Form 10-K
period 2022-12-31
KonaTel, Inc.
filed 2023-04-17
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	(Do not check if a smaller reporting company)
Smaller reporting company ☒	Emerging Growth company ☐

Our website is KonaTel.com.

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

On June 30, 2022, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $29,362,185 based upon 20,390,406 shares of the Registrant’s common stock being currently owned by such persons, and based upon the closing price of the common stock of the Registrant on the OTC Markets Group, LLC (the “OTC Markets”) “OTC Pink Tier” (“KTEL”) of $1.44 per share on June 30, 2022.

As of December 31, 2022, the Registrant had 42,240,406 shares of its common stock, $0.001 par value, issued and outstanding.

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

2

PART I

ITEM 1.  BUSINESS

Corporate History and Business Development

We were incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984.  A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation.   At that time, all of our prior operations were conducted through Lee Building Products and T. A. Kilgore & Company, which owned and operated a home center in League City, Texas, about 30 miles southeast of downtown Houston, Texas. During 1990, we ceased these operations, and the secured lenders took possession of our assets.

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

On November 13, 2017, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which removed all of the designations of our preferred stock from our Certificate of Incorporation, while reserving our 50,000,000 authorized and unissued one cent ($0.01) par value shares of preferred stock for future issuance as the Board of Directors may designate and approve. See Part IV, Item 15, Exhibit 3(i).

Effective December 18, 2017, we completed an Agreement and Plan of Merger (the “KonaTel Merger Agreement”) with KonaTel Nevada, under which KonaTel Nevada became our wholly owned subsidiary on the closing of the merger (the “KonaTel Nevada Merger”), and we succeeded to the business operations of KonaTel Nevada.

Effective February 7, 2018 (dated as of February 5, 2018), we entered into an Agreement for the Purchase and Sale of Membership Interest (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, doing business as “Infiniti Mobile,” from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom, at that time, was a “Lifeline Program” license of the Federal Communications Commission (“FCC”) (an FCC approved wireless Compliance Plan).

On August 9, 2018, we entered into an Asset Purchase Agreement (the “Telecon Wireless Agreement”) with Telecon Wireless Resources, Inc., a New York corporation (the “Telecon Wireless”), whereby we sold various assets, including furniture, fixtures, equipment, account receivable and a customer list, among other assets and liabilities.

Effective December 31, 2018, we completed an Agreement and Plan of Merger with Apeiron Systems (the “Apeiron Systems Merger Agreement”), under which Apeiron Systems became our wholly owned subsidiary on the closing of the merger (the “Apeiron Systems Merger”).  We issued 7,000,000 shares of our common stock in exchange for all of the outstanding shares of common stock of Apeiron Systems, its two (2) shareholders, Joshua Ploude (6,300,000 shares) and Vyacheslav Yanson (700,000 shares), pro rata, in accordance with their respective equity interests in Apeiron Systems. Closing conditions to the Apeiron Systems Merger Agreement included, among other conditions, that the Apeiron Systems shareholders would have a $1.00 per share “Guaranteed Value” on the KonaTel shares they received under the Apeiron Systems Merger, if the KonaTel shares exchanged did not trade at or above $1.00 for ten (10) consecutive days during the period commencing on

December 31, 2020, and ending December 31, 2021, on the applicable trading market for our common stock during that period, and subject to such shares being continuously owned of record by the Apeiron Systems shareholders, all as outlined in Section 5.10 of the Apeiron Systems Merger Agreement. This condition was fully satisfied effective June 16, 2021.

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

On December 14, 2020, the shares of our common stock were approved for up listing to the OTC Markets OTCQB® Venture Market (“OTCQB Tier”). OTCQB is a venture market operated by the OTC Markets. To be eligible for quotation on the OTCQB, companies must be current in their reporting obligations under Section 13 or 15(d) of the Exchange Act and undergo an annual verification and management certification process. Companies must also meet a minimum bid price test and other financial conditions. The OTC Markets is recognized by the SEC as a “Qualified Interdealer Quotation System” (“IDQS”) under SEC Rule 15c2-11(e)(6); and the OTCQB is an established public market that provides current public information to investors that need to analyze, value and trade securities.

On August 25, 2021, the Company filed a registration statement with the SEC on Form S-8 to register 5,901,884 shares of its common stock reserved for grant underlying the Company’s 2018 Incentive Stock Option Plan (year designation reflects a change to a calendar year end in 2017).

On June 14, 2022, we and our wholly owned subsidiaries, Apeiron Systems and IM Telecom, entered into a Note Purchase Agreement (the “NPA”) with CCUR Holdings, Inc., a Delaware corporation (“CCUR”), as “Collateral Agent”; and CCUR and Symbolic Logic, Inc., a Delaware corporation (“Symbolic”), as “Purchasers,” along with a related Guarantee and Security Agreement (the “GSA”), whereby the Company and its subsidiary companies pledged their assets (including the Company’s equity ownership of its subsidiaries) to secure $3,150,000 (the “Principal Amount”) in debt financing payable in one (1) year (cannot be repaid prior to nine (9) months), together with interest at the rate of 15% per annum (the “Interest Rate”), with two (2) successive six (6) month optional extensions (the “Loan”). For additional information on the NPA and related transactions, see our 8-K Current Report dated June 14, 2022, and filed with the SEC on June 21, 2022, which is available by Hyperlink in Part IV, Item 15 hereof.

On July 7, 2022, the Company filed a registration statement with the SEC on Form S-8 to register an additional 2,000,000 shares of its common stock reserved for grant underlying the Company’s 2018 Incentive Stock Option Plan.

On August 22, 2022, the Company filed a registration statement with the SEC on Form S-8 to decrease its shares registered on Form S-8 by 1,500,000 shares; and on March 20, 2023, filed a similar amendment on Form S-8 to decrease the shares registered by 253,764 shares, leaving 6,148,120 remaining registered shares with 1,648,120 shares having been issued and 4,500,000 reserved shares for future issuance under granted or to be granted incentive stock options.

BUSINESS

KonaTel Nevada was organized under the laws of the State of Nevada on October 14, 2014, by its founder and then sole shareholder, D. Sean McEwen, our current Chairman and CEO, to conduct the business of a full-service cellular provider that delivered cellular products and services to individual and business customers in various retail and wholesale markets. Through its sales network, it provided these services nationwide. In furtherance of its proposed business, on November 1, 2014, it acquired most of the assets of Coast to Coast Cellular, Inc. (“Coast to Coast”), including inventories, property, plant and equipment and its customer list, all valued at approximately $950,000 net of liabilities in the approximate amount of $415,000; and on November 1, 2016, it acquired the assets of CS Agency LLC (“CS Agency”), consisting of contract rights related to the cellular industry, in consideration of assuming liabilities of CS Agency in the approximate amount of $300,000. With the completion of the KonaTel Nevada Merger, we succeeded to the current and intended business operations of KonaTel Nevada.

On December 31, 2018, we acquired Apeiron Systems (www.apeiron.io). Apeiron was organized in 2013 and is an international hosted services Communications Platform as a Service (“CPaaS”) provider that designed, built, owns and operates its national private core network, supporting a suite of business communications services, all accessible via proprietary Applications Programming Interfaces (“APIs”). As an FCC licensed Internet Telephony Service Provider (“ITSP”), Apeiron also holds an FCC numbering authority license. Some of Apeiron’s hosted services include Voice over IP (“VoIP”), cellular and Over-The-Top (“OTT”) telephony, SMS/MMS messaging and broadcast services, numbering features, including Cloud IVRs, Voicemail, Fax, Call Recording and other services through local, toll-free and international phone numbers. Supported by its national redundant network, Apeiron also provides public and private IP network services, including Multiprotocol Label Switching (“MPLS”), Dedicated Internet and LTE Wireless WAN solutions. Apeiron’s cloud services include Information Data Dips, Software-Defined Wide Area Networking (“SD-WAN”) and Internet of Things (“IoT”) data and device management. Apeiron primarily distributes its services nationally through its website, its sales staff, independent sales agents and Independent Sales Organizations (“ISOs”).

Apeiron Systems is headquartered in Johnstown, Pennsylvania, where it has customer service and software engineering resources staffed. Additional development resources are staffed out of Los Angeles, CA, as well as in Europe and Asia.

On February 5, 2018, we entered into a purchase agreement to acquire IM Telecom (www.infinitimobile.com). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. IM Telecom operates as a wholly owned subsidiary of KonaTel. It is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of twenty-two (22) original FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan since 2012, of which approximately twelve (12) license holders remain active today. The FCC has not approved (granted) a new wireless reseller Lifeline Compliance Plan since 2012. As a licensed ETC, IM Telecom is currently authorized to distribute Lifeline subsidized mobile voice/data service in ten (10) states, which are Vermont, South Carolina, Georgia, Maryland, Kentucky, Wisconsin, Oklahoma, California, New York and Nevada. In addition to Lifeline, IM Telecom is also an FCC licensed Affordable Connectivity Program (“ACP”) provider, authorized to distribute ACP subsidized high-speed mobile data service in the fifty (50) states plus Washington D.C. and Puerto Rico. Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income Americans. ACP is an FCC program that provides subsidized high-speed wireless data services to low-income Americans. IM Telecom distributes Lifeline and ACP services under its Infiniti Mobile brand name through its website, sales staff, retail locations and ISOs. IM Telecom also offers non-Lifeline and non-ACP services throughout the United States.IM Telecom has a US-based customer support center located in Atmore, Alabama.

IM Telecom is headquartered in Plano, Texas, and has a warehouse operation in Tulsa, Oklahoma, and a customer service center in Atmore, Alabama.

We are headquartered in Plano, Texas. Apeiron Systems has eight (8) full-time employees; IM Telecom has (23) full-time employees and two (2) part-time employees; and we have four (4) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, across our two wholly owned subsidiaries, Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC and ACP subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to ten (10) states and our ACP services distributed in the fifty (50) states, as well as Washington D.C. and Puerto Rico, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

We generate revenue from two (2) primary sources, Hosted Services and Mobile Services:

•	Our Hosted Services include a suite of hosted CPaaS services within Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management, of which IoT provides device connectivity via wireless 4G/5G. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and ISOs.

•	Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through our subsidiaries Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or the FCC’s ACP mobile data program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP program, are subject to change and may have a material impact on our Mobile Services business if changed, reduced or eliminated.

Distribution Methods of the Products or Services

We primarily distribute our Hosted Services through our website, sales staff, master distribution agreements and ISOs (independent sales agents). We primarily distribute our Mobile Services through our website, sales staff, retail locations and ISOs. Since 2021, we have continued to increase our Mobile Service online marketing efforts to supplement alternative distribution channel growth.

Sources and Availability of Raw Materials and the Names of Principal Suppliers

Wholesale wireless services are sourced either directly from the wireless carrier or from wholesalers that sit between us (Apeiron Systems and IM Telecom) and the wireless carrier. Carriers can include Verizon, T-Mobile and AT&T. Wholesalers can include Prepaid Wireless Group (“PWG”) and Telispire.

Wireless resellers, like us, traditionally do not own the wireless infrastructure over which services are provided. We purchase services from the following sources:

•	Verizon: Verizon voice, text and data services are provided through master distribution partners of Verizon. The contract we hold with distribution partners has set per unit pricing for voice, text and data wireless services. Pricing per unit is in the form of a monthly recurring charge (“MRC”) that may or may not include minutes of use, text units or data units. Additional data units are available for purchase;

•

AT&T: AT&T voice, text or data service and AT&T IoT service under a contract with us, has set “unit based” pricing for voice, text, and data and IoT wireless services. Pricing per unit is in the form of an MRC that may or may not include minutes of use, text units or data units. Additional data units are available for purchase;

•	Verizon Wireless VPP, a Verizon IoT product: Verizon VPP, also through a contract with us, has set per unit pricing for IoT wireless services. Pricing per unit is in the form of an MRC that includes data units with defined over plan use pricing; and

•	T-Mobile voice, text or data Lifeline services are provided through master distribution partners of T-Mobile. The contract we hold has set pricing for bundled voice, text and data wireless services. Pricing bundles are in the form of an MRC that include minutes of use, text units or data units. Larger data plans are available for purchase for consumer requiring larger voice and data packages.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Our wholly owned subsidiary, IM Telecom, is an FCC licensed ETC and is one of the original twenty-two (22) FCC licensed wireless cellular resellers to hold an FCC approved wireless Lifeline Compliance Plan in the United States (as of 2012), of which approximately twelve (12) license holders remain active today. As a licensed ETC, IM Telecom is currently authorized to distribute Lifeline subsidized mobile voice/data service in ten (10) states. IM Telecom is also an FCC licensed ACP carrier, authorized to distribute ACP subsidized mobile data services in the fifty (50) states as well as Washington D.C. and Puerto Rico. Infiniti Mobile also offers non-Lifeline and non-ACP services.

We hold a United States Patent and Trademark Office registered trademark “Lifeline+®” and use this Trademark in our marketing materials.

Competition

The telecommunications industry is highly competitive. Our primary cellular competitors include other resellers and national carriers, such as AT&T, Verizon and T-Mobile. These national cellular carriers are facility-based, are significantly larger than us and enjoy trade name and trademark public recognition, as well as greater resources, scale and competitive advantages, among other substantial factors, as compared to us. In addition, our cellular competitors also include numerous smaller regional carriers, existing MVNOs and ETCs, such as Metro PCS, Cricket Wireless, TracFone Wireless, QLink Wireless, TruConnect and Assurance Wireless, many of which offer or may offer cellular, mobile data, Lifeline and ACP services, along with no-contract postpaid and prepaid service plans. Our CPaaS competitors include, but are not limited to, Twilio, Plivo, Bandwidth, Thinq, VoIP Innovations, Telnyx, Coredial, Vonage/Nexmo, CLX Comm, Genband Kandy, Tropo, Telestax, 2600Hz and Signal Wire. Competitive factors within the telecommunications industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation. Other competitors have sought to add ancillary services, like mobile video, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on margins as companies compete to retain their current customer base and continue to add new developments, many proprietary or patented, and customers.

Need for any Governmental Approval of Principal Products or Services

On October 23, 2018, the FCC approved our acquisition of IM Telecom, an FCC licensed wireless Lifeline carrier. In 1985, during the Reagan administration, the FCC established the Lifeline Assistance program through generic powers afforded the FCC under the Communications Act of 1934. Cellular service was added to the Lifeline program in 2009. Approximately nineteen (19) of the original twenty-two (22) ETCs still hold an FCC approved wireless reseller Lifeline Compliance Plan, but only about twelve (12) are active today.  The FCC has not approved any new wireless reseller Lifeline Compliance Plans since 2012. We expect our future gross revenues to mainly come from government subsidized mobile voice and mobile data services.

Existing and Probable Government Regulation to Our Current and Intended Business

The FCC has several complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC has rules regarding provision of 911 and E-911 services, porting telephone numbers, roaming, disabilities access, privacy and cybersecurity, consumer protection, and the universal service and Lifeline programs, including eligibility, reimbursement and program requirements. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or results of operations. Our ability to provide services and generate revenues could be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Exchange Act, and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation relieves us of some of the informational requirements of Regulation S-K and Article 8 of Regulation S-X of the SEC.

Emerging Growth Company

In 2020, our “emerging growth company” designation as defined in the “Jumpstart Our Business Startups Act of 2012,” or the “JOBS Act,” expired as of the fifth anniversary of our initial registered public offering. During our emerging growth company designation, we did not utilize any financial statement waivers available to us as a result of that designation.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointments, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act could substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least ten (10) days prior to the date that definitive copies of this information are forwarded to our shareholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the SEC on a regular basis, and are required to timely disclose certain material events (e.g., entry into a definitive material agreement, changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business, bankruptcy and receivership filings and the sale of in excess of five percent (5%) of our outstanding securities, among various other material matters) in a Current Report on Form 8-K. See SEC Form 8-K for a more complete description of the type of material events required to be disclosed.

Number of Total Employees and Number of Full-Time Employees

Across our companies, we have a total of thirty-seven (37) employees; thirty-five (35) full-time employees and two (2) part-time employees.

Subsidiaries

We have three (3) wholly owned subsidiaries: KonaTel Nevada; IM Telecom; and Apeiron Systems. Our subsidiary KonaTel Nevada, has remained inactive since early 2021.

Additional Information

You may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all the reports or registration statements that we have previously filed electronically with the SEC at its Internet site at www.sec.gov in the Edgar Archives of the SEC or in our website at konatel.com.

ITEM 1A.  RISK FACTORS

RISK FACTORS

As we are a smaller reporting company as defined by Section 12b-2 of the Exchange Act, we are not required to provide the information under this Item or in our annual or quarterly reports filed with the SEC; however, we believe this information may be of value to our shareholders or potential investors in our Company. These risk factors should be considered in light of the caption “Forward-Looking Statements” at the forepart of this Annual Report. We reserve the right not to provide risk factors in our future filings. Our primary risk factors and other considerations include:

Risks Related to the Company

We have a limited operating history and cannot ensure the long-term successful operation of our business or the execution of our business plan.

We have a limited operating history, having commenced our current business operations in November of 2014, and our wireless marketing technology and solutions are an evolving business offering. As a result, investors have a limited track record by which to evaluate our future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to successfully accomplish and fund our current endeavors, which would materially impact our ability to implement our business plan, including:

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

For the year end December 31, 2022, we reported gross revenues of $20,023,340, cost of revenues of $15,033,733, operating expenses of $7,544,292, other income and expenses of ($397,675) and a net loss of ($2,952,360). We anticipate additional revenue and net income growth in 2023, further reducing our accumulated deficit balance.

For the prior year ended December 31, 2021, we reported gross revenues of $12,834,844, cost of revenues of $7,105,464, operating expenses of $5,091,033, other income and expenses of ($15,361) and net income of $622,986.

For the year ended December 31, 2022, we had $12,352, in non-cash depreciation expense. As of December 31, 2022, our accumulated deficit was $8,297,864.

The United States Government’s dissolution or reduction of the Lifeline Program or the elimination of “resellers” of these services would have a substantial adverse effect on our current and planned business operations.

•	Considering there are approximately 7,300,000 current Lifeline users and approximately 38,000,000 eligible Lifeline customers (according to USAC), this would be a draconian move; however, it is a possibility. Federal or state governmental agencies could also significantly reduce or delay Lifeline reimbursement payments to Lifeline carriers, forcing Lifeline carriers to continue to provide minimum Lifeline services and at a reduced reimbursement rate. Depending on any reimbursement reduction, a reduction would diminish earnings and could make Lifeline unprofitable. The FCC established the Lifeline program in 1985 to ensure that qualifying low-income consumers could afford phone service and the opportunities and security it provides. Congress supported and strengthened Lifeline in the Telecommunications Act of 1996, requiring that affordable service and advanced communications be available to low-income consumers across the country.

•	Lifeline and ACP require several factors to be successful. The impact of negative governmental changes and negative national carrier pricing have been outlined above. In addition to those two risks, an interruption to the supply of low-cost phones and/or a reduction of Lifeline and ACP agents (no access to or not enough access to agents) would have a negative impact on Lifeline and/or ACP.

•	Adequate equipment financing and available cash resources to pay up-front compensation payments (sometimes required) is critical to facilitate Lifeline, ACP, B2B and retail sales, and the lack of these resources would have a negative impact on our business.

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

We might be required to raise additional funding through public or private debt or equity financings. Any additional equity financings may be dilutive to our current shareholders and may be completed at a discount to the then-current market price of our common stock. Debt financing, if available, would likely involve restrictive covenants on our operations or pertaining to future debt or equity financing arrangements. Nevertheless, we may not successfully complete any future equity or debt financing. Adequate funds for our operations, whether from financial markets, collaborative or other arrangements, may not be available when needed or on terms attractive to us. If adequate funds are not available, our plans to operate our business maybe adversely affected, and we could be required to curtail our activities significantly and/or cease operations.

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

A national carrier (Verizon, AT&T, T-Mobile) could dissolve, reduce or restrict any wholesale program, agent program or reseller program.  This includes both voice and data IoT, which would adversely affect our business.

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

The market for our products and service solution technologies is generally highly competitive, and we expect competition to increase in the future. Some of our competitors or potential competitors have significantly greater financial, technical and marketing resources than we have. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements. They may also devote greater resources to the development, promotion and sale of their products than we do.

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

Our success is dependent upon attracting and maintaining key personnel, including our founder, Chairman and CEO, D. Sean McEwen, and various key executive employees, including Joshua Ploude from whom we acquired Apeiron Systems and who serves as CEO of Apeiron Systems, and Charles D. Griffin, our President and COO, among others, who are listed in Part III, Item 10 of this Annual Report.

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

Our technology, proprietary platforms, products and services are highly complex and are designed to operate in and across data centers, large and complex networks and other elements of the digital media workflow that we do not own or control. On an ongoing basis, we need to perform proactive maintenance services on our platform and related software services to correct errors and defects. In the future, there may be additional errors and defects in our software that may adversely affect our services. We may not have in place adequate reporting, tracking, monitoring and quality assurance procedures to ensure that we can detect errors in our software in a timely manner. If we are unable to efficiently and cost-effectively correct errors or other problems that may be identified, or if there are unidentified errors that allow persons to improperly access our services, we could experience loss of revenues and market share, damage to our reputation, increased expenses and legal actions by our customers and our business may fail.

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

 On January 30, 2020, the World Health Organization declared the coronavirus (the “Covid-19”) outbreak a “Public Health Emergency of International Concern,” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus included restrictions on travel and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which we operate. While it is unknown how long these conditions will last and what the complete financial affect will be on us, to date, and as a result of actions taken by management to mitigate a material impact to our financial statements or our operational results, we are not currently experiencing a material impact to our financial statements or our results of operations; however, a pandemic typically results in social distancing, travel bans and quarantines, which may result in limited access to our facilities, customers, management, support staff and professional advisors.  These, in turn, may not only impact our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event.  Given our small staff, if a key member of our team were disabled by COVID-19, it could have a material negative impact on our business.  Also, it may substantially hamper our efforts to provide our investors with timely information and to comply with our filing obligations under the Exchange Act with the SEC. If this pandemic were to last a prolonged period of time, we could see a decline in revenue due to the closure of customer businesses, which could then impact our ability to pay our short-term debts. Our concentration of revenue from a small group of Apeiron Systems’ customers makes it reasonably possible that we are vulnerable to the risk of a long-term severe impact. Our dependence on certain suppliers to provide equipment to be distributed or sold to our customers could also be impacted if inventory shortages occur due to import or export restrictions resulting from the pandemic.

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

While we do not have any direct exposure to Russia, Belarus or Ukraine through our operations, employee base, investments or sourcing of goods and services, third party companies with whom we do business may use Ukraine-based software developers.  These relationships may be affected by the global geopolitical disruptions caused by the Russian invasion of Ukraine in February 2022.  We also face the risk that the invasion and ongoing war may result in disruptions to national and international telecommunications networks, either through cyberattacks by state actors or others, physical damage to the networks themselves or due to interruptions in the supply chain for the materials and services necessary to maintain them.  The likelihood and the potential size and scope of any such damage or disruptions is difficult to predict.  However, they may have significant negative effects on the Company’s future business and results of operations.

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

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our products and services, our business, financial condition and results of operations may suffer, and our business may fail.

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

Currently, broker-dealers require legal opinions of shareholders of almost all over-the-counter stocks to deposit and sell these shares, and all of these legal opinions are required to be paid for by the shareholder; and often, two (2) legal opinions are required, one (1) from the shareholder’s legal counsel and one (1) from the broker-dealer’s legal counsel. This policy has been required of mostly all low-priced over-the-counter traded securities, regardless of whether the shares have been registered with the SEC, or whether there is no “restrictive” legend on the stock certificate representing the shares and always if the shares are designated as “restricted securities.” Larger, national broker-dealers will generally not even trade these securities. The high cost of these types of legal opinions is often more than the value of the shares sought to be sold, and the process can take two (2) to three (3) weeks or more. Accordingly, shareholders with limited shares of low-priced stocks will be unable to economically sell their shares, regardless of whether an “established trading market” for the shares exists, and if they could sell their shares, the required selling process may inhibit their ability to sell the shares when they desire to sell their shares.

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

As of the date of this Annual Report, D. Sean McEwen, our Chairman and Chief Executive Officer, beneficially owns approximately 37% of our issued and outstanding shares of common voting stock by reason of his personal holdings. This percentage does not include certain vested non-compensatory stock options which he owns and that can be exercised within sixty (60) days of the date of this Annual Report, all of which options are described under the caption “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12 hereof. As a result, Mr. McEwen may have the ability to substantially control the election of our board of directors, the outcome of issues requiring approval by our shareholders and other corporate actions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other shareholders; and could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock, whether by making a tender offer or attempting to obtain control of our Company.  Also see the caption “Executive Compensation” of Part III, Item 11 hereof.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results in a timely manner or detect fraud. Consequently, investors could lose confidence in our financial reporting, and this may adversely affect any trading price for our common stock that may then exist.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2:  PROPERTIES

We do not own any property.

We have leases on the following properties:

On December 18, 2020, we entered into a lease of an office suite in Plano, TX, which commenced on January 25, 2021. Lease payments were deferred until May 1, 2021. Beginning on May 1, 2021, lease payments are $3,650 per month for the twelve (12) month period ended April 30, 2022, and $3,735 per month for the twelve (12) month period ended April 30, 2023. The lease term is for five (5) years.

Through our wholly owned subsidiary, IM Telecom, we have leases on the following properties:

Our Tulsa, Oklahoma distribution center, consisting of approximately 2,466 square feet, is under a three (3) year lease that commenced on August 1, 2022. Monthly lease payments for this property are $2,356 per month for the twelve (12) month period ended July 31, 2023.

Our customer service center is in Atmore, Alabama, and consists of approximately 1,766 square feet. This lease commenced on June 1, 2022, and terminates on June 1, 2025. Monthly lease payments for this property are $2,121 per month.

Through our wholly owned subsidiary, Apeiron Systems, we have a lease at the following property:

Our Johnstown, Pennsylvania office, consisting of approximately 6,900 square feet, is under a lease that commenced on September 1, 2022, and expires on September 30, 2030. Monthly lease payments for this property are $4,500 per month.

ITEM 3:  LEGAL PROCEEDINGS

We are not party to any material legal proceedings.

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Until December 14, 2020, our common stock was quoted on the “OTC Pink Tier” of the OTC Markets under the symbol “KTEL.” On December 14, 2020, our common was approved for up-listing on the OTC Markets’ OTCQB® Venture Market or the OTCQB Tier. No assurance can be given that any established trading market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of shares of our common stock comprised of restricted securities pursuant to Rule 144 of the SEC, any other available exemption from registration under the Securities Act or by registration under the Securities Act by members of management or others, including any person to whom any such securities may be issued in the future, may have a substantial adverse impact on any such public market.  For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” of this Item below.

The common stock that can be acquired under vested and exercised incentive stock options that we have granted may also have an impact on any public trading market in our common stock. The shares underlying our 2018 Incentive Stock Option Plan have been registered with the SEC on Form S-8. See the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part III, Item 11 hereof, for a description of all of our outstanding incentive stock options.

Also, see the heading “Risks Related to Our Common Stock” of the caption “Risk Factors” in Part I, Item 1A hereof.

The following table sets forth, for the periods indicated over the last two (2) years, the high and low closing bid quotations, as reported by the OTC Markets and OTCQB Markets, and represents prices between dealers, does not include retail markups, markdowns, or commissions and may not represent actual transactions:

	For the Years Ended December 31,
	2022		2021
	High	Low	High	Low
First Quarter	$1.75	$0.75	$0.78	$0.20
Second Quarter	$1.50	$0.77	$1.10	$0.30
Third Quarter	$1.75	$1.10	$0.92	$0.60
Fourth Quarter	$1.31	$1.03	$1.97	$0.82

These prices were obtained from OTC Markets and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Rule 144

The following is a summary of the current requirements of Rule 144, including issues related to companies that are or have ever been a “shell company”:

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

After six-month holding period – may resell in accordance with all Rule 144 requirements including:

*Current public information,

Volume limitations,

Manner of sale requirements for equity securities, and

Filing of Form 144.

*Current public information is continually required for resales under Rule 144 because the Company was a former shell company.

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

Holders

We currently have 556 shareholders of record as of March 20, 2023, not including an indeterminate number of shareholders who may hold their shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

There have been no sales by us of any unregistered securities during the past two (2) years ended December 31, 2022, and 2021.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  [RESERVED]

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, operating results and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed at the forepart of this Annual Report on page 2 hereof, and further, below, under “Trends and Uncertainties.”

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

Comparison of the Year Ended December 31, 2022, to the Year ended December 31, 2021

Results of Operations

In comparing our Statements of Operations between the years ended December 31, 2022, and 2021, we grew revenue, realized increased costs of revenue and operating expenses, and decreased net income.

For the year ended December 31, 2022, we had $20,023,340 in revenues from operations compared to $12,834,844 in the prior year ended December 31, 2021, for a total revenue increase of $7,188,496, in 2022. The increase in 2022 revenue was due to our planned expansion within the Mobile Services segment, which allowed us to distribute high-speed mobile data service to low-income consumers.

For the year ended December 31, 2022, our cost of revenue was $15,033,733 compared to $7,105,464 in the prior year ended December 31, 2021, for a cost of revenue increase of $7,928,269, in 2022. Our cost of revenue increase was the result of delivering more devices to subscribers, as well as providing for sales compensation and network costs related to the higher growth occurring within the Mobile Services segment.

For the year ended December 31, 2022, we had gross profit of $4,989,607 compared to $5,729,380 in the prior year ended December 31, 2021, for a gross profit decrease of ($739,773) in 2022. This decline is directly related to up-front costs incurred by accelerating growth to acquire new customers within our Mobile Services segment.

For the year ended December 31, 2022, total operating expenses were $7,544,292 compared to $5,091,033 in the prior year ended December 31, 2021, for an increase of $2,453,259 in 2022. This increase was due primarily from additions in payroll and related expenses resulting from the hiring of our executive staff, as well as senior operations and customer support staff within our IM Telecom subsidiary. Additionally, increases in professional service fees for legal and billing, as related to the expansion of ACP and Lifeline in our Mobile Services segment.

For the year ended December 31, 2022, other income (expense) was ($397,675) compared to ($15,361) in the prior year ended December 31, 2021. This increase is due primarily to interest expense related to our CCUR loan.

For the year ended December 31, 2022, we had a net loss of ($2,952,360) compared to net income of $622,986 in the prior year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, we had $2,055,634 in cash and cash equivalents on hand.

Our ability to continue as a business is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve (12) months with revenues from our operations and use of financing received during the year.

In comparing liquidity between the years ending December 31, 2022, and 2021, cash increased by 120%. The increase was the result of the CCUR $3,150,000 loan received to finance sales growth in our mobile services sector. Total liabilities increased by 294% in 2022when compared to 2021, as a result of the CCUR loan taken out in 2022. Going forward, growth from new service offerings is expected to provide additional liquidity for our business. Working capital decreased by $2,257,587 for the year ended December 31, 2022, primarily resulting from the addition of loans payable.

Our current ratio (current assets divided by current liabilities) was .92 as of December 31, 2022, and 2.91as of December 31, 2021.

Cash Flow from Operations

During the year ended December 31, 2022, and the year ended December 31, 2021, cash flow provided by operating activities was $(1,821,870) and $211,930, respectively.  Decreased cash flows provided by operating activities were primarily attributable to a material increase in purchased inventory to support distribution and growth within the Mobile Services, as well as related sales compensation expenses.

Cash Flows from Investing Activities

During the year ended December 31, 2022, and the year ended December 31, 2021, cash flow provided by(used in) investing activities was $10,000 and ($10,000), respectively. The cash provided by investing activities during 2022 was the result of the sale of assets.

Cash Flows from Financing Activities

During the year ended December 31, 2022, and the year ended December 31, 2021, cash flow provided by financing activities was $2,934,718 and $15,661, respectively. In 2022, cash flow generated from financing activities consisted of $3,150,000 cash received from short-term notes payable; ($173,532) cash used for payment of loan origination costs; ($150,000) cash used for repayment of notes payable; and $108,250 cash received from the exercise of incentive stock options. During the year ended December 31, 2021, cash flow used in financing activities was comprised of($94,339) for repayments of notes payable and $110,000 in cash received from the exercise of incentive stock options.

Going Concern

The Company generated a net loss of ($2,952,360) during the year ended December 31, 2022. We had net income of $622,986 in 2021. The Company experienced positive cash flow of $1,112,849 and $217,591 in 2022, and 2021, respectively. The accumulated deficit as of December 31, 2021, was $8,297,864.

The business received $3,150,000 in capital financing during the year ended December 31, 2022, to help grow the mobile services base in IM Telecom. The business gained additional distribution channels as a result, and at its peak more than tripled its subscriber base. High growth phases require immediate expense recognition, and as a result, management expected net operating losses during this high growth phase. Following this initial high-growth phase, management slowed the acceleration, and the business had an immediate (and expected) return to positive cash flow and recorded net operating profit of $301,135 in Q4 2022. In Q4 2022, management shifted its distribution channels towards its highest profit areas, and has seen Average Revenue Per User (“ARPU”) increase as a result. Management also gained additional equipment suppliers, and has been able to leverage terms on device purchases, moving from prepayments up to thirty (30) days. We expect terms to become more favorable and offer greater use of our cash in 2023.

We are one of only a few businesses to hold a national ETC license, which provides us with additive reimbursement rates within the states we operate. We will continue to target and expand into new ETC licensed areas, and expect increasing returns as a result. Management believes as we expand state licensing under our ETC designation, this activity will only continue to increase the value of our ETC license within the marketplace and afford us additional financing capabilities for growth.

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

Leases

In February 2016, the FASB updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement, and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. We adopted the updated guidance on January 1, 2019, on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the updated guidance. In addition, as permitted under the transition guidance within the new standard, prior scoping and classification conclusions were carried forward for leases existing as of the adoption date.

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

 Income Taxes

We account for income taxes in accordance with FASB ASC 740, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return.  We had no liability for uncertain tax positions as of December 31, 2022, and 2021. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. We do not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2022, and 2021.

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

December 31, 2022, and 2021

(This space intentionally left blank)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of KonaTel, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KonaTel, Inc. (the Company) as of December 31, 2022, and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and 2021, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Stock Based Compensation

Description of the Matter:

As discussed in Note 9 to the consolidated financial statements, the Company offers stock option awards that involve complex accounting estimates. Management evaluates the stock option awards in accordance with ASC Topic 718, “Compensation-Stock Compensation” and uses the Black Scholes Model to value the stock option awards. This model requires management to make assumptions, use judgment, and can be complex.

How We Addressed the Matter in Our Audit

We gained an understanding of the management’s processes and methodology to develop the estimates. We reviewed the underlying option agreements. We evaluated management’s selection of a valuation method, tested the inputs used in the valuation method (Black-Scholes) calculation by agreeing terms of the underlying agreements and market information to third-party sites, and recalculated the value of the options. We also evaluated the adequacy of the disclosures related to these fair value measurements.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 17, 2023

PCAOB #457

We have served as the Company’s auditor since 2019.

KONATEL, INC.

CONSOLIDATED BALANCE SHEETS

	Years Ended December 31,
	2022	2021
Assets
Current Assets
Cash and Cash Equivalents	$2,055,634	$932,785
Accounts Receivable, net	1,510,118	1,274,687
Inventory, Net	526,337	566,839
Prepaid Expenses	61,241	79,467
Other Current Asset	164	164
Total Current Assets	4,153,494	2,853,942

Property and Equipment, Net	36,536	48,887

Other Assets
Intangible Assets, Net	1,187,937	807,775
Other Assets	73,883	154,297
Investments	—	10,000
Total Other Assets	1,261,820	972,072
Total Assets	$5,451,850	$3,874,901

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,348,931	$930,449
Loans Payable, net of loan fees	3,070,947	—
Right of Use Operating Lease Obligation - current	118,382	50,672
Total Current Liabilities	4,538,260	981,121

Long Term Liabilities
Right of Use Operating Lease Obligation - long term	458,227	136,445
Note Payable - long term	—	150,000
Total Long Term Liabilities	458,227	286,445
Total Liabilities	4,996,487	1,267,566
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 42,240,406 outstanding and issued at December 31, 2022 and 41,615,406 outstanding and issued at December 31, 2021	42,240	41,615
Additional Paid In Capital	8,710,987	7,911,224
Accumulated Deficit	(8,297,864)	(5,345,504)
Total Stockholders’ Equity	455,363	2,607,335
Total Liabilities and Stockholders’ Equity	$5,451,850	$3,874,901

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021
Revenue	$20,023,340	$12,834,844
Cost of Revenue	15,033,733	7,105,464
Gross Profit	4,989,607	5,729,380

Operating Expenses
Payroll and Related Expenses	4,974,989	2,702,495
Operating and Maintenance	8,129	1,887
Bad Debt	29,133	31,318
Professional and Other Expenses	1,509,269	697,594
Utilities and Facilities	206,380	146,254
Depreciation and Amortization	12,352	833,016
General and Administrative	300,042	156,386
Marketing and Advertising	106,402	90,635
Application Development Costs	146,400	266,191
Taxes and Insurance	251,196	165,257
Total Operating Expenses	7,544,292	5,091,033

Operating Income/(Loss)	(2,554,685)	638,347

Other Income and Expense
Interest Expense	(399,031)	(15,361)
Other Income/(Expense), net	1,356	—
Total Other Income and Expenses	(397,675)	(15,361)

Net Income (Loss)	$(2,952,360)	$622,986

Earnings (Loss) per Share
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.01
Weighted Average Outstanding Shares
Basic	41,863,283	40,909,085
Diluted	41,863,283	42,891,011

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2021	40,692,286	$40,692	$7,460,632	$(5,968,490)	$1,532,834
Exercised Stock Options	923,120	923	109,077	—	110,000
Stock Based Compensation	—	—	341,515	—	341,515
Net Income	—	—	—	622,986	622,986

Balances as of December 31, 2021	41,615,406	$41,615	$7,911,224	$(5,345,504)	$2,607,335
Exercised Stock Options	625,000	625	107,625	—	108,250
Stock Based Compensation	—	—	692,138	—	692,138
Net Loss	—	—	—	(2,952,360)	(2,952,360)

Balances as of December 31, 2022	42,240,406	$42,240	$8,710,987	$(8,297,864)	$455,363

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,952,360)	$622,986
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	12,352	833,016
Loan Origination Cost Amortization	94,478	—
Bad Debt	29,133	31,318
Stock-based Compensation	692,138	341,515
Change in Right of Use Asset	(83,612)	(92,947)
Change in Lease Liability	92,941	105,395

Changes in Operating Assets and Liabilities:
Accounts Receivable	(264,564)	(871,204)
Inventory	40,502	(549,053)
Prepaid Expenses	98,640	(77,102)
Accounts Payable and Accrued Expenses	418,483	(112,117)
Deferred Revenue	—	(37,677)
Other Assets	—	17,800
Net cash provided by (used in) operating activities	(1,821,869)	211,930

Cash Flows from Investing Activities
Purchase of Assets	—	(10,000)
Sale of Assets	10,000	—
Net cash provided by (used in) investing activities	10,000	(10,000)

Cash Flows from Financing Activities
Proceeds from short-term note payable	3,150,000	—
Loan origination cost	(173,532)	—
Repayments of amounts of Notes Payable	(150,000)	(94,339)
Cash received from Stock Options Exercised	108,250	110,000
Net cash provided by (used in) financing activities	2,934,718	15,661

Net Change in Cash	1,122,849	217,591
Cash - Beginning of Year	932,785	715,194
Cash - End of Period	$2,055,634	$932,785

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,099	$6,796
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$472,974	$199,245

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

On December 31, 2018, we acquired Apeiron Systems, Inc., a Nevada corporation d/b/a “Apeiron” (“Apeiron Systems”), which is also our wholly owned subsidiary. Apeiron Systems was organized in 2013 and is an international hosted services CPaaS (“Communications Platform as a Service”) provider that designed, built, owns and operates its private core network, supporting a suite of real-time business communications services and Applications Programming Interfaces (“APIs”). As an Internet Telephony Service Provider (“ITSP”), Apeiron Systems holds a Federal Communications Commission (“FCC”) numbering authority license. Some of Apeiron Systems’ hosted services include SIP/VoIP services, SMS/MMS processing, BOT integration, NLP (“Natural Language Processing”), ML (“Machine Learning”) and number services, including mobile, toll free and DID landline numbers, SMS to Email services, Database Dip services, SD-WAN, voice termination, and numerous API driven services including voice, messaging and network management.

On January 31, 2019, we acquired IM Telecom, an Oklahoma limited liability company, d/b/a Infiniti Mobile, (“IM Telecom” or “Infiniti Mobile”), which became our wholly owned subsidiary. Infiniti Mobile is an FCC licensed ETC (“Eligible Telecommunications Carrier”) and is one of nineteen (19) FCC licensed carriers to hold an FCC approved Lifeline Compliance Plan in the United States. Under the Lifeline program, Infiniti Mobile is currently authorized to provide government subsidized mobile telecommunications services to eligible low-income Americans currently in ten (10) states.

Basis of Presentation

The accompanying financial statements have been prepared using the accrual basis of accounting.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates in these financial statements include the allowance for doubtful receivables, allowance for inventory obsolescence, the estimated useful lives of property and equipment, and intangible assets. Actual results could differ from those estimates. Certain reclassifications have been made to prior year amounts to conform with the current year presentation.

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2022, include the Company and its three (3) wholly owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems, and Infiniti Mobile (January through December). The consolidated financial statements for the year ended December 31, 2021, include the Company and its three (3) wholly owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems, and Infiniti Mobile (January through December). All significant intercompany transactions are eliminated.

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

Allowance for Doubtful Receivables

The allowance for doubtful receivables is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews our accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of December 31, 2022, and 2021, management has determined that no allowance for doubtful receivables is necessary.

Inventory

Inventory consists primarily of the cost of cellular phones and cellular accessories. Inventory is reported at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. As of December 31, 2022, total inventory owned by the company was $526,337.

Due to rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists. As of December 31, 2022, and 2021, the allowance for inventory obsolescence was $0.

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

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of December 31, 2022, and 2021.

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2022, intangible assets include our ETC License and Right of Use Assets.

Other Assets

Other Assets represent items classified as long-term assets in accordance with the Statement of Financial Accounting Standards ASC 210-10-45. Other Assets include security deposits held with vendors.

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

The Company held $0 in collateral deposits from various sub-reseller customers at December 31, 2022, and 2021, respectively. Such amounts represent collateral received from the sub-resellers in order to contract with the Company. The related contracts have an option to terminate within a period of less than one (1) year, and accordingly, these collateral deposits are classified as current liabilities in the accompanying balance sheet.

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

Upon adoption, we recorded $151,471 for operating lease assets and liabilities, which includes the impact of fair value adjustments, prepaid and deferred rent. As of December 31, 2022, and December 31, 2021, our operating lease assets and liabilities were $576,609 and $187,117, respectively.

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

We earn revenue from contracts with customers, primarily through the provision of telecommunications and other services. We account for these revenues under Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers.” This standard update, along with related subsequently issued updates, clarifies the principles for recognizing revenue and develops a common revenue standard under U.S. GAAP. The standard update also amends current guidance for the recognition of costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers will be deferred and amortized consistent with the transfer of the related good or service. The adoption of this guidance did not have a material impact on the consolidated financial statements.

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

Cost of Revenue

Cost of Revenue includes the cost of communication services, equipment and accessories, shipping costs, and agent compensation.

Advertising/Marketing

Costs for advertising/marketing of products and services, as well as other promotional and sponsorship costs, are charged to selling, general and administrative expense in the periods in which they are incurred. Advertising/marketing expense was $106,402 and $90,635 for 2022 and 2021, respectively. The increase in advertising/marketing costs was a result of the expansion of the marketing of Infiniti Mobile via independent agents.

Professional and Other Expenses

Previously for 2021, the Company presented certain professional fees and other expenses under the category of “Professional and Other Expenses.” These expenses are now being presented under the categories of “Operating and Maintenance,” “Professional Services,” and “Application Development Costs” as this change better represents the types of expenses that were incurred during 2022 and 2021, respectively.

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

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for year ended December 31, 2022, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of December 31, 2021, there were 1,981,926 dilutive shares.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Years Ended December 31,
	2022	2021
Numerator
Net Income (Loss)	$(2,952,360)	$622,986

Denominator
Weighted-average common shares outstanding	41,863,283	40,909,085
Dilutive impact of stock options		1,981,926
Weighted-average common shares outstanding, diluted	41,863,283	42,891,011

Net income per common share
Basic	$(0.07)	$0.02
Diluted	$(0.07)	$0.01

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of December 31, 2022, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $859,334 or 57.0% and $255,136 or 16.9%. As of December 31, 2021, the Company had a significant concentration of receivables from two (2) customers in the amounts of $783,431, or 63.9%, and $194,647, or 15.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the year ended December 31, 2022, the Company had two (2) customers that accounted for $12,852,384 or 64.2% of revenue and $3,431,875 or 17.1%, of the revenue. For the year ended December 31, 2021, the Company had two (2) customers that accounted for $5,494,625 or 42.8% and $3,617,833 or 28.2% of revenue. The loss of a major customer would have a negative impact on the Company, and would subsequently require the Company to make significant changes to reduce expenses. It should be noted that our largest customer is the FCC, as part of our participation in the federal Lifeline and ACP programs.

Effect of Recent Accounting Pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statement.

NOTE 2 – SIGNIFICANT TRANSACTIONS

CCUR Loan

On June 14, 2022, the Company and its wholly owned subsidiary companies entered into a Note Purchase Agreement and related Guarantee and Security Agreement with CCUR Holdings, Inc. (as collateral agent), and Symbolic Logic, Inc., whereby the Company pledged its assets to secure $3,150,000 in debt financing. The term is for a period of twelve (12) months, at an interest rate of 15%, with two successive six-month optional extensions. As a condition of securing the loan, the Company paid a 3% origination fee, and other legal and closing expenses to the lender, in the amount of $153,284, resulting in a net loan balance of $2,984,181. The loan costs of $153,284 and the net loan balance of $2,984,181 are to be amortized over a 12-month period. The Company incurred an additional $20,248 in legal expense related to the closing, which amount will be amortized over a 12-month period. Proceeds of the loan were used to retire the $150,000 SBA “EIDL” Loan and will be used in an ongoing capacity to support the acceleration of our mobile services growth strategy.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(425,075)	(412,724)
Property and equipment, net	$36,536	$48,887

Depreciation expense amounted to $12,352 and $30,683 for the years ended December 31, 2022, and 2021, respectively. Depreciation expense is included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. The Right-of-Use Assets were $553,686 and $173,524 in 2022 and 2021, respectively.

The Company has right-of-use assets through leases of properties under non-cancelable leases. As of December 31, 2022, the Company had four (4) properties with lease terms in excess of one (1) year. Of these four (4) leases, two (2) leases expire in 2025, one (1) lease expires in 2026, and one (1) lease expires in 2030. Lease payables as of December 31, 2022, are $576,609.

Future lease liability payments under the terms of these leases are as follows:

2023	$153,593
2024	$155,325
2025	$129,543
2026	$65,968
2027	$54,000
Thereafter	$144,000
Total	$702,429
Less Interest	$125,820
Present value of minimum lease payments	$576,609
Less Current Maturities	$118,382
Long Term Maturities	$458,227

The weighted average term of the right-to-use leases is 68.5 months recorded with a weighted average discount of 6.76%. For the year ended December 31, 2022, total lease expense was $152,639.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions:

	December 31,
	2022	2021
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	634,251	634,251
Right of Use Assets - net	553,686	173,524
Intangible Assets net	$1,187,937	$807,775

Amortization expense amounted to $0 and $802,334 for the years ended December 31, 2022, and 2021, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the license granted by the FCC, all intangible assets are fully amortized as of December 31, 2022.

Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of December 31, 2022, and December 31, 2021, was $634,251.

NOTE 6 – LINES OF CREDIT

The Company has no lines of credit as of December 31, 2022.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2022, there are no such legal proceedings.

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

Letters of Credit

The Company had no outstanding letters of credit as December 31, 2022.

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

Hosted Services – Our Hosted Services include a suite of hosted CPaaS services within the Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and ISOs.

Mobile Services – Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through our subsidiaries Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or the FCC’s ACP mobile data program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP program, are subject to change and may have a material impact on our Mobile Services business if changed, reduced or eliminated.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the year ended December 31, 2022
Revenue	$5,567,308	$14,456,032	$20,023,340
Gross Profit	$1,808,393	$3,181,214	$4,989,607
Depreciation and amortization	$11,944	$408	$12,352
Additions to property and equipment	$-	$-	$-

For the year ended December 31, 2021
Revenue	$5,740,728	$7,094,116	$12,834,844
Gross Profit	$2,013,459	$3,715,921	$5,729,380
Depreciation and amortization	$805,469	$27,547	$833,016
Additions to property and equipment	$-	$-	$-

NOTE 9 – STOCKHOLDERS’ EQUITY

Non-Compensatory Stock Options

Effective December 18, 2017, the Company completed an Agreement and Plan of Merger whereby a newly formed wholly owned subsidiary merged with and into KonaTel Nevada, and under which KonaTel Nevada was the surviving corporation and became a wholly owned subsidiary of the Company. Mr. McEwen was the sole shareholder of KonaTel Nevada and received merger consideration of 13,500,000 shares of the Company’s common stock and 1,500,000 non-compensatory options to acquire shares of the Company’s Common Stock under the merger, at an exercise price of $0.22 per share, vesting quarterly, from March 18, 2018, to December 18, 2019. See NOTE 11 below.

Stock Compensation

The Company offers incentive stock option equity awards to directors and key employees. Options vest in tranches and typically expire in five (5) years. During the year ended December 31, 2022, and 2021, the Company recorded options expense of $692,138 and $341,515, respectively. The option expense not taken as of December 31, 2022, is $1,557,516, with a weighted average term of 3.22 years.

In 2022, 900,000 share incentive stock options were granted to two (2) independent members of the Board of Directors and two (2) key employees. Each independent Board member was granted 25,000 shares per quarter of service in 2022, for a total of 100,000 shares each. The key employees were granted 700,000 share options as part of their employment agreements. During the year ended December 31, 2022, 625,000 shares were exercised by three (3) former employees of the Company, who received these options as part of their employment agreements. During the year, 130,000 share options were forfeited, of which 50,000 options were forfeited by an independent consultant, and 80,000 options were forfeited by two (2) former employees of the Company. The Aggregate Intrinsic Value is based on the market value of the Company’s common stock of $1.10 on December 31, 2022.

The estimated grant date fair value of stock option grants was calculated using the Black-Scholes-Merton option-pricing model using the following assumptions:

	2022	2021
Weighted average volatility	192.71%	231.6%
Weighted average expected term (years)	5.00	2.25
Risk free interest rate	1.90%	0.78%
Expected dividend yield	—	—

The following table represents incentive stock option activity as of and for the year ended December 31, 2022:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2021	4,260,000	$.37	2.25	$5,862,938
Granted	900,000	1.16
Exercised	(625,000)	.17		920,750
Forfeited	(130,000)			—
Options Outstanding – December 31, 2022	4,405,000	$.59	3.22	$2,260,138

Exercisable and Vested, December 31, 2022	1,722,041	$.36	1.80	$1,271,653

The following table represents stock option activity as of and for the year ended December 31, 2021:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding: December 31, 2020	3,800,000	$.21	3.60	$812,350
Granted	1,635,000	$.75
Exercised	(923,120)	.14		847,406
Forfeited	(251,880)
Options Outstanding: December 31, 2021	4,260,000	$.37	2.25	$5,862,938

Exercisable and Vested: December 31, 2021	1,981,926	$.25	1.65	$2,970,907

In 2021, 1,635,000 share options were granted to two (2) independent members of the Board of Directors, and six (6) key employees of the Company. Each independent director was granted 25,000 shares per quarter of service for a total of 100,000 shares each, and in aggregate, key employees were granted 1,435,000 shares as part of their employment agreements. During the year ended December 31, 2021, 923,120 share options were exercised. Exercised shares included 250,000 options exercised by one (1) former Board member who received his options at the time of the KonaTel Nevada merger in 2017 and who was not an independent director, and 250,000 of these options were exercised by an officer who also received his options at the time of the KonaTel Nevada merger. The remaining 423,120 options were exercised by a former key employee. During 2021, 175,000 share options were forfeited by a former independent director; and 76,880 options were utilized in a cashless exercise by a former key employee under a Severance Agreement and Release. The “Aggregate Intrinsic Value” is based on the market value of the Company’s common stock of $1.75 on December 31, 2021.

NOTE 10 – INCOME TAX

The Company provides for income taxes using an asset and liability-based approach. Deferred income tax assets and liabilities are recorded to reflect the future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Tax Cuts and Jobs Act was enacted on December 22, 2017, which reduced the U.S. corporate statutory tax rate from 35% to 21%. The Company changed its effective federal rate to 21% as the expected rate for our deferred tax items.

The significant components of net deferred tax assets (liabilities) were as follows at December 31, 2022, and 2021:

	December 31,
	2022	2021
Net operating losses	$850,050	$361,947
Depreciation and amortization	3,716	24,290
Stock option expense	324,528	172,062
Valuation allowance	(1,178,294)	(558,299)
Net Deferred Tax Asset	$—	$—

As of December 31, 2022, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next twelve (12) months. A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2022, and 2021 is set forth below:

	For the Year Ended
	December 31,
	2022	2021
Tax at statutory federal rate	$(619,996)	$130,827
Non-deductible expenses and other	—	(31,991)
Change in valuation allowance	619,996	(98,836)
Benefit from income taxes	$—	$—

As of December 31, 2022, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately $4,047,861. This carry-forward is available to offset future taxable income, if any, and will expire, if not used, from 2037 through 2042. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company. The Company’s U.S. federal tax return, constituting the return of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2019. During the years ended December 31, 2022, and 2021, the Company did not incur interest and penalties.

Expiration	NOL Amount
2037	$759,300
2038	$463,895
2039	$484,496
2040	$87,181
2042	$2,252,989
$4,047,861

 NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and except for the following, no material subsequent events have occurred:

Agreement to Acquire Wireless Carrier

On January 24, 2023, the Company entered into a non-material purchase agreement to acquire 100% of the membership interest of Tempo Telecom, LLC, a Georgia limited liability company and Eligible Telecommunications Carrier (“ETC”), pending FCC approval, which the Company estimates could take several months.  Additionally, the Company has assigned its rights under the purchase agreement to Insight Mobile, Inc., a Delaware corporation, subject to various conditions of closing.  If all conditions are timely satisfied, including the required FCC approval, this transaction will be materially beneficial to the Company and will not involve any dilution to the Company’s shareholders.  Additional information about this assignment of the Company’s rights to the referenced purchase agreement is contained in the 8-K Current Report of the Company dated April 6, 2023, and filed with the SEC on April 17, 2023.

Employee Stock Option Grants

Jeffrey Pearl, an independent Board member, was granted 25,000 quarterly incentive stock options on January 30, 2023, at an exercise price of $0.880, fully vested, which was 110% of the fair market value of our common stock on the date of grant.

On February 9, 2023, Robert Beaty conveyed to the Company 44,686 shares of the Company’s common stock, originally acquired through an unrelated private transaction in 2020, at a price of $0.7385, in an exempt transaction pursuant to Section 16b-3(e), in full payment of the exercise of 100,000 incentive stock options granted in 2018, at a price of $.033 per share, which was 110% of the fair market value of our common stock on the date of grant.

Robert Beaty, an independent Board member, was granted 25,000 quarterly incentive stock options on February 13, 2023, at an exercise price of $0.814, fully vested, which was 110% of the fair market value of our common stock on the date of grant.

Non-Compensatory Stock Option Grant

On March 16, 2023, Mr. McEwen exercised his first tranche of 187,500 stock options for 187,500 shares of common stock at a price of $0.22 per share, which shares were issued on March 20, 2023.

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

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2022, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2022, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) determined that the internal controls over financial reporting are effective as of December 31, 2022, and that there are no material weaknesses in the Company’s internal controls over financial reporting as of such date.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2022.

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

ITEM 9B:  OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None, not applicable.

(This space intentionally left blank)

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
D. Sean McEwen	61	Chairman and CEO	Dec.-17
Charles D. Griffin	58	President and COO	Jan.-22
Brian R. Riffle	63	Chief Financial Officer	Dec.-17
B. Todd Murcer	53	EVP, Finance and Secretary	Jan.-22
D. Sean McEwen	61	Director	Dec.-17
Robert Beaty	53	Director	Feb.-18
Jeffrey Pearl	59	Director	Oct.-18
Joshua Ploude	46	CEO of Apeiron Systems	Dec.-18
Jason N. Welch	52	President of IM Telecom	Feb.-22

Background and Business Experience

D. Sean McEwen

Mr. McEwen is 61 years of age and founded KonaTel Nevada in 2014, a wireless data and voice service reseller, and currently focuses his efforts exclusively on our current and planned business operations. From 2011 to 2013, Mr. McEwen consulted with multiple international Mobile virtual network operators (“MVNOs”) in the U.S., Peru, Croatia and China. From 2010 to 2011, he served as a founding board member of One Fund, a NYSE listed (NYSE: ONEF) exchange traded fund. One Fund pioneered the “ETF of ETFs” concept, and in 2011, came to the attention of Russell Investments, known for their stock indices (i.e., the Russell 2000). Russell Investments purchased One Fund in 2011. In 2008, Mr. McEwen became a member of the venture/angel investment group, Sierra Angels (www.sierraangels.com) serving on several high-tech due diligence committees and participating in early-stage funding transactions. In early 1983, he co-founded Online Data Corp. Through a series of acquisitions/mergers, this company was eventually renamed “TriTech Software Systems” (www.tritech.com) “TriTech”. From 1983 to 1990, it developed custom strategic software applications for numerous businesses, including E. F. Hutton Life Insurance, Travel Lodge Hotels, Foodmaker (Jack in the Box restaurants), AT&T, UCSD’s Scripps Institute of Oceanography and Visa’s Plus Systems national ATM network.

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

Charles D. Griffin

Mr. Griffin is 58 years of age.  Prior to joining us, Mr. Griffin served as Chairman and Chief Executive Officer of Lingo Communications, a provider of IP-based Cloud voice and data solutions, following its merger with Impact Telecom, Inc. (“Impact Telecom”) in 2018. In this role, he led the successful integration of Impact Telecom into Lingo Communications (“Lingo”) under a private equity purchase and facilitated the financing of the transaction in collaboration with a private equity investor.

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

Mr. Griffin graduated Summa Cum Laude in business communications from Metropolitan State University of Colorado.

Brian R. Riffle

Mr. Riffle is 63 years of age and the founder of CFO Strategies LLC of Johnstown, Pennsylvania (“CFO Strategies”), an accounting firm and consulting firm, which he founded in May 2008. CFO Strategies has thirteen (13) employees; approximately 180 small business clients and approximately 650 tax clients. It provides consulting, CFO, accounting, bookkeeping, payroll and tax services, including: CFO for businesses; entire accounting department for businesses; temporary staffing for businesses; complete payroll processing; CFO consulting and small business start-up services; and prepares taxes for corporations, small businesses, non-profits and individuals. Mr. Riffle is the Managing Partner and has extensive experience in various industries, including: Chief Financial Officer, healthcare industry; telecommunications, security, manufacturing and non-profit industries experience; Chief Executive Officer in the financial services industry and healthcare; Assistant Controller in the retail industry; Consultant in non-profit, healthcare and event management arenas; governmental treasurer and board member for over thirty (30) years; and as a masters level college instructor at Mount Aloysius College since 1994. He is also a Certified Public Accountant (May 1987).

B. Todd Murcer

Mr. Murcer is 53 years of age.  Prior to joining us, Mr. Murcer served as Executive Vice President, FP&A and Treasury of Lingo Communications, a provider of IP-based Cloud voice and data solutions, following its merger with Impact Telecom, Inc. (“Impact”) in 2018.  In this key leadership position, he directed procedures and policies for the financial operations of the business and had responsibility for planning and implementing financial projections and reporting activities for the U.S. and its Canadian subsidiary, Vancouver Telephone Company, Limited.  As owner of treasury operations, Mr. Murcer managed the use and sourcing of the company’s cash and banking activities with additional oversight to credit and collections risk management.   Mr. Murcer has been in the telecommunication industry for more than 20 years, and got his start with Matrix Telecom, Inc. (“Matrix”), a Platinum Equity portfolio company that ultimately divested to Impact.  At Matrix, he helped the company grow annual revenues from $10 million to $400 million, serving in a number of business development and financial roles and leading teams through numerous M&A transactions.  Mr. Murcer holds a B.S. in Economics from the University of Oklahoma and an M.S.M. from Boston University’s Brussels Graduate Center.

Robert Beaty

Mr. Beaty is 53 years of age and currently the President of AGS Construction Inc., a premier reconstruction company in the Denver metropolitan area. Previously, he was the founder and CEO of Impact Telecom, a leader in the telecommunications market, which focused on delivering flexible and effective solutions to carriers, businesses and homes. Impact Telecom is comprised of a family of brands all dedicated to innovation, affordability and execution.

Mr. Beaty brings twenty-five (25) years of experience in telecommunications and managing wholesale and commercial customer bases. Prior to starting Impact Telecom in 2005, he served as the Senior Vice President of Sales for ICG Communications. He helped guide ICG through bankruptcy and was a valued member of the senior executive team tasked with growing and managing the customer base.

He earned a B.A. in Psychology from the University of Kansas and his M.B.A. in Business Administration from Webster University.

Jeffrey Pearl

Mr. Pearl is 59 years of age and brings more than thirty-two (32) years of Telecommunications/Cloud Service Provider experience to our Board of Directors. Jeffrey has experience in both the startup environment as well as working inside of some of the larger incumbent players, both privately held as well as publicly traded companies. This experience will assist us in building out our go to market strategy, focusing both on direct sales as well as the alternative channels of distribution. His extensive sales and marketing experience, knowledge of the marketplace and personal connections in the industry are valuable to us at this stage and throughout our evolution.

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

Joshua Ploude

Mr. Ploude is 46 years old.  He is the President and CEO and Co-Founder of Apeiron Systems, and since 2013, he has been responsible for defining the product vision and operational strategy for Apeiron Systems.  He has worked directly with software, hardware and carrier network vendors to oversee the development of Apeiron Systems’ product set; and has also had the responsibility to work with internal software development teams to ensure Apeiron Systems’ software provides the requisite function to support product and operational initiatives.

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

Jason N. Welch

Mr. Welch is 52 years of age, President of IM Telecom.  Prior to joining us, Mr. Welch served as Chief Operations Officer of 46 Labs LLC, a provider of SaaS, voice and data solutions servicing large enterprise and communications providers internationally.  In this key leadership position, he directed procedures and policies for the operations of the business and had responsibility for service delivery, customer care and vendor management.  Prior to joining 46 Labs, Mr. Welch served as Executive Vice President of Impact Telecom, a Lingo Company. In this function, he provided oversight to carrier wholesale sales acquisition, product strategy, account management, agent channel management, vendor management, pricing, routing and business analytics.  He successfully managed the growth of the carrier wholesale business unit to $40m+ in annual revenues, processing 18b+ voice minutes annually through hundreds of domestic and international carrier partnerships.   Mr. Welch has been in the telecommunication industry for more than 25 years and has successfully served in management roles across companies such as Frontier Communications, Global Crossing, Telco Group Inc., KDDI Global, XO Communication and Impact Telecom.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2022, and based upon a review of the filings contained in the Edgar Archives, all such required reports were believed to be timely filed.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers.  See Exhibit 14 in Part IV, Item 15. We anticipate that our Code of Ethics will be updated by our Board of Directors as the Board deems necessary.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because until our closing of the KonaTel Nevada Merger, we had only two (2) directors and two (2) executive officers, and we believed that we were able to effectively manage the issues normally considered by a Nominating Committee and currently believe we can do without a Nominating Committee.

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Employment Agreements of our officers and directors are discussed below under the caption “Executive Compensation” in Part III, Item 11 hereof, and can be accessed by Hyperlink in Part IV, Item 15 hereof:

D. Sean McEwen-Chairman and CEO-8-K Current Report dated January 1, 2022, filed with the SEC January 14, 2022, along with the third amendment to Mr. McEwen’s Employment Agreement that is Exhibit 10.1 filed herewith.

Charles D. Griffin, President-8-K Current Report dated January 1, 2022, filed with the SEC January 14, 2022.

B. Todd Murcer, 8-K Current Report dated February 4, 2022, filed with the SEC on February 11, 2022.

Joshua Ploude, President of Apeiron Systems-8-K Current Report dated December 31, 2018, filed with the SEC on December 31, 2018.

Jason N. Welch, President of IM Telecom-8-KA-1 Current Report dated February 4, 2022, filed with the SEC on April 8, 2022.

Summary Compensation Table

Name and			Compen-		Stock	Warrant	Compen-
Principal Position		Salary	sation	Bonus	Awards	Awards*	sation	Total

D Sean McEwen,	2022	$316,450	$—	$—	$—	$—	$—	$316,450
Chairman and CEO	2021	$67,976	$—	$—	$—	$—	$—	$67,976
Robert Beaty, Director	2022	$36,000	$—	$—	$—	$122,375	$—	$158,375
	2021	$28,000	$—	$—	$—	$89,404	$—	$117,404
Jeffrey Pearl, Director	2022	$36,000	$—	$—	$—	$126,500	$—	$162,500
	2021	$28,000	$—	$—	$—	$78,916	$—	$106,916
Brian R. Riffle,	2022	$—	$—	$—	$—	$—	$16,544	$16,544
Chief Financial Officer	2021	$—	$—	$—	$—	$—	$37,160	$37,160
Charles D. Griffin,	2022	$250,000	$—	$—	$—	$—	$—	$250,000
President and COO	2021	$—	$—	$—	$—	$—	$—	$—
B. Todd Murcer, Secretary	2022	$216,250	$—	$—	$—	$—	$—	$216,250
and EVP of Finance	2021	$—	$—	$—	$—	$—	$—	$—
Joshua Ploude, President,	2022	$250,000	$—	$—	$—	$—	$—	$250,000
Apeiron Systems	2021	$219,679	$—	$—	$—	$—	$—	$219,679
Jason Welch, President,	2022	$225,139	$—	$—	$—	$—	$—	$225,139
IM Telecom	2021	$—	$—	$—	$—	$—	$—	$—

*See the heading “Outstanding Equity Awards” below.

Employment Agreement of D. Sean McEwen

 At the Effective Time of the KonaTel Merger, we entered into an Employment Agreement with Mr. McEwen for a term of two (2) years, under which he served as the Chairman, President and CEO of our Company, with customary duties applicable to these positions. After the initial term, the McEwen Employment Agreement provided that it would continue on a year-to-year basis. During the initial term (2018-2019), Mr. McEwen received the following compensation under his Employment Agreement: $1,000 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his spouse. Effective January 1, 2020, McEwen’s Employment Agreement was amended to adjust his monthly base salary to $16,667, including a monthly bonus program tied to a percentage of EBITDA. Effective January 1, 2022, McEwen’s Employment Agreement was amended a second time to adjust his monthly base salary to $22,916.66, including a twenty-four (24) month severance compensation package equal to his then current base salary, together with any accrued and untaken vacation, in the event any employment departure is not “for cause” as defined in the McEwen Employment Agreement. Additionally, at the time of the second amendment to his Employment Agreement, Mr. McEwen resigned as President of the Company to allow for Charles D. Griffin to assume the role of President and COO of the Company. Mr. McEwen remains as Chairman of the Board and CEO of the Company. Mr. McEwen has never claimed the “percentage of EBITDA” bonus program provision of his Employment Agreement; accordingly, effective April 12, 2022, Mr. McEwen suggested, and the Board of Directors agreed, to a third amendment of his Employment Agreement thereby eliminating the percentage of EBITDA bonus provision. Mr. McEwen volunteered this third amendment to his Employment Agreement without receipt of any current or future consideration, and all other terms and conditions of the McEwen Employment Agreement along with its three amendments remain the same. The third amendment to Mr. McEwen’s Employment Agreement is filed herewith as Exhibit 10.1, in Part IV, Item 15 hereof.

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

B. Todd Murcer Employment Agreement

On January 24, 2022, we entered into an Employment Agreement with Mr. Murcer (the “Murcer Employment Agreement”), under which Mr. Murcer will serve as our Executive Vice President of Finance and Secretary of the Company, with customary duties applicable to these positions, and which are described in Exhibit A thereof. Under the Murcer Employment Agreement, Mr. Murcer will receive the following compensation: $18,750 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his immediate family. The monthly base salary may be increased or decreased from time to time in the sole discretion of the Company, but in no event shall the monthly base salary be less than the amount stated in this section. Mr. Murcer is entitled to paid vacation during each year of his employment in accordance with the Company’s vacation accrual policy as defined by our Company handbook; and he may also receive an annual bonus under the Company’s bonus program established by us and as approved by our Board of Directors each calendar year.

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

Jason N. Welch Employment Agreement

On February 2, 2022 (effective February 14, 2022), we entered into an Employment Agreement with Mr. Welch (the “Welch Employment Agreement”), under which Mr. Welch will serve as the President of IM Telecom, with customary duties applicable to this position, and which are described in Exhibit A thereof. Under the Welch Employment Agreement, Mr. Welch will receive the following compensation: $20,833.33 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his immediate family. The monthly base salary may be increased or decreased from time to time in the sole discretion of the Company, but in no event shall the monthly base salary be less than the amount stated in this section. Mr. Welch is entitled to paid vacation during each year of his employment in accordance with the Company’s vacation accrual policy as defined by our Company handbook; and he may also receive an annual bonus under the Company’s bonus program established by us and as approved by our Board of Directors each calendar year.

The Welch Employment Agreement also contained customary termination, trade secret and dispute resolution clauses, among others.

(This space intentionally left blank)

Securities Authorized for Issuance under Equity Compensation Plans

Outstanding Equity Awards

The following table represents 2,855,000 options granted, with 1,725,000 exercised, and 1,645,000 options still available to be granted under the 6,225,000 shares reserved for issuance under the Company’s 2018 Incentive Stock Option Plan.

Name	Option Awards					Stock Awards
	Number of	Number of	Equity	Option	Option	Number of	Market	Equity	Equity
	securities	securities	incentive plan	exercise	expiration	shares or	value of	incentive	incentive
	underlying	underlying	awards;	price ($)	date	units of	shares or	plan	plan
	unexercised	unexercised	number of			stock that	units of	awards;	awards;
	options (#)	options (#)	securities			have not	stock that	number of	market or
	exercisable	not	underlying			vested (#)	have not	unearned	payout
		exercisable	unexercised				vested (#)	shares,	value of
			unearned					units or	unearned
			options (#)					other	shares,
								rights	united or
								that have	other
								not	rights
								vested (3)	that have
									not
									vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Beaty	100,000	0		$0.33	(1)	0		0
Robert Beaty	25,000	0		$0.18	(1)	0		0
Robert Beaty	50,000	0		$0.17	(1)	0		0
Robert Beaty	25,000	0		$0.17	(1)	0		0
Robert Beaty	25,000	0		$0.26	(1)	0		0
Robert Beaty	25,000	0		$0.13	(1)	0		0
Robert Beaty	25,000	0		$0.06	(1)	0		0
Robert Beaty	25,000	0		$0.44	(1)	0		0
Robert Beaty	25,000	0		$0.66	(1)	0		0
Robert Beaty	25,000	0		$0.94	(1)	0		0
Robert Beaty	25,000	0		$1.93	(1)	0		0
Robert Beaty	25,000	0		$1.14	(1)	0		0
Robert Beaty	25,000	0		$1.01	(1)	0		0
Robert Beaty	25,000	0		$1.91	(1)	0		0
Robert Beaty	25,000	0		$1.32	(1)	0		0
Robert Beaty	25,000	0		$0.81	(1)	0		0
Jeffrey Pearl	100,000	0		$0.50	(2)	0		0
Jeffrey Pearl	25,000	0		$0.17	(2)	0		0
Jeffrey Pearl	25,000	0		$0.12	(2)	0		0
Jeffrey Pearl	25,000	0		$0.17	(2)	0		0
Jeffrey Pearl	25,000	0		$0.10	(2)	0		0
Jeffrey Pearl	25,000	0		$0.49	(2)	0		0
Jeffrey Pearl	25,000	0		$0.60	(2)	0		0
Jeffrey Pearl	25,000	0		$0.81	(2)	0		0
Jeffrey Pearl	25,000	0		$1.60	(2)	0		0
Jeffrey Pearl	25,000	0		$1.34	(2)	0		0
Jeffrey Pearl	25,000	0		$1.10	(2)	0		0
Jeffrey Pearl	25,000	0		$1.74	(2)	0		0
Jeffrey Pearl	25,000	0		$1.39	(2)	0		0
Jeffrey Pearl	25,000	0		$0.88	(2)	0		0
Jonathan So	50,000	100,000		$0.32	(3)	0		0
Edward Archuleta	10,000	20,000		$0.73	(4)	0		0
Charles D. Griffin	0	1,100,000		$0.78	(5)	0		0
Amy Pearson	16,667	33,333		$0.75	(6)	0		0
B. Todd Murcer	87,500	262,500		$1.17	(7)	0		0
Jason N. Welch	87,500	262,500		$1.04	(8)	0		0

(1)	As part of his designation as director, Mr. Beaty was granted quarterly stock option grants to purchase 25,000 shares of our common stock commencing February 12, 2018, with the shares being valued at 110% of the fair market value or the closing price of our common stock on the date of the grant for the first year, and thereafter at 110% of the fair market value or the closing price of our common stock on the quarterly date of vesting for any other remaining quarters of service as a director. The first quarterly grants of 25,000 (100,000 total) were all granted at the same exercise price of $0.33 and all would have expired February 11, 2023. The remaining options expire at the earlier of five (5) years from the date of quarterly grant or one (1) year from termination or resignation as a director. On February 9, 2023, Mr. Beaty exercised his first option grants of 100,000 options by conveying to the Company 44,686 unencumbered shares of the Company’s common stock that he had acquired in an unrelated private transaction in 2020, which was subsequent to the date of this Annual Report.

(2)	As part of his designation as director, Mr. Pearl was granted quarterly stock option grants to purchase 25,000 shares of our common stock commencing October 28, 2018, with the shares being valued at 110% of the fair market value or the closing price of our common stock on the date of the grant for the first year, and thereafter at 110% of the fair market value or the closing price of our common stock on the quarterly date of vesting for the remaining quarters of service as a director. The first quarterly grants of 25,000 (100,000 total) were all granted at the same exercise price of $0.495 and all expire October 28, 2023. The remaining options expire at the earlier of five (5) years from the date of quarterly grant or one (1) year from termination or resignation as a director.

(3)	These options were granted on April 1, 2021, and vest 50,000 shares on April 1, 2022; 50,000 shares on April 1, 2023; and 50,000 shares on April 1, 2024; and they expire on April 1, 2026, or ninety (90) days from resignation or termination of employment.

(4)	These options were granted on May 17, 2021, and vest 10,000 shares on May 17, 2022; 10,000 shares on May 17, 2023; and 10,000 shares on May 17, 2024; and they expire on May 17, 2026, or ninety (90) days from resignation or termination of employment.

(5)	These options were granted on July 6, 2021, and vest 275,000 shares on January 7, 2023; 275,000 shares on January 7, 2024; 275,000 shares on January 7, 2025; and 275,000 shares on January 7, 2026; and they expire on January 7, 2027, or ninety (90) days from resignation or termination of employment.

(6)	These options were granted on September 27, 2021, and vest 16,667 shares on September 27, 2022; 16,667 shares on September 27, 2023, and 16,666 shares on September 27, 2024; and they expire on September 26, 2026, or ninety (90) days from resignation or termination of employment.

(7)	These options were granted on January 24, 2022, and vest 87,500 shares on January 24, 2023, 87,500 shares on January 24, 2024, 87,500 shares on January 24, 2025 and 87,500 shares January 24, 2026; and they expire on January 24, 2027, or ninety (90) days from resignation or termination of employment.

(8)	These options were granted on February 14, 2022, and vest 87,500 shares February 14, 2023, 87,500 shares on February 14, 2024, 87,500 shares on February 14, 2025 and 87,500 shares on February 14, 2026; and they expire on February 14, 2027, or ninety (90) days from resignation or termination of employment.

Compensation of Directors

Mr. McEwen receives no compensation to serve as a Director and Chairman of the Board. Currently, and except for compensation of Mr. McEwen under his Third Amended Employment Agreement (see Exhibit 10.1, in Part IV, Item 15), and the $3,000 monthly compensation set out above for certain directors, our directors do not receive any other compensation other than the incentive stock options outlined above in this Item under the heading “Outstanding Equity Awards.”

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

Security Ownership of Beneficial Owners

Name and Address*	Title of	Amount and Nature of	Percent of
of Beneficial Owner	Class	Beneficial Ownership (1), (2), (3) & (4)	Class (1), (2), (3) & (4)
D. Sean McEwen	Common	17,000,000	37.67%
Joshua Ploude	Common	6,300,000	13.96%
James Michael Grisham	Common	3,250,000	7.2%

Security Ownership of Officers and Directors

Name and Address*	Title of	Amount and Nature of	Percent of
of Officer or Director	Class	Beneficial Ownership (1), (2), (3) & (4)	Class (1), (2), (3) & (4)
D. Sean McEwen	Common	17,000,000	37.67%
Charles D. Griffin	Common	275,000	0.61%
Brian R. Riffle	Common	0	0.00%
B. Todd Murcer	Common	87,500	0.19%
Robert Beaty	Common	530,314	1.18%
Jeffrey Pearl	Common	450,000	1.00%
Joshua Ploude	Common	6,300,000	13.96%
Jason N. Welch	Common	87,500	0.19%
All Officers and Directors as a Group	Common	24,730,314	54.81%

*The Company’s principal executive office address on the cover page.

(1) James Michael Grisham is presently the sole Trustee of “The James T. Coyle Trust” formed by Mr. Coyle on June 19, 2012 (the “Coyle Trust”), and is one of four (4) equal beneficiaries, per stirpes, of the Coyle Trust.  He is also the CEO of Shawnee Communications, Inc. (“Shawnee”)  The Coyle Trust and Shawnee purchased, respectively, from the Company, 750,000 shares ($150,000) and 2,500,000 shares ($500,000) of the Company’s common stock on or about March 6, 2018, and collectively own 3,250,000 shares or 7.2% of the outstanding securities of the Company.  Neither Mr. Grisham, the Coyle Trust or Shawnee is or has ever been an “affiliate” of the Company.

(2) The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares, which the individual has the right to acquire within sixty (60) days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(3) Based on 42,483,220 currently issued and outstanding shares of common stock, together with 1,312,500 non-compensatory stock options of Mr. McEwen; 1,325,000 vested incentive stock options, comprised of, 425,000 for Robert Beaty, 450,000 Jeffrey Pearl, Charles D. Griffin for 275,000, Todd Murcer for 87,500, and Jason Welch for 87,500, for a total of 45,120,720 issued (or issuable with respect to such options within sixty [60] days) and outstanding shares of common stock, as of the filing of this Annual Report. SEC Rule 13d-3 generally provides that management’s beneficial ownership of securities includes any such security that can be acquired within sixty (60) days. Accordingly, any securities not outstanding, which are subject to such options, warrants or conversion privileges and exercisable within sixty (60) days, are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person, and are not treated as outstanding for the purpose of computing the percentage of the class owned by any such person.

(4) The beneficial ownership of Mr. McEwen in the “Beneficial Owners” table includes 15,687,500 shares directly owned; and 1,312,500 shares underlying personally owned vested options, all of which vested non-compensatory options can be exercised within sixty (60) days of the filing of this Annual Report.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions with Shareholders

None.

Transactions with CFO Strategies LLC

Brian R. Riffle, the CFO of the Company, is the Managing Partner of CFO Strategies, LLC. Payments of $16,544 were made to CFO Strategies LLC as compensation for the CFO services of Mr. Riffle.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants, Haynie & Company, CPAs, during the years ended December 31, 2022, and 2021, respectively:

Fee Category	2022	2021
Audit Fees	$100,500	$89,156
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$100,500	$89,156

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

(a)(3)

Exhibits.  The following exhibits are filed as part of this Annual Report:

(a) Exhibits.

Exhibit	Description of Exhibit	Filing
Number
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
4	Description of the Company’s Securities	Filed herewith.
10.1	Third Amended Employment Agreement with D. Sean McEwen	Filed with the Form 8-K dated January 1, 2022, and filed with the SEC on January 14, 2022.
10.2	Charles D. Griffin Employment Agreement	Filed with the Form 8-K dated January 1, 2022, and filed with the SEC on January 14, 2022.
10.3	B. Todd Murcer Employment Agreement	Filed with the Form 8-K dated February 4, 2022, and filed with the SEC on February 11, 2022.
10.4	Joshua Ploude Employment Agreement	Filed with the Form 8-K dated December 31, 2018, and filed with the SEC on December 31, 2018.
10.5	Jason N. Welch Employment Agreement	Filed with the Form 8-K/A-1 dated February 4, 2022, and filed with the SEC on April 8, 2022.
14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017 and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.1	Insider Trading Policy	Filed herewith.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

8-K Current Report dated June 14, 2022 (“CCUR”), and filed with the SEC on June 21, 2022

10-Q Quarterly Report for the quarter ended June 30, 2022, and filed with the SEC on August 15, 2022.

ITEM 16. FORM 10-K SUMMARY

None.

(This space intentionally left blank)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	April 17, 2023	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, CEO and Director

Date:	April 17, 2023	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 17, 2023	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, CEO and a Director

Date:	April 17, 2023	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Date:	April 17, 2023	By:	/s/ Robert Beaty
Robert Beaty
Director

Date:	April 17, 2023	By:	/s/ Jeffrey Pearl
Jeffrey Pearl
Director

