Form 10-Q
period 2023-03-31
KonaTel, Inc.
filed 2023-05-15
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	42,483,220 shares
Class	Outstanding as of March 31, 2023

References

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named “Dala Petroleum Corp.,” which is the Registrant; and our wholly owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron Systems”), and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“IM Telecom” or “Infiniti Mobile”).

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including the “Risk Factors” enumerated in “Part I, Item IA. Risk Factors” of our 10-K Annual Report for the year ended December 31, 2022, which commence on page ten (10) thereof. A copy of this “Annual Report” is attached hereto by Hyperlink in Part II-Other Information, in Item 6 hereof. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

2

KONATEL, INC.

FORM 10-Q

March 31, 2023

PART I - FINANCIAL STATEMENTS

March 31, 2023

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current Assets
Cash and Cash Equivalents	$1,596,048	$2,055,634
Accounts Receivable, net	1,202,255	1,510,118
Inventory, Net	690,868	526,337
Prepaid Expenses	35,170	61,241
Other Current Assets	164	164
Total Current Assets	3,524,505	4,153,494

Property and Equipment, Net	33,448	36,536

Other Assets
Intangible Assets, Net	634,251	634,251
Right of Use Asset	519,894	553,686
Other Assets	74,542	73,883
Total Other Assets	1,228,687	1,261,820
Total Assets	$4,786,640	$5,451,850

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,399,838	$1,348,931
Loans Payable, net of loan fees	3,114,330	3,070,947
Right of Use Operating Lease Obligation - current	120,658	118,382
Total Current Liabilities	4,634,826	4,538,260

Long Term Liabilities
Right of Use Operating Lease Obligation - long term	427,299	458,227
Total Long Term Liabilities	427,299	458,227
Total Liabilities	5,062,125	4,996,487
Commitments and contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 42,483,220 outstanding and issued at March 31, 2023 and 42,240,406 outstanding and issued at December 31, 2022	42,483	42,240
Additional Paid In Capital	8,894,593	8,710,987
Accumulated Deficit	(9,212,561)	(8,297,864)
Total Stockholders’ Equity	(275,485)	455,363
Total Liabilities and Stockholders’ Equity	$4,786,640	$5,451,850

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$4,031,719	$4,227,856
Cost of Revenue	3,029,840	2,580,595
Gross Profit	1,001,879	1,647,261

Operating Expenses
Payroll and Related Expenses	1,139,546	1,132,313
Operating and Maintenance	1,700	642
Bad Debt	14	55
Professional and Other Expenses	300,498	149,170
Utilities and Facilities	57,045	35,687
Depreciation and Amortization	3,088	4,117
General and Administrative	40,234	60,918
Marketing and Advertising	37,517	47,670
Application Development Costs	143,529	134,605
Taxes and Insurance	31,903	31,379
Total Operating Expenses	1,755,074	1,596,556

Operating Income/(Loss)	(753,195)	50,705

Other Income and Expense
Interest Expense	(161,502)	(24,030)
Other Income/(Expense), net	—	(71,124)
Total Other Income and Expenses	(161,502)	(95,154)

Net Income (Loss)	$(914,697)	$(44,449)

Earnings (Loss) per Share
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)
Weighted Average Outstanding Shares
Basic	42,375,917	41,615,406
Diluted	42,375,917	41,615,406

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2023	42,240,406	$42,240	$8,710,987	$(8,297,864)	$455,363
Exercised Stock Options	242,814	243	41,007	—	41,250
Stock Based Compensation	—	—	142,599	—	142,599
Net Loss	—	—	—	(914,697)	(914,697)

Balances as of March 31, 2023	42,483,220	$42,483	$8,894,593	$(9,212,561)	$(275,485)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2022	41,615,406	$41,615	$7,911,224	$(5,345,504)	$2,607,335
Exercised Stock Options	—	—	—	—	—
Stock Based Compensation	—	—	151,759	—	151,759
Net Loss	—	—	—	(44,449)	(44,449)

Balances as of March 31, 2022	41,615,406	$41,615	$8,062,983	$(5,389,953)	$2,714,645

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(914,697)	$(44,449)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	3,088	4,117
Loan Origination Cost Amortization	43,383	—
Bad Debt	14	55
Stock-based Compensation	142,599	151,759
Change in Right of Use Asset	33,792	22,604
Change in Lease Liability	(28,650)	(22,979)

Changes in Operating Assets and Liabilities:
Accounts Receivable	307,848	292,520
Inventory	(164,531)	(67,810)
Prepaid Expenses	25,412	46,328
Accounts Payable and Accrued Expenses	50,906	137,939
Net cash provided by (used in) operating activities	(500,836)	520,084

Cash Flows from Investing Activities
Net cash (used in) investing activities	—	—

Cash Flows from Financing Activities
Cash received from Stock Options Exercised	41,250	—
Net cash provided by (used in) financing activities	41,250	—

Net Change in Cash	(459,586)	520,084
Cash - Beginning of Year	2,055,634	932,785
Cash - End of Period	$1,596,048	$1,452,869

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$118,125	$5,121
Cash paid for taxes	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Company

KonaTel Nevada (as defined below) was organized under the laws of the State of Nevada on October 14, 2014, by its founder and then sole shareholder, D. Sean McEwen, to conduct the business of a full-service MVNO (“Mobile Virtual Network Operator”) provider that delivered cellular products and services to individual and business customers in various retail and wholesale markets. It is currently inactive.

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

We are headquartered in Plano, Texas. Apeiron Systems has nine (9) full-time employees; IM Telecom has twenty-one (21) full-time employees and two (2) part-time employees; and we have four (4) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, across our two (2) active wholly owned subsidiaries, Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC and ACP subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to ten (10) states and our ACP services distributed in the fifty (50) states, as well as Washington D.C. and Puerto Rico, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

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

Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2022.

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

Basis of Consolidation

The condensed consolidated financial statements include the Company and its three (3) wholly owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems and IM Telecom. All significant intercompany transactions are eliminated.

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three months ended March 31, 2023, and 2022, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of March 31, 2023, and 2022, there were 1,050,144 and 2,194,079 dilutive shares.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended March 31,
	2023	2022
Numerator
Net Income (Loss)	$(914,697)	$(44,449)

Denominator
Weighted-average common shares outstanding	42,375,917	41,615,406
Dilutive impact of stock options
Weighted-average common shares outstanding, diluted	42,375,917	41,615,406

Net income per common share
Basic	$(0.02)	$(0.00)
Diluted	$(0.02)	$(0.00)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2023, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $738,706, or 61.4%, and $223,604, or 18.6%. It should be noted that the largest customer is the FCC. As of December 31, 2022, the Company had a significant concentration of receivables from two (2) customers in the amounts of $859,334, or 57.0%, and $255,136, or 16.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three months ended March 31, 2023, the Company had two (2) customers that accounted for $2,258,114 or 56.0% and $717,577 or 17.8% of revenue, respectively. For the three months ended March 31, 2022, the Company had two (2) customers that accounted for $2,431,569 or 57.5% of revenue and $915,837 or 21.7% of the revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards and cell phones, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility, and is reviewed for obsolescence and counted for accuracy with distributors. At March 31, 2023, and December 31, 2022, the Company had inventory of $690,868 and $526,337, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of March 31, 2023, and December 31, 2022:

	March 31, 2023	December 31, 2022
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(428,163)	(425,075)
Property and equipment, net	$33,448	$36,536

Depreciation related to Property and Equipment amounted to $3,088 and $4,117 for the three months ended March 31, 2023, and 2022, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under non-cancelable leases. As of March 31, 2023, the Company had four (4) properties with lease terms in excess of one (1) year. Of these four (4) leases, two (2) leases expire in 2025, one (1) lease expires in 2026, and one (1) lease expires in 2030. Lease payables as of March 31, 2023, is $547,957.

Future lease liability payments under the terms of these leases are as follows:

2023	$115,459
2024	155,324
2025	129,543
2026	65,967
2027	54,000
Thereafter	144,000
Total	664,293
Less Interest	116,336
Present value of minimum lease payments	547,957
Less Current Maturities	120,658
Long Term Maturities	$427,299

The weighted average term of the Right-to-Use leases is 66.3 months recorded with a weighted average discount of 6.78%. Total lease expense for the three months ended March 31, 2023, and 2022, was $43,275 and $30,897, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions:

	March 31, 2023	December 31, 2022
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Intangible Assets, net	$634,251	$634,251

Amortization expense amounted to $0, and $0 for the three months ended March 31, 2023, and 2022, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the license granted by the FCC, all intangible assets are fully amortized as of March 31, 2023.

Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of March 31, 2023, and December 31, 2022, was $634,251.

NOTE 6 – NOTES PAYABLE

On June 14, 2022, the Company and its wholly owned subsidiary companies entered into a Note Purchase Agreement and related Guarantee and Security Agreement with CCUR Holdings, Inc. (“CCUR”), as collateral agent, and Symbolic Logic, Inc., whereby the Company pledged its assets to secure $3,150,000 in debt financing (the “CCUR Loan”). The term is for a period of twelve (12) months, at an interest rate of 15%, with two (2) successive six-month optional extensions. As a condition of securing the CCUR Loan, the Company paid a 3% origination fee, and other legal and closing expenses to the lender, in the amount of $153,284, resulting in a net loan balance of $2,984,181. The loan costs of $153,284 and the net loan balance of $2,984,181 are to be amortized over a 12-month period. The Company incurred an additional $20,248 in legal expense related to the closing, which amount will be amortized over a 12-month period. Proceeds of the loan will be used in an ongoing capacity to support the acceleration of our mobile services growth strategy.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of March 31, 2023, there are no ongoing legal proceedings.

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

Letters of Credit

The Company had no outstanding letters of credit as of March 31, 2023.

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

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the three months period ended March 31, 2023
Revenue	$1,232,930	$2,798,789	$4,031,719
Gross Profit	$347,481	$654,398	$1,001,879
Depreciation and amortization	$2,986	$102	$3,088
Additions to property and equipment	$—	$—	$—

For the three months period ended March 31, 2022
Revenue	$1,434,555	$2,793,301	$4,227,856
Gross Profit	$455,314	$1,191,947	$1,647,261
Depreciation and amortization	$3,841	$276	$4,117
Additions to property and equipment	$—	$—	$—

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

On February 9, 2023, Robert Beaty, an independent Board member, conveyed to the Company 44,686 shares of the Company’s common stock at a price of $0.7385, in an exempt transaction pursuant to Section 16b-3(e), and in full payment of the exercise of 100,000 incentive stock options granted to him in 2018 at a price of $0.033 per share, which was 110% of the fair market value of our common stock on the date of such grant; these shares were originally acquired by him through an unrelated private transaction in 2020.

Non-Compensatory Stock Option Grant

On March 16, 2023, D. Sean McEwen, the Chairman and CEO of the Company, exercised his first tranche of 187,500 equity stock options for 187,500 shares of common stock at a price of $0.22 per share, which shares were issued on March 20, 2023.

Stock Compensation

The Company offers incentive stock option equity grants to directors and key employees. Options vest in tranches and typically expire in five (5) years. For the three months ended March 31, 2023, and 2022, the Company recorded options expense of $142,599 and $151,759, respectively. The option expense not taken as of March 31, 2023, is $1,412,615, with a weighted average term of 3.69 years.

Jeffrey Pearl, an independent Board member, was granted 25,000 quarterly incentive stock options on January 30, 2023, at an exercise price of $0.880, fully vested, which was 110% of the fair market value of our common stock on the date of such grant. The stock option value was computed using the Black-Scholes-Merton pricing model using a stock price of $0.800, a strike price of $0.880, a term of five (5) years, volatility of 180.71%, and a rate-free discount of 3.68%.

Robert Beaty, an independent Board member, was granted 25,000 quarterly incentive stock options on February 13, 2023, at an exercise price of $0.814, fully vested, which was 110% of the fair market value of our common stock on the date of such grant. The stock option value was computed using the Black-Scholes-Merton pricing model using a stock price of $0.740, a strike price of $0.814, a term of five (5) years, volatility of 180.09%, and a rate-free discount of 3.93%.

The following table represents stock option activity as of and for the three months ended March 31, 2023:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2022	4,405,000	$0.59	3.22	$2,260,138
Granted	50,000	0.85
Exercised	(287,500)	0.26		127,025
Forfeited	—			—
Options Outstanding – March 31, 2023	4,167,500	$0.62	3.69	$410,388

Exercisable and Vested, March 31, 2023	1,050,144	$0.45	2.08	$279,114

NOTE 10 – SUBSEQUENT EVENTS

Below are events that have occurred since March 31, 2023:

Incentive Stock Option Grants

Jeffrey Pearl, an independent Board member, was granted 25,000 quarterly incentive stock options on April 28, 2023, at an exercise price of $0.781, fully vested, which was 110% of the fair market value of our common stock on the date of such grant.

Robert Beaty, an independent Board member, was granted 25,000 quarterly incentive stock options on May 12, 2023, at an exercise price of $0.871, fully vested, which was 110% of the fair market value of our common stock on the date of such grant.

Assignment of Agreement to Acquire Wireless Carrier

On April 6, 2023, we assigned our rights to acquire a wireless carrier to Insight Mobile, Inc., a Delaware corporation (respectively, the “Assignment Agreement” and “Insight Mobile”), which Assignment Agreement shall be held in escrow by counsel for Insight Mobile pending satisfaction of all conditions to the closing of the Assignment Agreement. Additional information about this assignment is contained in the 8-K Current Report of the Company dated April 6, 2023, and filed with the SEC on April 17, 2023, which is available by Hyperlink in Part II-Other Information, in Item 6 hereof.

Loan Extension

On April 28, 2023, the Company provided notice to CCUR of its election to extend the “First Extension Option,” under the CCUR Loan by an additional six (6) months. As part of the condition to extend, the Company paid $47,250 to CCUR, which is equal to one and a half percent (1.5%) of the outstanding principal amount of the CCUR Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, operating results and financial position. Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed at the forepart of this Quarterly Report under the caption “Forward-Looking Statements” and include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Overview of Current and Planned Business Operations

We continue to pursue market opportunities for the distribution of our current products and services described in our “Principal Products or Services and their Markets” summary on page eight (8) of this Quarterly Report. In addition, we continue to pursue expanded market distribution opportunities, development of new products and services, the addition of new lines of business and accretive acquisition opportunities that may enhance or expand our current product and service offerings.

Results of Operations

As previously discussed in our filings during 2022 (including our 10-K Annual Report for the year ended December 31, 2022 [see Part II-Other Information, Item 6 below, for a Hyperlink to this Annual Report]), we began to accelerate growth opportunities within our Mobile Services market segment through our wholly owned subsidiary, IM Telecom. In Q4 2022, activity slowed as we repositioned distribution channels to higher profit territories. Through March 31, 2023, we have seen increasing activations and ARPU (“Average Revenue Per User”) within these channels.

The Company recognized increases in Mobile Services direct costs during the quarter ended March 31, 2023, driving down gross profit, as a result of the increase in activity. Since the Company may not capitalize customer acquisition costs over the average life of a customer, we recognize the full incremental cost of each new Mobile Service customer at the start of service, which is typically recovered within 120 days after activation.

Comparison of the three months ended March 31, 2023, to the three months ended March 31, 2022

For the three months ended March 31, 2023, we had $4,031,719 in revenues from operations compared to $4,227,856 for the three months ended March 31, 2022, for a total revenue decrease of $196,137. This decrease in revenue was primarily related to higher per activation reimbursements received in Q1 2022 under the Emergency Broadband Benefit Program (“EBB”), prior to conversion under the ACP supported program. Activations have continued to increase in Q1 2023 as we relocate distribution partners to higher margin positions within our Mobile Services segment. These revenues were primarily derived as a result of delivering high-speed mobile data service to low-income consumers.

For the three months ended March 31, 2023, our cost of revenue was $3,029,840 compared to $2,580,595 in the three months ended March 31, 2022, for a cost of revenue increase of $449,245. Our cost of revenue increase was primarily the result of increased network, handset and sales compensation costs related to distributing additional services.

For the three months ended March 31, 2023, we had gross profit of $1,001,879 compared to $1,647,261 in the three months ended March 31, 2022, for a gross profit decrease of ($645,382). This decline is directly related to up-front costs incurred by accelerating growth to acquire new customers within our Mobile Services segment.

For the three months ended March 31, 2023, total operating expenses were $1,755,074 compared to $1,596,556 in the three months ended March 31, 2022, for an increase of $158,517. This increase was due primarily to professional services costs as we expanded licensing within new markets for IM Telecom.

For the three months ended March 31, 2023, other income (expense) was $(161,502) compared to $(95,154) in the quarter ended March 31, 2022. This increase is due to interest on our CCUR Loan.

For the three months ended March 31, 2023, we had a net loss of ($914,697) compared to net loss of ($44,449) in the three months ended March 31, 2022. The loss for the three months ended March 31, 2023, was impacted by lower revenue and increased customer acquisition costs directly related to higher activations within our Mobile Services segment. Customer acquisition costs may not be amortized over the life of the customer, and are recorded in full at the time of customer activation.

Liquidity and Capital Resources

As of March 31, 2023, we had $1,596,048 in cash and cash equivalents on hand.

In comparing liquidity between the three-month periods ending March 31, 2023, and March 31, 2022, cash increased by 9.9%. This increase was primarily attributable to short-term debt financing secured of the CCUR Loan. Liabilities and total overall debt increased by 266.2% in the three-month period ended March 31, 2023, when compared to March 31, 2022. This change was primarily the result of the short-term loan received in the CCUR Loan. As we scale capabilities alongside our growth strategy in our Mobile Services customer base, we expect it to provide long-term liquidity.

Our current ratio (current assets divided by our current liabilities) decreased to .76 as of March 31, 2023, compared to 2.81 as of March 31, 2022. Working capital decreased by 155.6%.

Cash Flow from Operations

During the three months ended March 31, 2023, cash flow provided by (used in) operating activities was ($500,836).

Cash Flows from Investing Activities

During the three months ended March 31, 2023, no cash flow was provided by (used in) investing activities.

 Cash Flows from Financing Activities

During the three months ended March 31, 2023, cash flow provided by (used in) financing activities was $41,250, consisting of cash received from the exercise of stock options.

Going Concern

For the three months ended March 31, 2023, the Company generated a net loss of ($914,697), compared to a net loss for the three months ended March 31, 2022, of ($44,449). The Company sourced short-term financing in June 2022 to help facilitate its growing Mobile Services segment and support higher customer acquisition costs (sales). The accumulated deficit as of March 31, 2023, is ($9,212,561).

We received $3,150,000 in capital financing during the year ended December 31, 2022, to help grow the Mobile Services base in IM Telecom. Our business gained additional distribution channels as a result, and at its peak more than tripled our subscriber base. High growth phases require immediate expense recognition, and as a result, management expected net operating losses during this high growth phase. Following this initial high-growth phase, management slowed the acceleration, and our business had an immediate (and expected) return to positive cash flow and recorded net operating profit of $301,135 in Q4 2022. In Q4 2022, management shifted our distribution channels towards the highest profit areas, and has seen Average Revenue Per User (“ARPU”) increase as a result. Management also gained additional equipment suppliers, and has been able to leverage terms on device purchases, moving from prepayments up to thirty (30) days. We expect terms to become more favorable and offer greater use of our cash resources in 2023.

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

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three-month period ending March 31, 2023.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2023, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $738,706, or 61.4%, and $223,604, or 18.6%. It should be noted that the largest customer is the FCC. As of December 31, 2022, the Company had a significant concentration of receivables from two (2) customers in the amounts of $859,334, or 57.0%, and $255,136, or 16.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three months ended March 31, 2023, the Company had two (2) customers that accounted for $2,258,114 or 56.0% and $717,577 or 17.8% of revenue, respectively. For the three months ended March 31, 2022, the Company had two (2) customers that accounted for $2,431,569 or 57.5% of revenue and $915,837 or 21.7% of the revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Part I, Item 1A. Risk Factors, commencing on page ten (10) of our Annual Report for the year ended December 31, 2022, filed with the SEC on April 17, 2023, for a list of Risk Factors, which Annual Report can be accessed by Hyperlink in Part II-Other Information, in Item 6 hereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See NOTE 9-Stockholders’ Equity and NOTE 10-Subsequent Events, of our Condensed Consolidated Financial Statements included in this Quarterly Report respecting the exercise of certain non-compensatory stock options and certain incentive stock options and the grant of certain additional incentive stock options during and subsequent to the quarter ended March 31, 2023.

The shares of common stock issued on the exercise of the non-compensatory stock option and the issuance of the referenced incentive stock options were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and applicable state law registration exemptions. The underlying and/or exercised shares of the incentive stock options were registered with the SEC pursuant to an S-8 Registration Statement filed with the SEC on August 25, 2021.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2022, and filed with the SEC on April 17, 2023.

8-K Current Report dated April 6, 2023 (“Tempo Assignment”), filed with the SEC April 17, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	May 15, 2023	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 15, 2023	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	May 15, 2023	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

