Form 10-Q
period 2023-06-30
KonaTel, Inc.
filed 2023-08-14
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	42,670,720 shares
Class	Outstanding as of August 14, 2023

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including the “Risk Factors” enumerated in “Part I, Item IA. Risk Factors” of our 10-K Annual Report for the year ended December 31, 2022 which commence on page ten (10) thereof. A copy of this “Annual Report” is attached hereto by Hyperlink in Part II-Other Information, in Item 6 hereof. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

2

KONATEL, INC.

FORM 10-Q

June 30, 2023

PART I - FINANCIAL STATEMENTS

June 30, 2023

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and Cash Equivalents	$1,134,773	2,055,634
Accounts Receivable, Net	1,438,342	1,510,118
Inventory, Net	792,985	526,337
Prepaid Expenses	9,098	61,241
Other Current Assets	—	164
Total Current Assets	3,375,198	4,153,494

Property and Equipment, Net	30,360	36,536

Other Assets
Intangible Assets, Net	634,251	634,251
Right of Use Asset	486,042	553,686
Other Assets	74,543	73,883
Total Other Assets	1,194,836	1,261,820
Total Assets	$4,600,394	$5,451,850

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,815,560	$1,348,931
Loans Payable, Net of Loan Fees	3,583,213	3,070,947
Right of Use Operating Lease Obligation - Current	122,972	118,382
Total Current Liabilities	5,521,745	4,538,260

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	395,634	458,227
Total Long Term Liabilities	395,634	458,227
Total Liabilities	5,917,379	4,996,487
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 42,670,720 outstanding and issued at June 30, 2023 and 42,240,406 outstanding and issued at December 31, 2022	42,670	42,240
Additional Paid In Capital	9,075,626	8,710,987
Accumulated Deficit	(10,435,281)	(8,297,864)
Total Stockholders’ Equity	(1,316,985)	455,363
Total Liabilities and Stockholders’ Equity	$4,600,394	$5,451,850

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$4,601,426	$5,123,097	$8,633,145	$9,350,954
Cost of Revenue	3,827,374	4,680,530	6,857,214	7,261,127
Gross Profit	774,052	442,567	1,775,931	2,089,827

Operating Expenses
Payroll and Related Expenses	1,107,303	1,238,979	2,246,849	2,371,294
Operating and Maintenance	1,621	717	3,321	1,359
Bad Debt	—	29,078	14	29,133
Professional and Other Expenses	204,023	145,477	463,418	294,647
Utilities and Facilities	52,030	39,348	109,075	75,035
Depreciation and Amortization	3,088	2,059	6,176	6,176
General and Administrative	43,259	119,316	83,492	180,233
Marketing and Advertising	46,490	37,357	84,008	85,027
Application Development Costs	299,629	115,089	443,158	249,694
Taxes and Insurance	16,907	92,281	33,163	123,660
Total Operating Expenses	1,774,350	1,819,701	3,472,674	3,416,258

Operating Income/(Loss)	(1,000,298)	(1,377,134)	(1,696,743)	(1,326,431)

Other Income and Expense
Interest Expense	(179,630)	(47,146)	(341,132)	(71,176)
Other Income/(Expense), net	(42,792)	(54,073)	(99,542)	(125,196)
Total Other Income and Expenses	(222,422)	(101,219)	(440,674)	(196,372)

Net Loss	$(1,222,720)	$(1,478,353)	$(2,137,417)	$(1,522,803)

Earnings (Loss) per Share
Basic	$(0.03)	$(0.04)	$(0.05)	$(0.04)
Diluted	$(0.03)	$(0.04)	$(0.05)	$(0.04)
Weighted Average Outstanding Shares
Basic	42,520,720	41,615,406	42,539,672	41,615,406
Diluted	42,520,720	41,615,406	42,539,672	41,615,406

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2023	42,240,406	$42,240	$8,710,987	$(8,297,864)	$455,363
Exercised Stock Options	430,314	430	82,070	—	82,500
Stock Based Compensation	—	—	282,569	—	282,569
Net Loss	—	—	—	(2,137,417)	(2,137,417)

Balances as of June 30, 2023	42,670,720	$42,670	$9,075,626	$(10,435,281)	$(1,316,985)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of April 1, 2023	42,483,220	$42,483	$8,894,593	$(9,212,561)	$(275,485)
Exercised Stock Options	187,500	187	41,063	—	41,250
Stock Based Compensation	—	—	139,970	—	139,970
Net Loss	—	—	—	(1,222,720)	(1,222,720)

Balances as of June 30, 2023	42,670,720	$42,670	$9,075,626	$(10,435,281)	$(1,316,985)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2022	41,615,406	$41,615	$7,911,224	$(5,345,504)	$2,607,335
Exercised Stock Options	—	—	—	—	—
Stock Based Compensation	—	—	354,296	—	354,296
Net Loss	—	—	—	(1,522,803)	(1,522,803)

Balances as of June 30, 2022	41,615,406	$41,615	$8,265,520	$(6,868,307)	$1,438,828

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of April 1, 2022	41,615,406	$41,615	$8,062,983	$(5,389,954)	$2,714,644
Exercised Stock Options	—	—	—	—	—
Stock Based Compensation	—	—	202,537	—	202,537
Net Loss	—	—	—	(1,478,353)	(1,478,353)

Balances as of June 30, 2022	41,615,406	$41,615	$8,265,520	$(6,868,307)	$1,438,828

See accompanying notes to unaudited condensed consolidated financial statements

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,137,417)	$(1,522,803)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and Amortization	6,176	6,176
Loan Origination Cost Amortization	89,516	7,713
Bad Debt	14	29,133
Stock-based Compensation	282,569	354,296
Non-Compensatory Stock Options Exercised	41,250	—
Change in Right of Use Asset	67,644	(37,602)
Change in Lease Liability	(58,003)	38,888

Changes in Operating Assets and Liabilities:
Accounts Receivable	71,762	(175,471)
Inventory	(266,648)	(440,367)
Prepaid Expenses	51,647	102,669
Accounts Payable and Accrued Expenses	466,629	309,081
Net cash used in operating activities	(1,384,861)	(1,328,287)

Cash Flows from Investing Activities
Net cash (used in) investing activities	—	—

Cash Flows from Financing Activities
Proceeds from Short-Term Note Payable	500,000	3,150,000
Loan Origination Cost	(77,250)	(173,532)
Repayments of Amounts of Notes Payable	—	(150,000)
Cash Received from Stock Options Exercised	41,250	—
Net cash provided by financing activities	464,000	2,826,468

Net Change in Cash	(920,861)	1,498,181
Cash - Beginning of Year	2,055,634	932,785
Cash - End of Period	$1,134,773	$2,430,966

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$133,500	$3,099
Cash paid for taxes	$—	$—

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

KonaTel Inc., a Delaware corporation, formerly known as Dala Petroleum Corp. (the “Company,” “we,” “our,” or “us”), also formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation (“Westcott”). During 1990, we ceased our then current operations. On March 11, 2000, our Board of Directors began the process of re-entering the development stage, and on June 2, 2014, we completed a merger with Dala Petroleum Corp., a Nevada corporation (respectively, “Dala Nevada” and the “Dala Merger”). We operated as an early-stage oil exploration company focused on our leased acreage acquired by Dala Nevada until 2016, at which time we assigned substantially all of our leased acreage to the former owner of Dala Nevada, and our remaining oil and gas leasehold interests, comprising leases covering approximately 7,489 and 403 acres, more or less, expired in 2017 and 2018, respectively.

On December 18, 2017, we acquired KonaTel, Inc, a Nevada subchapter S-Corporation (“KonaTel Nevada”), in a merger with our acquisition subsidiary under which KonaTel Nevada became our wholly owned subsidiary, and we succeeded to its operations; and we changed our name to “KonaTel, Inc.” on February 5, 2018.

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

Principal Products or Services and their Markets

Our principal products and services, across our two (2) active wholly owned subsidiaries, Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC and ACP subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to eleven (11) states and our ACP services distributed in the fifty (50) states, as well as Washington D.C. and Puerto Rico, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

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

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three and six months ended June 30, 2023, and 2022, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of June 30, 2023, and 2022, there were 803,480 and 2,205,473 dilutive shares.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended June 30,
	2023	2022
Numerator
Net Loss	$(1,222,720)	(1,478,353)

Denominator
Weighted-average common shares outstanding, basic	42,520,720	41,615,406
Dilutive impact of stock options
Weighted-average common shares outstanding, diluted	42,520,720	41,615,406

Net income per common share
Basic	$(0.03)	(0.04)
Diluted	$(0.03)	(0.04)

	Six Months Ended June 30,
	2023	2022
Numerator
Net Loss	$(2,137,417)	(1,522,803)

Denominator
Weighted-average common shares outstanding, basic	42,539,672	41,615,406
Dilutive impact of stock options
Weighted-average common shares outstanding, diluted	42,539,672	41,615,406

Net income per common share
Basic	$(0.05)	(0.04)
Diluted	$(0.05)	(0.04)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2023, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $942,772, or 65.7%, and $273,982, or 19.1%. It should be noted that the largest customer is the Federal Communication Commission (the “FCC”). As of December 31, 2022, the Company had a significant concentration of receivables from two (2) customers in the amounts of $859,334, or 57.0%, and $255,136, or 16.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three months ended June 30, 2023, the Company had two (2) customers that accounted for $2,614,769 or 56.8% and $745,485 or 16.2% of revenue, respectively. For the three months ended June 30, 2022, the Company had two (2) customers that accounted for $3,310,128 or 64.6% of revenue and $910,574 or 17.8% of the revenue, respectively. For the six months ended June 30, 2023, the Company had two (2) customers that accounted for $4,872,883 or 56.4% and $1,463,062 or 16.9% of revenue, respectively. For the six months ended June 30, 2022, the Company had two (2) customers that accounted for $5,741,697 or 61.4% of revenue and $1,826,412 or 19.5% of the revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards and cell phones, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility, and is reviewed for obsolescence and counted for accuracy with distributors. At June 30, 2023, and December 31, 2022, the Company had inventory of $792,985 and $526,337, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of June 30, 2023, and December 31, 2022:

	June 30, 2023	December 31, 2022
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(431,251)	(425,075)
Property and equipment, net	$30,360	$36,536

Depreciation related to Property and Equipment amounted to $3,088 and $2,059 for the three months ended June 30, 2023, and 2022, respectively. Depreciation related to Property and Equipment amounted to $6,176 and $6,176 for the six months ended June 30, 2023, and 2022, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under non-cancelable leases. As of June 30, 2023, the Company had four (4) properties with lease terms in excess of one (1) year. Of these four (4) leases, two (2) leases expire in 2025, one (1) lease expires in 2026, and one (1) lease expires in 2030. Lease payables as of June 30, 2023, is $518,606.

Future lease liability payments under the terms of these leases are as follows:

2023	$77,072
2024	155,324
2025	129,543
2026	65,967
2027	54,000
Thereafter	144,000
Total	625,906
Less Interest	107,300
Present value of minimum lease payments	518,606
Less Current Maturities	122,972
Long Term Maturities	$395,634

The weighted average term of the Right-to-Use leases is 64.2 months recorded with a weighted average discount of 6.81%. Total lease expense for the three months ended June 30, 2023, and 2022, was $42,803 and $28,818, respectively. Total lease expense for the six months ended June 30, 2023, and 2022, was $86,078 and $59,597, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of June 30, 2023, and December 31, 2022, was $634,251.

	June 30, 2023	December 31, 2022
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Intangible Assets, net	$634,251	$634,251

Amortization expense amounted to $0, and $0 for the three months ended June 30, 2023, and 2022, respectively. Amortization expense amounted to $0, and $0 for the six months ended June 30, 2023, and 2022, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the license granted by the FCC, all intangible assets are fully amortized as of June 30, 2023.

The reclassification in the Balance Sheet for Right of Use Assets has been made in this filing to conform to both the current and future reported presentation.

NOTE 6 – NOTES PAYABLE

On June 14, 2022, we and our wholly-owned subsidiary companies, Apeiron Systems and IM Telecom, entered into a Note Purchase Agreement (the “NPA”) with CCUR Holdings, Inc., a Delaware corporation (respectively, “CCUR” and the “CCUR Loan”), as “Collateral Agent”; and CCUR and Symbolic Logic, Inc., a Delaware corporation (“Symbolic”), as “Purchasers,” along with a related Guarantee and Security Agreement (the “GSA”) with CCUR as the Collateral Agent, whereby the Company and its subsidiary companies pledged all of their assets to secure $3,150,000 (the “Principal Amount”) in debt financing payable in one (1) year (could not be repaid prior to nine (9) months), together with interest at the rate of 15% per annum (the “Interest Rate”), with two (2) successive six (6) month optional extensions.

On April 28, 2023, the Company provided notice to CCUR of its election to utilize the “First Extension Option” by an additional six (6) months. As part of the condition to extend, the Company paid $47,250 to CCUR, which is equal to one and a half percent (1.5%) of the outstanding principal amount of the CCUR Loan. A summary of these agreements, along with copies of the NPA and GSA are contained in the 8-K Current Report of the Company dated June 14, 2022, and filed with the SEC on June 21, 2022, which can be accessed by Hyperlink in Part II, Item 6 hereof.

On June 1, 2023, we entered into a “First Amendment to the NPA” with CCUR and Symbolic. The purpose for the amendment was to add further growth capital to the Company in the form of “Delayed Draw Notes” in an aggregate principal amount of up to $2,000,000; and in consideration therefor, we provided additional collateral for the NPA by the assignment of our Purchase of Contract Rights Agreement between us and Insight Mobile (the “Tempo Assignment Agreement”) under a Collateral Assignment of Acquisition Documents (the “Collateral Assignment of Acquisition Documents”), the terms of which are summarized below, with all summaries being subject to the referenced Exhibits that are attached hereto in Part II, Item 6 hereof. A copy of the initial Assignment Agreement is contained in the 8-K Current Report of the Company dated April 6, 2023, and filed with the SEC on April 17, 2023, which can be accessed by Hyperlink in Part II, Item 6 hereof.

On June 1, 2023, the Company exercised the first draw under the First Amendment to the NPA of $500,000. As part of the First Amendment to NPA, the Company paid $15,000 to CCUR, which is equal to one and a half percent (1.5%) of the initial delayed draw, and the initial interest rate established in the NPA was increased by three percent (3%).

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2023, there are no ongoing legal proceedings.

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

Letters of Credit

The Company had no outstanding letters of credit as of June 30, 2023.

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

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the six months period ended June 30, 2023
Revenue	$2,483,918	$6,149,227	$8,633,145
Gross Profit	$708,155	$1,067,776	$1,775,931
Depreciation and amortization	$1,777	$4,399	$6,176
Additions to property and equipment	$—	$—	$—

For the three months period ended June 30, 2023
Revenue	$1,250,987	$3,350,439	$4,601,426
Gross Profit	$360,674	$413,378	$774,052
Depreciation and amortization	$840	$2,248	$3,088
Additions to property and equipment	$—	$—	$—

For the six months period ended June 30, 2022
Revenue	$2,842,594	$6,508,360	$9,350,954
Gross Profit	$890,493	$1,199,334	$2,089,827
Depreciation and amortization	$1,877	$4,299	$6,176
Additions to property and equipment	$—	$—	$—

For the three months period ended June 30, 2022
Revenue	$1,428,936	$3,694,161	$5,123,097
Gross Profit	$456,076	$(13,509)	$442,567
Depreciation and amortization	$574	$1,485	$2,059
Additions to property and equipment	$—	$—	$—

NOTE 9 – STOCKHOLDERS’ EQUITY

Independent Directors’ Incentive Stock Options

On June 1, 2023 the Board of Directors unanimously voted to suspend incentive stock options available to our two (2) independent directors, effective June 1, 2023.

Non-Compensatory Stock Option Grant

On June 13, 2023, D. Sean McEwen, the Chairman and CEO of the Company, exercised his second tranche of 187,500 equity stock options for 187,500 shares of common stock at a price of $0.22 per share, which shares were issued on June 18, 2023.

Stock Compensation

The Company offers incentive stock option equity grants to directors and key employees. Options vest in tranches and typically expire in five (5) years. For the six months ended June 30, 2023, and 2022, the Company recorded options expense of $282,569 and $354,296, respectively. For the three months ended June 30, 2023, and 2022, the Company recorded options expense of $139,970 and $202,537, respectively. The option expense not taken as of June 30, 2023, is $1,599,299, with a weighted average term of 3.15 years.

Jeffrey Pearl, an independent Board member, was granted 25,000 quarterly incentive stock options on April 28, 2023, at an exercise price of $0.781, fully vested, which was 110% of the fair market value of our common stock on the date of such grant. The stock option value was computed using the Black-Scholes-Merton pricing model using a stock price of $0.710, a strike price of $0.781, a term of five (5) years, volatility of 180.86%, and a rate-free discount of 3.51%.

Robert Beaty, an independent Board member, was granted 25,000 quarterly incentive stock options on May 12, 2023, at an exercise price of $0.792, fully vested, which was 110% of the fair market value of our common stock on the date of such grant. The stock option value was computed using the Black-Scholes-Merton pricing model using a stock price of $0.72, a strike price of $0.792, a term of five (5) years, volatility of 180.86%, and a rate-free discount of 3.45%.

The following table represents stock option activity as of and for the six months ended June 30, 2023:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2022	4,405,000	$0.59	3.22	$2,260,138
Granted	100,000	0.82
Exercised	(475,000)	0.51		240,838
Forfeited	—			—
Options Outstanding – June 30, 2023	4,030,000	$0.64	3.69	$752,863

Exercisable and Vested, June 30, 2023	803,480	$0.48	2.03	$282,727

NOTE 10 – SUBSEQUENT EVENTS

Below are events that have occurred since June 30, 2023:

Incentive Stock Option Grants

John Shadek Esq., an independent legal advisor, was granted 60,000 incentive stock options on July 17, 2023, at an exercise price of $0.894, fully vested, which was the fair market value of our common stock on the date of such grant.

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

Overview of Current and Planned Business Operations

We continue to pursue market opportunities for the distribution of our current products and services described in our “Principal Products or Services and their Markets” summary commencing on page eight (8) of this Quarterly Report. In addition, we continue to pursue expanded market distribution opportunities, development of new products and services, the addition of new lines of business and accretive acquisition opportunities that may enhance or expand our current product and service offerings.

Results of Operations

As previously discussed in our filings during 2022 (including our 10-K Annual Report for the year ended December 31, 2022 [see Part II-Other Information, Item 6 below, for a Hyperlink to this Annual Report]), we began to accelerate growth opportunities within our Mobile Services market segment through our wholly owned subsidiary, IM Telecom. In Q4 2022, activity slowed as we repositioned distribution channels to higher profit territories. Through June 30, 2023, we have seen increasing activations and ARPU (“Average Revenue Per User”) within these channels.

The Company continues to expand its wireless network coverage, within its state licensed areas. This requires a process of authorization from each state public utility commission. As a result, the Company has broadened its capabilities to sell inside these licensed areas, furthering our sales growth initiatives.

The Company recognized increases in Mobile Services direct costs during the quarter ended June 30, 2023, driving down gross profit, as a result of the increase in activity. Since the Company may not capitalize customer acquisition costs over the average life of a customer, we recognize the full incremental cost of each new Mobile Service customer at the start of service, which is typically recovered within 120 days after activation.

Comparison of the three months ended June 30, 2023, to the three months ended June 30, 2022

For the three months ended June 30, 2023, we had $4,601,426 in revenues from operations compared to $5,123,097 for the three months ended June 30, 2022, for a total revenue decrease of ($521,672). This decrease in revenue was primarily related to a larger volume of lower ARPU online activations received during Q2 2022. Activations have continued to increase in Q2 2023 as we relocate distribution partners to higher margin areas within our Mobile Services segment. These revenues were primarily gained as a result of delivering high-speed mobile data service to low-income consumers.

For the three months ended June 30, 2023, our cost of revenue was $3,827,374 compared to $4,680,530 in the three months ended June 30, 2022, for a cost of revenue decrease of ($853,156). Our cost of revenue decrease was due to lower network, sales compensation and device costs. Some of these improvements were driven as a result of wireless network cost efficiencies, increased sourcing options, lower device costs from mobile and tablet vendors and reduced delivery costs from upgraded device distribution management.

For the three months ended June 30, 2023, we had gross profit of $774,052 compared to $442,567 in the three months ended June 30, 2022, for a gross profit increase of $331,484. This increase is directly related to adding higher ARPU activations in our Mobile Services segment, in addition to having lower sales acquisition costs to acquire these new customers.

For the three months ended June 30, 2023, total operating expenses were $1,774,350 compared to $1,819,701 in the three months ended June 30, 2022, for a decrease of ($45,351). This decrease was primarily due to lower administrative expenses. Although administrative expenses were lower for the three months ended June 30, 2023, we incurred higher legal costs associated with the expansion of service coverage in our existing ETC footprint to broaden our wireless subscriber coverage range.

For the three months ended June 30, 2023, other income (expense) was $(222,422) compared to $(101,219) in the quarter ended June 30, 2022. This increase is due to interest on our CCUR Loan.

For the three months ended June 30, 2023, we had a net loss of ($1,222,720) compared to net loss of ($1,478,353) in the three months ended June 30, 2022. The loss for the three months ended June 30, 2023 was impacted by increased customer acquisition costs related to higher activations within our Mobile Services segment. Customer acquisition costs may not be amortized over the life of the customer, and are recorded in full at the time of customer activation. In Q2 2022, the business was experiencing hyper-growth with lower ARPU activations. As growth continues in 2023, the focus has remained towards subscriber activations in states that yield significantly higher ARPU and greater sustainability for growth.

Comparison of the six months ended June 30, 2023, to the six months ended June 30, 2022

For the six months ended June 30, 2023, we had $8,633,145 in revenues from operations compared to $9,350,954 for the six months ended June 30, 2022, for a total revenue decrease of ($717,810). This decrease in revenue was partially related to higher per activation reimbursements received in Q1 2022 under the Emergency Broadband Benefit Program (“EBB”), prior to conversion under the ACP supported program. Activations have continued to increase in Q2 2023 as we relocate distribution partners to higher margin states, increase the number of distribution partners, and increase the number of ETC states within our Mobile Services segment. These revenues were primarily derived as a result of delivering high-speed mobile data service to low-income consumers.

For the six months ended June 30, 2023, our cost of revenue was $6,857,214 compared to $7,261,127 in the six months ended June 30, 2022, for a cost of revenue decrease of ($403,913). Our cost of revenue decrease was due to lower sales compensation and device costs. Efficiencies were provided as a result of better sourcing options from mobile and tablet vendors, and reduced delivery costs from upgraded device distribution management.

For the six months ended June 30, 2023, we had gross profit of $1,775,931 compared to $2,089,827 in the six months ended June 30, 2022, for a gross profit decrease of ($313,897). This decline is directly related to up-front costs incurred by accelerating growth to acquire new customers within our Mobile Services segment.

For the six months ended June 30, 2023, total operating expenses were $3,472,674 compared to $3,416,258 in the six months ended June 30, 2022, for an increase of $56,416. This increase was primarily due to higher legal costs associated with the expansion of service coverage in our existing ETC footprint to broaden our wireless subscriber coverage range.

For the six months ended June 30, 2023, other income (expense) was $(440,674) compared to $(196,372) in the six months ended June 30, 2022. This increase is due to interest on our CCUR Loan.

For the six months ended June 30, 2023, we had a net loss of ($2,137,417) compared to net loss of ($1,522,803) in the six months ended June 30, 2022. The loss for the six months ended June 30, 2023, was impacted by lower revenue and increased customer acquisition costs directly related to higher activations within our Mobile Services segment, in addition to increased interest expense related to our CCUR loan. Customer acquisition costs may not be amortized over the life of the customer, and are recorded in full at the time of customer activation.

Liquidity and Capital Resources

As of June 30, 2023, we had $1,134,773 in cash and cash equivalents on hand.

In comparing liquidity between the six-month periods ending June 30, 2023, and June 30, 2022, cash decreased by (53.3%). This decrease is attributable to the accelerated expansion of our Mobile Services segment and the associated up-front costs required for growth. Liabilities and total overall debt increased by 33.0% in the six-month period ended June 30, 2023, when compared to June 30, 2022. This change was primarily the result of the $3,650,000 debt financing from CCUR, comprised of $3,150,000 received in June 2022 and $500,000 received in June 2023.

Our current ratio (current assets divided by our current liabilities) decreased to .61 as of June 30, 2023, compared to 1.14 as of June 30, 2022. Working capital decreased by 466.7%.

Cash Flow from Operations

During the six months ended June 30, 2023, cash flow used in operating activities was ($1,384,861).

Cash Flows from Investing Activities

During the six months ended June 30, 2023, no cash flow was provided by (used in) investing activities.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, cash flow provided by financing activities was $464,000, consisting of proceeds from a short-term note payable.

Going Concern

For the six months ended June 30, 2023, the Company generated a net loss of ($2,137,417), compared to a net loss for the six months ended June 30, 2022, of ($1,522,803). The Company sourced short-term financing in June 2022 of $3,150,000. In June 2023, the Company agreed to additional financing with CCUR, up to an additional $2,000,000 in delayed draw allocations. As of June 2023, the Company has received an initial delayed draw in the amount of $500,000 to help facilitate its growing Mobile Services segment and support higher customer acquisition costs (sales). The accumulated deficit as of June 30, 2023, is ($10,435,281).

We received $3,150,000 in capital financing during the year ended December 31, 2022, to help grow the Mobile Services base in IM Telecom. In Q4 2022, following a high-growth period, management slowed the acceleration, realized positive cash flow and profit as a result, and shifted distribution channels towards its highest profit areas. In 2023, the Company repositioned distributors to our highest profit states, re-enabled growth channels and as a result, started to realize an increase in our Average Revenue Per User (“ARPU”). Management has procured additional handset and tablet suppliers, and has been able to leverage terms on device purchases and payment terms.

We are one of only a few businesses to hold a national ETC license, which provides us with additive reimbursement rates within the states we operate. In July, 2023, we added an additional license for the state of Pennsylvania, and expanded our wireless service coverage areas within the existing licensed footprint. We will continue to target and expand into new ETC licensed areas, and expect increasing returns as a result. Management believes as we expand state licensing under our ETC designation, this activity will only continue to increase the value of our ETC license within the marketplace and afford us additional financing capabilities for growth.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three and six month period ending June 30, 2023.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2023, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $942,772, or 65.7%, and $273,982, or 19.1%. It should be noted that our largest customer is the FCC. As of December 31, 2022, we had a significant concentration of receivables from two (2) customers in the amounts of $859,334, or 57.0%, and $255,136, or 16.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three months ended June 30, 2023, the Company had two (2) customers that accounted for $2,614,769 or 56.8% and $745,485 or 16.2% of revenue, respectively. For the three months ended June 30, 2022, the Company had two (2) customers that accounted for $3,310,128 or 64.6% of revenue and $910,574 or 17.8% of the revenue, respectively. For the six months ended June 30, 2023, the Company had two (2) customers that accounted for $4,872,883 or 56.4% and $1,463,062 or 16.9% of revenue, respectively. For the six months ended June 30, 2022, the Company had two (2) customers that accounted for $5,741,697 or 61.4% of revenue and $1,826,412 or 19.5% of the revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See NOTE 9-Stockholders’ Equity and NOTE 10-Subsequent Events, of our Condensed Consolidated Financial Statements included in this Quarterly Report respecting the exercise of certain non-compensatory stock options and the grant of certain additional incentive stock options during and subsequent to the quarter ended June 30, 2023. The $41,250 exercise price of the non-compensatory stock options was paid by crediting that sum against accrued compensation of $160,000 owed to the optionee, D. Sean McEwen, our Chairman and CEO.

The shares of common stock issued on the exercise of the non-compensatory stock option and the issuance of the referenced incentive stock options were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and applicable state law registration exemptions. The underlying and/or exercised shares that may be issued under the incentive stock options were registered with the SEC pursuant to an S-8 Registration Statement filed with the SEC on August 25, 2021, and as subsequently amended.

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

On June 1, 2023, the Board of Directors unanimously voted to reduce independent directors’ fees. These measures follow the consistent efforts of management to secure cost savings throughout the business.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99	Earnings Press Release dated August 14, 2023	Filed herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2022, and filed with the SEC on April 17, 2023.

8-K Current Report dated April 6, 2023 (the “Tempo Assignment Agreement”), filed with the SEC April 17, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	August 14, 2023	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 14, 2023	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	August 14, 2023	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

