Form 10-Q
period 2023-09-30
KonaTel, Inc.
filed 2023-11-20
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(Registrant’s Telephone Number)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	42,958,220 shares
Class	Outstanding as of November 13, 2023

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

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including the “Risk Factors” enumerated in “Part I, Item IA. Risk Factors” of our 10-K Annual Report for the year ended December 31, 2022, which commence on page ten (10) thereof. A copy of this “Annual Report” is attached hereto by Hyperlink in Part II-Other Information, in Item 6 hereof. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

2

KONATEL, INC.

FORM 10-Q

September 30, 2023

PART I - FINANCIAL STATEMENTS

September 30, 2023

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current Assets
Cash and Cash Equivalents	$1,322,119	$2,055,634
Accounts Receivable, Net	1,253,715	1,510,118
Inventory, Net	679,185	526,337
Prepaid Expenses	68,194	61,241
Other Current Assets	—	164
Total Current Assets	3,323,213	4,153,494

Property and Equipment, Net	27,272	36,536

Other Assets
Intangible Assets, Net	634,251	634,251
Right of Use Asset	452,118	553,686
Other Assets	74,543	73,883
Total Other Assets	1,160,912	1,261,820
Total Assets	$4,511,397	$5,451,850

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,984,266	$1,348,931
Loans Payable, Net of Loan Fees	3,624,838	3,070,947
Right of Use Operating Lease Obligation - Current	125,324	118,382
Total Current Liabilities	5,734,428	4,538,260

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	363,355	458,227
Total Long Term Liabilities	363,355	458,227
Total Liabilities	6,097,783	4,996,487
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 42,858,220 outstanding and issued at September 30, 2023 and 42,240,406 outstanding and issued at December 31, 2022	42,858	42,240
Additional Paid In Capital	8,919,253	8,710,987
Accumulated Deficit	(10,548,497)	(8,297,864)
Total Stockholders’ Equity	(1,586,386)	455,363
Total Liabilities and Stockholders’ Equity	$4,511,397	$5,451,850

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue	$4,689,001	$5,880,333	$13,322,146	$15,231,288
Cost of Revenue	3,424,832	4,969,251	10,282,046	12,230,378
Gross Profit	1,264,169	911,082	3,040,100	3,000,910

Operating Expenses
Payroll and Related Expenses	686,560	1,348,152	2,933,409	3,719,446
Operating and Maintenance	1,242	5,321	4,563	6,681
Bad Debt	200	—	214	29,133
Professional and Other Expenses	113,546	381,340	576,964	675,987
Utilities and Facilities	53,814	60,083	162,889	135,118
Depreciation and Amortization	3,088	3,088	9,264	9,264
General and Administrative	35,459	71,545	120,103	251,778
Marketing and Advertising	36,633	15,542	120,640	100,570
Application Development Costs	185,350	142,237	628,508	391,930
Taxes and Insurance	17,214	26,729	49,225	150,389
Total Operating Expenses	1,133,106	2,054,037	4,605,779	5,470,296

Operating Income/(Loss)	131,063	(1,142,955)	(1,565,679)	(2,469,386)

Other Income and Expense
Interest Expense	(209,991)	(161,977)	(551,123)	(233,153)
Other Income/(Expense), net	(34,288)	(40,582)	(133,831)	(165,778)
Total Other Income and Expenses	(244,279)	(202,559)	(684,954)	(398,931)

Net Loss	$(113,216)	$(1,345,514)	$(2,250,633)	$(2,868,317)

Earnings (Loss) per Share
Basic	$(0.00)	$(0.03)	$(0.05)	$(0.07)
Diluted	$(0.00)	$(0.03)	$(0.05)	$(0.07)
Weighted Average Outstanding Shares
Basic	42,707,808	41,912,145	42,658,697	41,715,406
Diluted	42,707,808	41,912,145	42,658,697	41,715,406

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2023	42,240,406	$42,240	$8,710,987	$(8,297,864)	$455,363
Exercised Stock Options	617,814	618	123,133	—	123,751
Stock Based Compensation	—	—	85,133	—	85,133
Net Loss	—	—	—	(2,250,633)	(2,250,633)

Balances as of September 30, 2023	42,858,220	$42,858	$8,919,253	$(10,548,497)	$(1,586,386)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of July 1, 2023	42,670,720	$42,671	$9,075,626	$(10,435,281)	$(1,316,984)
Exercised Stock Options	187,500	187	41,063	—	41,250
Stock Based Compensation	—	—	(197,436)	—	(197,436)
Net Loss	—	—	—	(113,216)	(113,216)

Balances as of September 30, 2023	42,858,220	$42,858	$8,919,253	$(10,548,497)	$(1,586,386)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2022	41,615,406	$41,615	$7,911,224	$(5,345,504)	$2,607,335
Exercised Stock Options	600,000	600	89,400	—	90,000
Stock Based Compensation	—	—	539,933	—	539,933
Net Loss	—	—	—	(2,868,317)	(2,868,317)

Balances as of September 30, 2022	42,215,406	$42,215	$8,540,557	$(8,213,821)	$368,951

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of July 1, 2022	41,615,406	$41,615	$8,265,520	$(6,868,307)	$1,438,828
Exercised Stock Options	600,000	600	89,400	—	90,000
Stock Based Compensation	—	—	185,637	—	185,637
Net Loss	—	—	—	(1,345,514)	(1,345,514)

Balances as of September 30, 2022	42,215,406	$42,215	$8,540,557	$(8,213,821)	$368,951

See accompanying notes to unaudited condensed consolidated financial statements

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,250,633)	$(2,868,317)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and Amortization	9,264	9,264
Loan Origination Cost Amortization	131,141	51,095
Bad Debt	214	29,133
Stock-based Compensation	85,133	539,933
Non-Compensatory Stock Options Exercised	82,500	—
Change in Right of Use Asset	101,568	(417,014)
Change in Lease Liability	(87,930)	423,920

Changes in Operating Assets and Liabilities:
Accounts Receivable	256,189	(257,500)
Inventory	(152,848)	269,445
Prepaid Expenses	(7,448)	98,456
Accounts Payable and Accrued Expenses	635,335	515,527
Net cash used in operating activities	(1,197,515)	(1,606,058)

Cash Flows from Investing Activities
Net cash (used in) investing activities	—	—

Cash Flows from Financing Activities
Proceeds from Short-Term Note Payable	500,000	3,150,000
Loan Origination Cost	(77,250)	(173,532)
Repayments of Amounts of Notes Payable	—	(150,000)
Cash Received from Stock Options Exercised	41,250	90,000
Net cash provided by financing activities	464,000	2,916,468

Net Change in Cash	(733,515)	1,310,410
Cash - Beginning of Year	2,055,634	932,785
Cash - End of Period	$1,322,119	$2,243,195

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$167,900	$3,099
Cash paid for taxes	$—	$—

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

Apeiron Systems is headquartered in Johnstown, Pennsylvania, where it has customer service and software engineering resources staffed. Additional development resources are staffed out of Los Angeles, California, as well as in Europe and Asia.

IM Telecom is headquartered in Plano, Texas, and has a warehouse operation in Tulsa, Oklahoma, and a customer service center in Atmore, Alabama.

We are headquartered in Plano, Texas, and have four (4) full-time employees. Apeiron Systems has eight (8) full-time employees, and IM Telecom has twenty-one (21) full-time employees and two (2) part-time employees.

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

We generate revenue from two (2) primary sources, Hosted Services and Mobile Services:

•	Our Hosted Services include a suite of hosted CPaaS services within Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management, of which IoT provides device connectivity via wireless 4G/5G. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and independent sales organizations.

•	Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through our subsidiaries Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or the FCC’s ACP mobile data program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP program, are subject to change and may have a material impact on our Mobile Services business if changed, reduced or eliminated.

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

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three and nine months ended September 30, 2023, and 2022, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of September 30, 2023, and 2022, there were potentially 870,684 and 1,936,189 dilutive shares.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended September 30,
	2023	2022
Numerator
Net Loss	$(113,216)	$(1,345,514)

Denominator
Weighted-average common shares outstanding	42,707,808	41,912,145
Dilutive impact of stock options
Weighted-average common shares outstanding, diluted	42,707,808	41,912,145

Net income per common share
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.03)

	Nine Months Ended September 30,
	2023	2022
Numerator
Net Loss	$(2,250,633)	$(2,868,317)

Denominator
Weighted-average common shares outstanding	42,658,697	41,715,406
Dilutive impact of stock options
Weighted-average common shares outstanding, diluted	42,658,697	41,715,406

Net income per common share
Basic	$(0.05)	$(0.07)
Diluted	$(0.05)	$(0.07)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of September 30, 2023, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $889,249 or 70.9%, and $202,548 or 16.2%. It should be noted that the largest customer is the federal government, as administered by the Universal Service Administrative Company (“USAC”), under the authority of the Federal Communication Commission (the “FCC”). As of December 31, 2022, the Company had a significant concentration of receivables from two (2) customers in the amounts of $859,334 or 57.0%, and $255,136 or 16.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three months ended September 30, 2023, the Company had two (2) customers that accounted for $2,793,313 or 59.6% and $772,614 or 16.5% of revenue, respectively. For the three months ended September 30, 2022, the Company had two (2) customers that accounted for $4,173,492 or 71.0% of revenue and $826,901 or 14.1% of the revenue, respectively. For the nine months ended September 30, 2023, the Company had two (2) customers that accounted for $7,655,678 or 57.5% and $2,235,676 or 16.8% of revenue, respectively. For the nine months ended September 30, 2022, the Company had two (2) customers that accounted for $9,915,189 or 65.1% of revenue and $2,639,730 or 17.3% of the revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Going Concern

For the nine months ended September 30, 2023, the Company generated a net loss of ($2,250,633), compared to a net loss for the nine months ended September 30, 2022, of ($2,868,317). The Company sourced short-term financing in June, 2022, of $3,150,000. In June, 2023, the Company agreed to additional financing with CCUR, up to an additional $2,000,000 in delayed draw allocations. As of June, 2023, the Company had received an initial delayed draw in the amount of $500,000 to help facilitate its growing Mobile Services segment and support higher customer acquisition costs (sales). The accumulated deficit as of September 30, 2023, is ($10,548,497).

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

Losses incurred are highly correlated to growth in our Mobile Services segment, which requires immediate expense recognition for newly activated customers. Customer acquisition costs are not amortized over the life of the customer. The Company has existing financing options under available delayed draw allocations to provide for any continued growth.

We are one of only a few businesses to hold a national ETC license, which provides us with additive reimbursement rates within the states we operate. In July, 2023, we added an additional license for the state of Pennsylvania, and expanded our wireless service coverage areas within the existing licensed footprint. We will continue to target and expand into new ETC licensed areas, where returns can be maximized. Management believes as we expand state licensing under our ETC designation, this activity will only continue to increase the value of our ETC license within the marketplace and afford us additional financing capabilities for growth. As a result of the Company’s ability to access additional financing and due to the significance of our ETC license, the Company has ameliorated any substantial going concern doubt.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards, cell phones, and tablets, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility, and is reviewed for obsolescence and counted for accuracy with distributors. At September 30, 2023, and December 31, 2022, the Company had inventory of $679,185 and $526,337, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of September 30, 2023, and December 31, 2022:

	September 30, 2023	December 31, 2022
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(434,339)	(425,075)
Property and equipment, net	$27,272	$36,536

Depreciation related to Property and Equipment amounted to $3,088 and $3,088 for the three months ended September 30, 2023, and 2022, respectively. Depreciation related to Property and Equipment amounted to $9,264 and $9,264 for the nine months ended September 30, 2023, and 2022, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under non-cancelable leases. As of September 30, 2023, the Company had four (4) properties with lease terms in excess of one (1) year. Of these four (4) leases, two (2) leases expire in 2025, one (1) lease expires in 2026, and one (1) lease expires in 2030. Lease payables as of September 30, 2023, is $488,679.

Future lease liability payments under the terms of these leases are as follows:

2023	$38,565
2024	155,325
2025	129,543
2026	65,967
2027	54,000
Thereafter	144,000
Total	587,400
Less Interest	98,721
Present value of minimum lease payments	488,679
Less Current Maturities	125,324
Long Term Maturities	$363,355

The weighted average term of the Right-to-Use leases is 62.2 months recorded with a weighted average discount of 6.84%. Total lease expense for the three months ended September 30, 2023, and 2022, was $42,503 and $33,663, respectively. Total lease expense for the nine months ended September 30, 2023, and 2022, was $128,582 and $93,260, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of September 30, 2023, and December 31, 2022, was $634,251.

	September 30, 2023	December 31, 2022
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Intangible Assets, net	$634,251	$634,251

Amortization expense amounted to $0, and $0 for the three months ended September 30, 2023, and 2022, respectively. Amortization expense amounted to $0, and $0 for the nine months ended September 30, 2023, and 2022, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the Lifeline license granted by the FCC, all intangible assets are fully amortized as of September 30, 2023.

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

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of September 30, 2023, there are no ongoing legal proceedings.

Contract Contingencies

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania related to sales and use tax for the audit period of January 1, 2016, through September 30, 2019. The assessment is in the amount of $115,000, including interest and penalties calculated on sales made inside and outside Pennsylvania. The Company has recorded the full amount of this assessment. The Company appealed the assessment in August, 2021, and at the request of the state, provided additional information to support its appeal. The Company’s position is that Pennsylvania has no sales tax authority to levy and collect sales tax on sales made outside of Pennsylvania. The Company initially recorded an expected liability of $7,000, based on known sales inside Pennsylvania. The State of Pennsylvania rejected an appeal by the Company. The Company has agreed to a twenty-four (24) month payment plan with the State of Pennsylvania, which will commence in December, 2023. Following the final payoff of the liability, the Company can re-open an appeal with the state for a refund of the liability.

Letters of Credit

The Company had no outstanding letters of credit as of September 30, 2023.

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

Mobile Services – Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through our subsidiaries Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC Lifeline license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or the FCC’s ACP mobile data program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP program, are subject to change and may have a material impact on our Mobile Services business if changed, reduced or eliminated.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the nine months period ended September 30, 2023
Revenue	$3,736,323	$9,585,823	$13,322,146
Gross Profit	$1,059,921	$1,980,179	$3,040,100
Depreciation and amortization	$2,598	$6,666	$9,264
Additions to property and equipment	$—	$—	$—

For the three months period ended September 30, 2023
Revenue	$1,252,405	$3,436,596	$4,689,001
Gross Profit	$351,766	$912,403	$1,264,169
Depreciation and amortization	$825	$2,263	$3,088
Additions to property and equipment	$—	$—	$—

For the nine months period ended September 30, 2022
Revenue	$4,199,365	$11,031,923	$15,231,288
Gross Profit	$1,372,019	$1,628,891	$3,000,910
Depreciation and amortization	$8,958	$306	$9,264
Additions to property and equipment	$—	$—	$—

For the three months period ended September 30, 2022
Revenue	$1,328,333	$4,552,000	$5,880,333
Gross Profit	$453,087	$457,995	$911,082
Depreciation and amortization	$2,986	$102	$3,088
Additions to property and equipment	$—	$—	$—

NOTE 9 – STOCKHOLDERS’ EQUITY

Independent Directors’ Incentive Stock Options

On June 1, 2023, the Board of Directors unanimously voted to eliminate incentive stock options available to our two (2) independent directors, effective June 1, 2023.

Stock Option Grants

On September 8, 2023, Todd Murcer, Executive Vice President of Finance and Secretary of the Company, was granted 750,000 incentive stock options, and 350,000 previously issued and partially vested incentive stock options were canceled. On September 22, 2023, Jason Welch, President for IM Telecom, was granted 750,000 options, and 350,000 previously issued and partially vested incentive stock options were canceled. These new grants emphasized the importance of the services of Messrs. Murcer and Welch to the Company.

Non-Compensatory Stock Option Grant

On September 13, 2023, D. Sean McEwen, the Chairman and CEO of the Company, exercised his third tranche of 187,500 equity stock options for 187,500 shares of common stock at a price of $0.22 per share, which shares were issued on September 13, 2023.

Stock Compensation

The Company offers incentive stock option grants to directors and key employees. Options vest in tranches and typically expire five (5) years from the date of grant. For the nine months ended September 30, 2023, and 2022, the Company recorded options expense of $85,133 and $539,933, respectively. For the three months ended September 30, 2023, and 2022, the Company recorded options expense of ($197,436) and $185,637, respectively. The option expense not taken as of September 30, 2023, is $1,654,950, with a weighted average term of 3.19 years.

The following table represents stock option activity as of and for the nine months ended September 30, 2023:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2022	4,405,000	$0.59	3.22	$2,260,138
Granted	1,600,000	0.81
Exercised	(662,500)	0.53		—
Forfeited	(700,000)			—
Options Outstanding – September 30, 2023	4,642,500	$0.65	3.69	$256,288

Exercisable and Vested, September 30, 2023	870,684	$0.45	1.59	$214,347

NOTE 10 – SUBSEQUENT EVENTS

Below are events that have occurred since September 30, 2023:

On October 25, 2023, Jeffrey Pearl, an independent Board member, exercised 100,000 incentive stock options convertible into common stock at a price of $0.495 per share, which shares were issued on October 27, 2023.

On November 6, 2023, the Company agreed to and established a payment plan with the State of Pennsylvania. The Company will pay $5,500 per month, over a twenty-four (24) month commencing in December, 2023.

On November 10, 2023, the Company’s wholly owned subsidiary, Apeiron Systems, entered into a five (5) year agreement with Viva-US Telecommunications, Inc. (“Viva-US”), as the exclusive supplier of wholesale cellular voice & data, messaging, international call termination, smart SIM (“Subscriber Identity Module”), and other telecommunications services.  Apeiron Systems shall provide these services through its CPaaS (“Communication Platform as a Service”) cloud platform.  Viva-US is a US MVNO (“Mobile Virtual Network Operator”) and part of the Balesia Technologies, Inc. group of companies operating MNOs (“Mobile Network Operator”) and MVNOs throughout North and South America, supporting over three million customers in Bolivia, Mexico and Argentina.  Viva-US is expected to launch its US MVNO service in the first quarter of 2024.

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

Despite risks and uncertainties specifically related to Covid-19, the Company has not experienced adverse impacts to the business operations as a result of this ongoing health concern. Possible vulnerabilities to Covid-19, such as supply chain disruptions, inventory shortages and travel or resource limitations and delays will continue to be a risk that is presented to the Company, our suppliers, our customers and our investors.

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

Results of Operations

As previously discussed in our filings during 2022 (including our 10-K Annual Report for the year ended December 31, 2022 [see Part II-Other Information, Item 6 below, for a Hyperlink to this Annual Report]), we began to accelerate growth opportunities within our Mobile Services market segment through our wholly owned subsidiary, IM Telecom. In Q4 2022, activity slowed as we repositioned distribution channels to higher profit territories. Through September 30, 2023, we have seen increasing activations and ARPU (“Average Revenue Per User”) within these channels.

The Company continues to expand its wireless network coverage, within its state licensed areas. This requires a process of authorization from each state public utility commission. As a result, the Company has broadened its capabilities to sell inside these licensed areas, furthering our sales growth initiatives.

The Company recognized increases in Mobile Services revenue and gross profit during the quarter ended September 30, 2023, as a result of previously scaled activations and related increases in ARPU.

Comparison of the three months ended September 30, 2023, to the three months ended September 30, 2022

For the three months ended September 30, 2023, we had $4,689,001 in revenues from operations compared to $5,880,333 for the three months ended September 30, 2022, for a total revenue decrease of ($1,191,332). The decrease in revenue was primarily due to a change in distribution philosophy. The Company’s focus is targeted to providing services within its eleven (11) ETC licensed states. Unit economics in these states are more favorable, and the Company continues to add resources to these areas (three [3] new distribution partners were trained and onboarded during the period). The added distribution partners provide concentration within our footprint, and should provide strength to existing and underserved markets. The Company completed its OSS/BSS transition to include the state of California, which now provides new activations under the same OSS/BSS platform. Additional inventory is now being sourced to California distribution teams. Revenues in our Mobile Services segment are primarily gained as a result of delivering high-speed mobile voice and data service to low-income consumers.

For the three months ended September 30, 2023, our cost of revenue was $3,424,832 compared to $4,969,251 in the three months ended September 30, 2022, for a cost of revenue decrease of ($1,544,419). Our cost of revenue decrease was due to lower network, sales compensation and device costs, related to the activity declines from our Mobile Services subscribers.

For the three months ended September 30, 2023, we had gross profit of $1,264,169 compared to $911,082 in the three months ended September 30, 2022, for a gross profit increase of $353,087. This increase resulted from adding higher ARPU activations in our Mobile Services segment, in addition to having lower sales acquisition costs to acquire these new customers.

For the three months ended September 30, 2023, total operating expenses were $1,133,106 compared to $2,054,037 in the three months ended September 30, 2022, for a decrease of ($920,931). This decrease was primarily due to lower legal expenses associated with the previous expansion of service coverage in our ETC footprint and the reversal of stock option expense as the result of employee forfeitures of incentive stock options.

For the three months ended September 30, 2023, other income (expense) was $(244,279) compared to $(202,599) in the quarter ended September 30, 2022. This increase is due to interest on our CCUR Loan.

For the three months ended September 30, 2023, we had a net loss of ($113,216) compared to net loss of ($1,345,514) in the three months ended September 30, 2022. The reduction in loss compared to Q3 of 2022 for the three months ended September 30, 2023, was primarily due to the reallocation of distribution to higher ARPU, gross margin locations. The Company continues to fortify in these locations.

Comparison of the nine months ended September 30, 2023, to the nine months ended September 30, 2022

For the nine months ended September 30, 2023, we had $13,322,146 in revenues from operations compared to $15,231,288 for the nine months ended September 30, 2022, for a total revenue decrease of ($1,909,142). This decrease in revenue was partially related to higher per activation reimbursements received in Q1 2022 under the Emergency Broadband Benefit Program (“EBB”), prior to conversion under the ACP supported program, as well as a larger volume of lower ARPU online activations received during Q3 2022. Activations slowed in Q3 2023 following reallocation efforts by the Company to higher ARPU locations within our Mobile Services segment. Additional distribution partners were gained in Q3 2023 and should provide strength to existing and underserved markets. These revenues were primarily derived as a result of delivering high-speed mobile data service to low-income consumers.

For the nine months ended September 30, 2023, our cost of revenue was $10,282,046 compared to $12,230,378 in the nine months ended September 30, 2022, for a cost of revenue decrease of ($1,948,332). Our cost of revenue decrease was due to lower network, sales compensation and device costs, related to fewer activations from our Mobile Services subscribers.

For the nine months ended September 30, 2023, we had gross profit of $3,040,100 compared to $3,000,910 in the nine months ended September 30, 2022, for a gross profit increase of $39,190. This increase resulted from adding higher ARPU activations in our newly concentrated footprint within our Mobile Services segment, in addition to having lower sales acquisition costs to acquire these new customers.

For the nine months ended September 30, 2023, total operating expenses were $4,605,779 compared to $5,470,296 in the nine months ended September 30, 2022, for a decrease of ($864,517). This decrease was primarily due to lower legal expenses associated with the previous expansion of service coverage in our ETC footprint and the reversal of stock option expense as the result of employee forfeitures of incentive stock options.

For the nine months ended September 30, 2023, other income (expense) was ($684,954) compared to ($398,931) in the nine months ended September 30, 2022. This increase is due to interest on our CCUR Loan.

For the nine months ended September 30, 2023, we had a net loss of ($2,250,633) compared to net loss of ($2,868,317) in the nine months ended September 30, 2022. The loss for the nine months ended September 30, 2023, was impacted by lower revenue and increased customer acquisition costs directly related to higher activations within our Mobile Services segment, in addition to increased interest expense related to our CCUR loan. Customer acquisition costs may not be amortized over the life of the customer, and are recorded in full at the time of customer activation.

Liquidity and Capital Resources

As of September 30, 2023, we had $1,322,119 in cash and cash equivalents on hand.

In comparing liquidity between the nine-month period ending September 30, 2023, and December 31, 2022, cash decreased by 35.7%. This decrease is attributable to the accelerated expansion of our Mobile Services segment and the associated up-front costs required for growth. Liabilities and total overall debt increased by 22.0% in the nine-month period ended September 30, 2023, when compared to December 31, 2022. This change was partially the result of $500,000 debt financing from CCUR, received in June 2023.

Our current ratio (current assets divided by our current liabilities) decreased to .58 as of September 30, 2023, compared to .92 as of December 31, 2022. Working capital decreased by 526.7%.

Cash Flow from Operations

During the nine months ended September 30, 2023, cash flow used in operating activities was ($1,197,515).

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, no cash flow was provided by (used in) investing activities.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, cash flow provided by financing activities was $464,000, consisting of proceeds from a short-term note payable.

Going Concern

For the nine months ended September 30, 2023, the Company generated a net loss of ($2,250,633), compared to a net loss for the nine months ended September 30, 2022, of ($2,868,317). The Company sourced short-term financing in June, 2022 of $3,150,000. In June, 2023, the Company agreed to additional financing with CCUR, up to an additional $2,000,000 in delayed draw allocations. As of June, 2023, the Company has received an initial delayed draw in the amount of $500,000 to help facilitate its growing Mobile Services segment and support higher customer acquisition costs (sales). The accumulated deficit as of September 30, 2023, is ($10,548,497).

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

Losses incurred are highly correlated to growth in our Mobile Services segment, which requires immediate expense recognition for newly activated customers. Customer acquisition costs are not amortized over the life of the customer. The Company has existing financing options under available delayed draw allocations to provide for any continued growth.

We are one of only a few businesses to hold a national ETC license, which provides us with additive reimbursement rates within the states we operate. In July, 2023, we added an additional license for the state of Pennsylvania, and expanded our wireless service coverage areas within the existing licensed footprint. We will continue to target and expand into new ETC licensed areas, where returns can be maximized. Management believes as we expand state licensing under our ETC designation, this activity will only continue to increase the value of our ETC license within the marketplace and afford us additional financing capabilities for growth. As a result of the Company’s ability to access additional financing and due to the significance of our ETC license, the Company has ameliorated any substantial going concern doubt.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three and nine month period ending September 30, 2023.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of September 30, 2023, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $889,249 or 70.9%, and $202,548 or 16.2%. It should be noted that the largest customer is the federal government, as administered by the Universal Service Administrative Company (“USAC”), under the authority of the Federal Communication Commission (the “FCC”). As of December 31, 2022, the Company had a significant concentration of receivables from two (2) customers in the amounts of $859,334 or 57.0%, and $255,136 or 16.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three months ended September 30, 2023, the Company had two (2) customers that accounted for $2,793,313 or 59.6% and $772,614 or 16.5% of revenue, respectively. For the three months ended September 30, 2022, the Company had two (2) customers that accounted for $4,173,492 or 71.0% of revenue and $826,901 or 14.1% of the revenue, respectively. For the nine months ended September 30, 2023, the Company had two (2) customers that accounted for $7,655,678 or 57.5% and $2,235,676 or 16.8% of revenue, respectively. For the nine months ended September 30, 2022, the Company had two (2) customers that accounted for $9,915,189 or 65.1% of revenue and $2,639,730 or 17.3% of the revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See NOTE 9-Stockholders’ Equity and NOTE 10-Subsequent Events, of our Condensed Consolidated Financial Statements included in this Quarterly Report respecting the exercise of certain non-compensatory stock options; the grant of certain incentive stock options and the cancelation of certain incentive stock options and the exercise of certain incentive stock options during and subsequent to the quarter ended September 30, 2023. The $41,250 exercise price of the non-compensatory stock options was paid by crediting that sum against accrued compensation of $118,750 owed to the optionee, D. Sean McEwen, our Chairman and CEO.

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

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On November 10, 2023, the Company’s wholly owned subsidiary, Apeiron Systems, entered into a five (5) year agreement with Viva-US Telecommunications, Inc. (“Viva-US”), as the exclusive supplier of wholesale cellular voice & data, messaging, international call termination, smart SIM (“Subscriber Identity Module”), and other telecommunications services.  Apeiron Systems shall provide these services through its CPaaS (“Communication Platform as a Service”) cloud platform.  Viva-US is a US MVNO (“Mobile Virtual Network Operator”) and part of the Balesia Technologies, Inc. group of companies operating MNOs (“Mobile Network Operator”) and MVNOs throughout North and South America, supporting over three million customers in Bolivia, Mexico, and Argentina.  Viva-US is expected to launch its US MVNO service in the first quarter of 2024.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
3(i)(a)	Amendment to Amended and Restated Certificate of Incorporation.	Filed with the Form 8-K filed on February 12, 2018, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

Exhibits incorporated by reference:

8-K Current Report of the Company dated June 14, 2022 (CCUR Loan), and filed with the SEC on June 21, 2022.

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

KonaTel, Inc.

Date:	November 20, 2023	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 20, 2023	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	November 20, 2023	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

