Form 10-K
period 2023-12-31
KonaTel, Inc.
filed 2024-04-01
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2023

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

On June 30, 2023, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $22,153,037, based upon 26,690,406 shares of the Registrant’s common stock being currently owned by such persons, and based upon the closing price of the common stock of the Registrant on the OTC Markets Group, LLC (the “OTC Markets”) “OTCQB Tier” (“KTEL”) of $0.83 per share on June 30, 2023.

As of March 15, 2024, the Registrant had 43,333,220 shares of its common stock, $0.001 par value, issued and outstanding.

REFERENCES

In this Annual Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named Dala Petroleum Corp., which is the Registrant, and our wholly owned subsidiaries at December 31, 2023, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), Apeiron Systems, Inc., a Nevada corporation (“Apeiron Systems” or “Apeiron”), IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (sometimes called “IM Telecom” or “Infiniti Mobile”).

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

CAUTIONARY STATEMENT

Summaries of all agreements or other documents referenced herein or attached hereto by Hyperlink in Part IV, Item 15, and incorporated herein by reference or otherwise, do not purport to be all inclusive of the terms, conditions and other provisions of such agreements or documents, and accordingly, all such summaries are modified in their entirety to the referenced and Hyperlinked respective agreements or documents in Part IV, Item 15 hereof.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

See Part IV, Item 15, hereof.

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

We changed our name to “Dala Petroleum Corp.” on August 29, 2014, after re-entering the development stage and the completion of a merger with our newly formed and wholly owned subsidiary, Dala Acquisition Corp., a Nevada corporation (respectively, “Dala Acquisition” and the “Dala Merger”), on June 2, 2014. Dala Nevada was wholly owned by Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”). We operated as an early-stage oil exploration company focused on our leased acreage acquired in the Dala Merger until 2016, when Chisholm II returned a total of 8,567,800 shares of the 10,000,000 shares of our common stock exchanged under the Dala Merger to us for cancellation in exchange for our assignment of approximately 55,000 acres, more or less, of our leased acreage or approximately 68.75% of our total leased acreage, to Chisholm II. All of our remaining oil and gas leasehold interests, comprising leases covering approximately 7,489 and 403 acres, more or less, expired in 2017 and 2018, respectively.

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

Effective December 18, 2017, we completed an Agreement and Plan of Merger (the “KonaTel Merger Agreement”) with our newly formed wholly owned subsidiary, Dala Subsidiary Corp., a Nevada corporation (“Dala Nevada”), under which KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), became our wholly owned subsidiary on the closing of the merger (the “KonaTel Nevada Merger”); and we succeeded to the business operations of KonaTel Nevada comprised of a full service cellular provider that delivered cellular products and services to individual and business customers in various retail and wholesale markets nationwide through its sales network, and we changed our name to “KonaTel, Inc.” on February 5, 2018.

Effective February 7, 2018, and dated as of February 5, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, doing business as “Infiniti Mobile,” from its sole owner, Trevan Morrow (“Mr. Morrow”).  The principal asset of IM Telecom, at that time, was a “Lifeline Program” license of the Federal Communications Commission (“FCC”), which was an FCC approved wireless Compliance Plan.

On August 9, 2018, we entered into an Asset Purchase Agreement (the “Telecon Wireless Agreement”) with Telecon Wireless Resources, Inc., a New York corporation (“Telecon Wireless”), whereby we sold various assets, including furniture, fixtures, equipment, account receivable and a customer list, among other assets and liabilities, to Telecon Wireless.

Effective December 31, 2018, we completed an Agreement and Plan of Merger with Apeiron Systems (the “Apeiron Systems Merger Agreement”) and under which we exchanged 7,000,000 shares of our common stock for all of the outstanding shares of Apeiron Systems. Apeiron Systems became our wholly owned subsidiary on the closing of the merger (the “Apeiron Systems Merger”). Apeiron Systems was organized in 2013 as a provider of a suite of real-time business communications services that included voice, messaging, network connectivity and platform services.

On December 14, 2020, the shares of our common stock were approved for up listing to the OTC Markets Group LLC (the “OTC Markets”) OTCQB® Venture Market (“OTCQB Tier”). OTCQB is a venture market operated by OTC Markets. To be eligible for quotation on the OTCQB, companies must be current in their reporting obligations under Section 13 or 15(d) of the Exchange Act and undergo an annual verification and management certification process. Companies must also meet a minimum bid price test and other financial conditions. The OTC Markets is recognized by the SEC as a “Qualified Interdealer Quotation System” (“IDQS”) under SEC Rule 15c2-11(e)(6); and the OTCQB is an established public market that provides current public information to investors.

On August 25, 2021, we filed a registration statement with the SEC on Form S-8 to register 5,901,884 shares of our common stock reserved for grants underlying our 2018 Incentive Stock Option Plan (year designation reflects a change to a calendar year end in 2017).

On June 14, 2022, we and our wholly owned subsidiaries, Apeiron Systems and IM Telecom, entered into a Note Purchase Agreement (the “NPA”) with CCUR Holdings, Inc., a Delaware corporation (“CCUR”), as “Collateral Agent”; and CCUR and Symbolic Logic, Inc., a Delaware corporation (“Symbolic”), as “Purchasers,” along with a related Guarantee and Security Agreement (the “GSA”), whereby the Company and its subsidiary companies pledged their assets (including the Company’s equity ownership of its subsidiaries) to secure $3,150,000 (the “Principal Amount”) in debt financing payable in one (1) year (to be repaid prior to nine (9) months), together with interest at the rate of 15% per annum (the “Interest Rate”), with two (2) successive six (6) month optional extensions (the “CCUR Loan”). On June 1, 2023, we entered into a “First Amendment to the NPA” with CCUR and Symbolic. The purpose of the amendment was to add further growth capital to the Company in the form of “Delayed Draw Notes” in an aggregate principal amount of up to $2,000,000; and in consideration therefor, we provided additional collateral for the NPA. See our 8-K Current Report dated June 14, 2022, filed with the SEC on June 21, 2022, and our 8-KA Current Report dated June 14, 2022, filed with the SEC on June 7, 2023, for additional information on the CCUR Loan. These Current Reports are available by Hyperlink in Part IV, Item 15 hereof, and are incorporated herein by reference.

On July 7, 2022, we filed a registration statement with the SEC on Form S-8 to register an additional 2,000,000 shares of our common stock reserved for grants underlying our 2018 Incentive Stock Option Plan.

On August 22, 2022, we filed an amendment to our registration statement with the SEC on Form S-8 to decrease our shares registered on Form S-8 by 1,500,000 shares; and on March 20, 2023, we filed a similar amendment on Form S-8 to decrease our shares registered on Form S-8 by 253,764 shares, then leaving 6,148,120 remaining registered shares, with 1,648,120 shares having been issued and 4,500,000 shares being reserved for future issuance under outstanding grants or to be granted incentive stock options.

On January 24, 2023, we entered into a non-material Membership Interest Purchase Agreement to acquire 100% of Tempo Telecom, LLC, a Georgia limited liability company, an Eligible Telecommunications Carrier (“ETC”), authorized to provide Lifeline services in twenty-one (21) states (respectively, the “Tempo Purchase Agreement” and “Tempo”), the closing of which is subject to the approval of the FCC and applicable state and other governmental agencies, among other conditions.

On April 6, 2023, pursuant to a Purchase of Contract Rights Agreement between the Company and Insight Mobile, Inc., a Delaware corporation (respectively, the “Insight Mobile Agreement” and “Insight Mobile”), we and Insight Mobile executed and delivered an Assumption of Membership Interest Purchase Agreement (the “Assignment Agreement”), which is being held in escrow by counsel for Insight Mobile (the “Escrow Agent”) pending satisfaction of all conditions to the Closing of the Tempo Purchase Agreement, and whereby Insight Mobile has agreed to pay us the “Purchase Price” of $4,500,000 for our “Contract Rights” under the Tempo Purchase Agreement. For additional information on the Insight Mobile Agreement and the Assignment Agreement, see our 8-K Current Report dated April 6, 2023, filed with the SEC on April 17, 2023, which is Hyperlinked in Part IV, Item 15, below, and is incorporated herein by reference.

On December 8, 2023, we filed an additional registration statement on Form S-8 to increase the number of shares of our common stock available for issuance under our 2018 Incentive Stock Option Plan by 1,700,000 shares. This amendment resulted in 7,848,120 registered shares equaling 1,748,120 shares issued and 6,100,000 reserved shares remaining for future issuance.

Effective December 18, 2023, we and IM Telecom, as the “Purchasers,” entered into an Installment Sale Agreement (the “Installment Sale Agreement”) with ACP Financing VII Limited Liability Company, a Texas limited liability company (“ACP Financing”), as the “Seller,” pursuant to which the Seller agreed to purchase new and refurbished cellular devices for distribution through the Purchasers’ distribution network to Affordable Connectivity Program Federal Lifeline and California Lifeline eligible consumers, such devices operating on 4G or better technology platforms or any such other consumer technology equipment upon the mutual agreement of the Seller and the Purchasers (the “Devices”), and to sell the Devices to the Purchasers. It is intended that this Installment Sale Agreement will be utilized by KonaTel following the payment of all outstanding amounts owed to ACP Financing. For additional information on the Installment Sale Agreement, see our 8-K Current Report dated December 18, 2023, filed with the SEC on December 22, 2023, which is Hyperlinked in Part IV, Item 15, below, and is incorporated herein by reference.

On November 10, 2023, Apeiron Systems entered into a five (5) year agreement with Viva-US Telecommunications, Inc. (“Viva-US”), as the exclusive supplier of wholesale cellular voice & data, messaging, international call termination, smart SIM (“Subscriber Identity Module”), and other telecommunications services. Apeiron Systems will provide these services through its CPaaS (“Communication Platform as a Service”) cloud platform. Viva-US is a US MVNO (“Mobile Virtual Network Operator”) and part of the Balesia Technologies, Inc. group of companies operating MNOs (“Mobile Network Operator”) and MVNOs throughout North and South America, supporting over three million customers in Bolivia, Mexico and Argentina.

Events Subsequent to December 31, 2023

Tempo Purchase Agreement Notice of Extension

On January 23, 2024, we exercised our rights under Section 1.07 of the referenced Tempo Purchase Agreement regarding a “Notice of Extension” of Closing Condition-Governmental Approvals, seeking an extension of 180 days for closing or such longer period as may be required to satisfy the required Governmental Approvals to Closing.

Excess Purchase Agreement and Related Agreements

On January 22, 2024 (the “Effective Date”), KonaTel and IM Telecom entered into a Membership Interest Purchase Agreement (the “Excess Purchase Agreement”) with Excess Telecom, Inc., a Nevada corporation (“Excess”), pursuant to which KonaTel conveyed 49% of its Membership Interest in IM Telecom to Excess on the “Initial Closing Date” in consideration of the sum of $10,000,000, and will convey the remaining 51% of the Membership Interest in IM Telecom to Excess for the sum of $100.00 on the Final Closing. The Final Closing is conditioned upon obtaining the necessary federal and state governmental approvals for a change in control of IM Telecom (the “Approvals”), among other customary closing conditions. In the event that Excess is unable to procure the Approvals, Excess may, in its sole discretion, wait for the Approvals without any deadline or outside date; or assign its rights and interests under the Excess Purchase Agreement and related transaction documents to any third party. If on or before December 31, 2024, the ACP Connectivity Program is renewed by the United States Congress for a duration of greater than four (4) months (the “ACP Renewal Condition”), Excess will pay KonaTel an additional sum of $5,000,000 (the “ACP Renewal Earnout). The ACP Connectivity Program is an FCC benefit program that helps ensure that low income households can afford broadband for various uses (respectively, the “ACP Connectivity Program” or “ACP”). The parties also entered into a Management Services Agreement governing the management of the business of IM Telecom to be effective until the earlier of the Final Closing or ninety-nine (99) years and whereby IM Telecom and Excess will be managing IM Telecom until final regulatory approval; and a Master Distribution Agreement whereby KonaTel, doing business as “Infiniti Mobile,” a tradename of IM Telecom that was excluded from the Excess Purchase Agreement, will be a master distributor of IM Telecom’s wireless services, products, Lifeline services, ACP services to potential customers and such other ancillary services relating to Lifeline and ACP services offered to KonaTel’s customers under the Licenses held by IM Telecom (the “Services”), the term of which will commence upon the Final Closing and continue for a period of not less than ten (10) years. The current employees of IM Telecom will novate to employees of KonaTel’s under these agreements.

The CCUR Loan and the total liability of KonaTel under the ACP Financing Installment Sale Agreement, which are referenced above, were paid in full on the Initial Closing Date of the Excess Purchase Agreement. The total payoff amount for the CCUR Loan was $3,681,660, inclusive of unpaid interest and legal fees. The total payoff amount under the ACP Finance Installment Sale Agreement was $1,462,345.

For additional information on the Excess Purchase Agreement and related agreements, see our 8-K Current Report dated January 22, 2024, filed with the SEC on January 30, 2024, which is Hyperlinked in Part IV, Item 15, below, and is incorporated herein by reference.

The referenced Current Report and related agreements that are attached to this Current Report should be fully considered in reviewing the foregoing summary.

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

On February 5, 2018, we entered into a purchase agreement to acquire IM Telecom (www.infinitimobile.com). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. IM Telecom operates as a wholly owned subsidiary of KonaTel. It is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of twenty-two (22) original FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan since 2012, of which approximately twelve (12) license holders remain active today. The FCC has not approved (granted) a new wireless reseller Lifeline Compliance Plan since 2012. As a licensed ETC, IM Telecom is also an FCC licensed Affordable Connectivity Program (“ACP”) provider, authorized to distribute ACP subsidized high-speed Lifeline subsidized mobile voice/data service in eleven (11) states, which are Vermont, South Carolina, Georgia, Maryland, Kentucky, Wisconsin, Oklahoma, California, New York, Pennsylvania and Nevada. In addition to Lifeline, IM Telecom is also an FCC approved ACP provider authorized to distribute ACP subsidized high-speed mobile data service in the fifty (50) states, Washington D.C. and Puerto Rico. Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income Americans. ACP is an FCC program that provides subsidized high-speed wireless data services to low-income Americans. IM Telecom distributes Lifeline and ACP services under its Infiniti Mobile brand name through its website, sales staff, retail locations and ISOs. IM Telecom also offers non-Lifeline and non-ACP services throughout the United States. IM Telecom has a US-based customer support center located in Atmore, Alabama.

IM Telecom is headquartered in Plano, Texas, and has a warehouse operation in Tulsa, Oklahoma, and a customer service center in Atmore, Alabama. We are headquartered in Plano, Texas.

Apeiron Systems has eight (8) full-time employees; IM Telecom has (22) full-time employees and one (1) part-time employee; and we have four (4) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, across two of our wholly owned subsidiaries, Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC and ACP subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to eleven (11) states and our ACP services distributed in the fifty (50) states, as well as Washington D.C. and Puerto Rico, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

We generate revenue from two (2) primary sources, Hosted Services and Mobile Services:

•	Our Hosted Services include a suite of hosted CPaaS services within Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management, of which IoT provides device connectivity via wireless 4G/5G. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and ISOs.

•	Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through our subsidiaries Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or the FCC’s ACP mobile data program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP program, are subject to change and any change, reduction or elimination may have a material impact on our Mobile Services business.

Distribution Methods of the Products or Services

We primarily distribute our Hosted Services through our website, sales staff, master distribution agreements and ISOs. We primarily distribute our Mobile Services through our website, sales staff, retail locations and ISOs. Since 2021, we have continued to increase our Mobile Service online marketing efforts to supplement alternative distribution channel growth.

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

•

AT&T: AT&T voice, text or data service and AT&T IoT service under a contract with us, has set “unit based” pricing for voice, text, data and IoT wireless services. Pricing per unit is in the form of an MRC that may or may not include minutes of use, text units or data units. Additional data units are available for purchase;

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Our wholly owned subsidiary, IM Telecom, is an FCC licensed ETC and is one of the original twenty-two (22) FCC licensed wireless cellular resellers to hold an FCC approved wireless Lifeline Compliance Plan in the United States (as of 2012), of which approximately twelve (12) license holders remain active today. As a licensed ETC, IM Telecom is currently authorized to distribute Lifeline subsidized mobile voice/data service in eleven (11) states. IM Telecom is also an FCC licensed ACP carrier, authorized to distribute ACP subsidized mobile data services in the fifty (50) states, as well as Washington D.C. and Puerto Rico. Infiniti Mobile also offers non-Lifeline and non-ACP services.

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

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our shareholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our shareholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the SEC at least ten (10) days prior to the date that definitive copies of this information is forwarded to our shareholders.

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

Number of Total Employees and Number of Full-Time Employees

Across our companies, we have a total of thirty-five (35) employees; thirty-four (34) full-time employees and one (1) part-time employee.

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

We commenced our current business operations in November of 2014, and our wireless marketing technology and solutions are an evolving business offering. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to successfully accomplish and fund our current endeavors, which would materially impact our ability to implement our business plan, including:

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

For the year end December 31, 2023, we reported gross revenues of $18,223,745, cost of revenues of $14,850,105, operating expenses of $6,494,243, other income and expenses of ($820,224) and a net loss of ($3,940,827).

For the prior year ended December 31, 2022, we reported gross revenues of $20,023,340, cost of revenues of $15,033,733, operating expenses of $7,544,292, other income and expenses of ($397,675) and net loss of ($2,952,360).

For the year ended December 31, 2023, we had $12,352, in non-cash depreciation expense. As of December 31, 2023, our accumulated deficit was ($12,238,691).

The United States Government’s dissolution or reduction of the Lifeline Program or the elimination of “resellers” of these services would have a substantial adverse effect on our current and planned business operations.

•	Considering there are approximately 7,300,000 current Lifeline users and approximately 38,000,000 eligible Lifeline customers (according to Universal Service Administrative Company, a governmental body that administers the “Universal Service Fund” of the FCC [“USAC”]), this would be a draconian move; however, it is a possibility. Federal or state governmental agencies could also significantly reduce or delay Lifeline reimbursement payments to Lifeline carriers, forcing Lifeline carriers to continue to provide minimum Lifeline services and at a reduced reimbursement rate. Depending on any reimbursement reduction, a reduction would diminish earnings and could make Lifeline unprofitable. The FCC established the Lifeline program in 1985 to ensure that qualifying low-income consumers could afford phone service and the opportunities and security it provides. Congress supported and strengthened Lifeline in the Telecommunications Act of 1996, requiring that affordable service and advanced communications be available to low-income consumers across the country.

•	Lifeline and ACP require several factors to be successful. The impact of negative governmental changes and negative national carrier pricing have been outlined above. In addition to those two risks, an interruption to the supply of low-cost phones and/or a reduction of Lifeline and ACP agents (no access to or not enough access to agents) would have a negative impact on Lifeline and/or ACP services.

•	Adequate equipment financing and available cash resources to pay up-front compensation payments (sometimes required) is critical to facilitate Lifeline, ACP, B2B and retail sales, and the lack of these resources would have a negative impact on our business.

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

We purchase a portion of our mobile data service (“IoT”) directly from national carriers and purchase the remainder of our wholesale voice and mobile data from wholesale aggregators or MVNEs like PWG and Telispire. If one of these aggregators vacated the market, such action could force the transition of services to other providers, and could substantially reduce our current and anticipated revenues from our IoT or cellular service.

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

We, like all voice and data resellers, are dependent on the FCC licensed national carriers to provide services that can be resold for profit. The wireless carriers own/control their respective network (towers) and provide the wireless service. Resellers do not own network and are dependent on the national carriers to provide a reseller program.  These carriers could eliminate a reseller program or implement new policies that could reduce profit margins, making any applicable program unprofitable. They could also implement market restorations reducing markets we could sell into, which would have a direct adverse effect on our current and future prospects.

Similarly, one of these national carriers could reduce their own retail pricing, with no corresponding reduction in their wholesale pricing, which could create a situation where a reseller is unable to make enough profit to sustain operations.

We may be unable to meet our current or future obligations or to adequately develop existing or future opportunities if we cannot raise sufficient capital. If we are unable to obtain any required capital for an extended period of time, we may be forced to discontinue or curtail our business operations and we may fail.

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

We face risks relating to Cyberattacks.

Our business operations are dependent upon secure information technology systems and telecommunications networks. Breaches of these systems and networks through cyberattack or other unauthorized access may have numerous negative effects on our business, including lost sales and damage to customer relationships; disruptions on our operations; reputational harm and negative publicity; lost trust from our customers, partners and employees; lawsuits resulting from the compromise of sensitive customer or employee information; costs of mitigation; and remediation and security enhancement expenses. See Part I, Item 1C, below.

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

Further, if we fail to retain our key personnel or to attract, retain and motivate other qualified employees, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key employees could harm our business. We may be unable to retain our employees or to attract, assimilate and retain other highly qualified employees who could migrate to other employers who may offer competitive or superior compensation packages.

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

Our reliance on information management and transaction systems to operate our business exposes us to cyber incidents and hacking of our sensitive information if our outsourced service providers experiences a security breach.

Effective information security internal controls are necessary for us to protect our sensitive information from illegal activities and unauthorized disclosure, in addition to preventing service attacks and corruption of our data. Further, we rely on the information security internal controls maintained by our outsourced service providers. Breaches of our information management system could also adversely affect our business reputation. Finally, significant information system disruptions could adversely affect our ability to effectively manage operations or reliably report results. Cyberattacks against companies have occurred and will continue to occur and have increased in frequency, scope and potential harm in recent years. While, to date, we have not been subject to cyberattacks, that, individually or in the aggregate, have been material to our operations, the preventative actions we take to reduce the risks associated with cyberattacks may be insufficient to stop or mitigate the effects of a cyberattack in the future. See Part I, Item 1C, Cybersecurity.

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

The occurrence of any of the foregoing could result in claims for consequential and other damages, significant repair and recovery expenses and extensive customer losses and otherwise have a material adverse effect on our business, financial condition and results of operations. See Part I, Item 1C, Cybersecurity.

Our business operations could be impacted by public health crises.

We are subject to risks related to public health crises, such as the 2020 COVID-19 pandemic, which impacted our operations. Actions taken around the world to help mitigate the spread of the coronavirus included restrictions on travel and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical areas in which we operate. While it is unknown how long these conditions will last and what the complete financial affect will be on us, to date, and as a result of actions taken by management to mitigate a material impact to our financial statements or our operational results, we are not currently experiencing a material impact to our financial statements or our results of operations; however, a pandemic typically results in social distancing, travel bans and quarantines, which may result in limited access to our facilities, customers, management, support staff and professional advisors.  These, in turn, may not only impact our operations, financial condition and demand for our services, but our overall ability to react timely to mitigate the impact of this event. Given our small staff, if a key member of our team were disabled by COVID-19 or some other similar crisis, it could have a material negative impact on our business. Also, it may substantially hamper our efforts to provide our investors with timely information and to comply with our filing obligations under the Exchange Act with the SEC. If any pandemic were to last a prolonged period of time, we could see a decline in revenue due to the closure of customer businesses, which could then impact our ability to pay our short-term debts. Our concentration of revenue from a small group of Apeiron Systems’ customers makes it reasonably possible that we are vulnerable to the risk of a long-term severe impact. Our dependence on certain suppliers to provide equipment to be distributed or sold to our customers could also be impacted if inventory shortages occur due to import or export restrictions resulting from any pandemic.

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

Economic, political and market conditions may adversely affect our business, financial condition and operating results.

Our business, financial condition and operating results are sensitive to changes in general economic conditions, including interest rates, consumer credit conditions, consumer debt levels, consumer confidence, unemployment rates, economic growth, energy costs, rates of inflation (or concerns about deflation), supply chain disruptions, impacts of current geopolitical conflict or instability, such as the Ukraine-Russia and Israel-Hamas wars, and further escalations thereof, and other macroeconomic factors.

These unfavorable economic conditions may lead to decreased demand for our products or services in the future, especially by our lower-income customers, which would have a negative effect on our business and results of operations.  In particular, inflation could affect the price of equipment for the services provided in our Lifeline Program. Ongoing global conflicts and sanctions could lead to higher prices for commodities used in the production of telephones and other technologies used in the global telecommunications industry, which may result in decreased demand for our products and services. To the extent that we are unable to increase the prices of our goods and services in response to increased costs, our operating margins will be compressed.

Supply chain disruptions could adversely affect our business.

Supply chain dislocations resulting from global geopolitical and public health issues such as the Ukraine-Russia and Israel-Hamas wars, any resurgence in the COVID-19 health crises and other causes may have a material adverse impact on our business and results of operations. Such disruptions may increase our costs of doing business, including significant increases in the price of our products and their components and materials and the related costs of shipment, including equipment used in the Lifeline Program. Supply chain disruptions may also adversely affect our access to suppliers, manufacturers, customers and vendors and may impair our ability to perform contracted services. Delays in our ability to meet our obligations as a result of supply chain issues may negatively affect our reputation, our relationships with customers and our ability to deliver products and services.

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

Regardless of whether we have superior products, many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven or in the early stage of its development. In addition, our existing and potential future competitors may be able to use their extensive resources:

•	to develop and deploy new products and services more quickly and effectively than we can;

•	to develop, improve and expand their platforms and related infrastructures more quickly than we can;

•	to reduce costs, particularly hardware costs, because of discounts associated with large volume purchases and longer-term relationships and commitments;

•	to offer less expensive products, technologies, platforms and services as a result of a lower cost structure, greater capital reserves or otherwise;

•	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

•	to take advantage of acquisition and other opportunities more readily; and

•	to devote greater resources to the marketing and sales of their products, technology, platform and services.

If we are unable to compete effectively in our various markets, or if competitive pressures place downward pressure on the prices at which we offer our products and services, our business, financial condition and results of operations may suffer, and our business may fail.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public “reporting company” in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, rules and regulations, including compliance obligations under the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited and reviewed financial statements in reports filed with the SEC, along with required communications with our shareholders, are substantial. We have incurred and expect to continue to incur costs associated with continuing as a public company, including, but not limited to, legal, accounting, filing and other related costs and expenses. Failure to comply with the applicable securities laws could result in private or governmental legal action against us or our officers and directors, which could have a detrimental impact on our business and financial condition, the value of our common stock and the ability of our shareholders to resell their common stock.

We do not intend to pay dividends on our common stock for the foreseeable future.

All future revenues are anticipated to be utilized for research, development and the furtherance of our business plan and our technologies, products, services and platform, and accordingly, it is highly unlikely that shareholders will receive any dividends from us in the near future, if ever.

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

Additionally, if we do not timely file our reports required to be filed with the SEC under the Exchange Act, broker-dealers may not be able or willing to trade our common stock, and the OTC Markets will post adverse warnings on its website about such failures, which, unless such failures are corrected by us, could have an additional adverse impact on the viability of any “established trading market” that may develop for our common stock. Other adverse warnings of the OTC Markets under their current and future policies could similarly have an adverse effect on any market for our common stock, and there is no assurance that we will be able to satisfy comments or concerns of the OTC Markets, if any are expressed.

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

As of the date of this Annual Report, D. Sean McEwen, our Chairman and Chief Executive Officer, beneficially owns approximately 38% of our issued and outstanding shares of common voting stock by reason of his personal holdings. This percentage includes certain vested non-compensatory stock options which he owns and that can be exercised within sixty (60) days of the date of this Annual Report, all of which options are described under the caption “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12 hereof. As a result, Mr. McEwen may have the ability to substantially control the election of our board of directors, the outcome of issues requiring approval by our shareholders and other corporate actions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other shareholders; and could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock, whether by making a tender offer or attempting to obtain control of our Company. Also see the caption “Executive Compensation” of Part III, Item 11 hereof.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.   CYBERSECURITY

We face significant and persistent cybersecurity risks due primarily to: the substantial level of harm that could occur to us and our customers were we to suffer impacts of a material cybersecurity incident; and our use of third-party products, services and components. We are committed to maintaining strong governance and oversight of these risks and to implementing mechanisms, controls, technologies and processes designed to help us assess, identify and manage these risks. While we have not, as of the date of this Annual Report, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate unauthorized attempts and attacks against our network, products and services, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats.

We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies and other processes to assess, identify and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is assessed periodically by independent third parties. We have processes in place to assess, identify, manage and address material cybersecurity threats and incidents. These include, among other things: annual and ongoing security awareness training for employees; mechanisms to detect and monitor unusual network activity; and containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our business, and have processes to assess those issues for potential cybersecurity impact or risk. We also have a process in place to manage cybersecurity risks associated with third-party service providers. We impose security requirements upon our suppliers, including maintaining an effective security management program and abiding by information handling and asset management requirements. We have an escalation process in place to inform senior management and the Board of Directors of these material issues.

ITEM 2.  PROPERTIES

We do not own any property.

We have leases on the following properties:

On December 18, 2020, we entered into a lease of an office suite in Plano, TX, which commenced on January 25, 2021. Lease payments were deferred until May 1, 2021. Beginning on May 1, 2021, lease payments are $3,650 per month for the twelve (12) month period ended April 30, 2022; $3,735 per month for the twelve (12) month period ended April 30, 2023; and $3,819 per month for the twelve (12) month period ending April 30, 2024. The lease term is for five (5) years.

Through our wholly owned subsidiary, IM Telecom, we have leases on the following properties:

Our Tulsa, Oklahoma distribution center, consisting of approximately 2,466 square feet, is under a three (3) year lease that commenced on August 1, 2022. Monthly lease payments for this property are $2,356 per month for the twelve (12) month period ended July 31, 2023; and $2,415 per month for the twelve (12) month period ending July 31, 2024.

Our customer service center is in Atmore, Alabama, and consists of approximately 1,766 square feet. This lease commenced on June 1, 2022, and terminates on June 1, 2025. Monthly lease payments for this property are $2,121 per month.

Through our wholly owned subsidiary, Apeiron Systems, we have a lease at the following property:

Our Johnstown, Pennsylvania office, consisting of approximately 6,900 square feet, is under a lease that commenced on September 1, 2022, and expires on August 31, 2030. Monthly lease payments for this property are $4,500 per month.

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

Our common stock that can be acquired under vested and exercised incentive stock options that we have granted may also have an impact on any public trading market in our common stock. The shares underlying our 2018 Incentive Stock Option Plan have been registered with the SEC on Form S-8. See the heading “Outstanding Equity Awards” of the caption “Executive Compensation” in Part III, Item 11 hereof, for a description of all of our outstanding incentive stock options.

Also, see the heading “Risks Related to Our Common Stock” of the caption “Risk Factors” in Part I, Item 1A hereof.

The following table sets forth, for the periods indicated over the last two (2) years, the high and low closing prices during each period, as reported by the OTC Markets and OTCQB Markets, and represents prices between dealers that do not include retail markups, markdowns or commissions and may not represent actual transactions:

	For the Years Ended December 31,
	2023		2022
	High	Low	High	Low
First Quarter	$1.14	$0.58	$1.59	$0.75
Second Quarter	$0.84	$0.44	$1.64	$0.77
Third Quarter	$1.18	$0.55	$1.75	$1.10
Fourth Quarter	$1.01	$0.58	$1.31	$1.03

These prices were obtained from OTC Markets and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Rule 144

The following is a summary of the current requirements of Rule 144, including issues related to companies that are or have ever been a “shell company,” which includes the Company:

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

Holders

We currently have 555 active shareholders of record as of December 31, 2023, not including an indeterminate number of shareholders who may hold their shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

With the exception of the purchase of 750,000 shares of our common stock in the year ended December 31, 2023, pursuant to the exercise of certain non-compensatory stock options acquired by our Chairman and CEO, D. Sean McEwen, in 2017, at an exercise price of $0.22 per share, there have been no sales by us of any unregistered securities during the past two (2) years ended December 31, 2023, and 2022. The exercise price of these stock options was paid from accrued salary owed to Mr. McEwen.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

None; not applicable.

ITEM 6:  [RESERVED]

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, operating results and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed at the forepart of this Annual Report under the heading “Forward-Looking Statements” on page 2 hereof, and further, below, under “Trends and Uncertainties.”

Overview of Current and Planned Business Operations

We continue to pursue market opportunities for the distribution of our current products and services described in our “Principal Products or Services and their Markets” summary contained on page 7 of this Annual Report. In addition, we continue to pursue expanded market distribution opportunities, development of new products and services, the addition of new lines of business and accretive acquisition opportunities that may enhance or expand our current product and service offerings.

Comparison of the Year Ended December 31, 2023, to the Year ended December 31, 2022

Results of Operations

In comparing our Statements of Operations between the years ended December 31, 2023, and 2022, we had declines in revenue, costs of revenue, operating expenses and lower net income.

For the year ended December 31, 2023, we had $18,223,745 in revenues from operations compared to $20,023,340 in the prior year ended December 31, 2022, for a total revenue decrease of ($1,799,595) in 2023. The decrease in 2023 revenue was due to fewer activations within our Mobile Services segment. Influencing factors of this decline in revenue were partially the result of the replacement of the EBB program (which had temporarily higher reimbursements) with the ACP program in March, 2022, which reduced government subsidized revenues, as well our change in strategy in late 2022 to focus on the IM Telecom sales in the eleven (11) Lifeline states, which suspended growth in early 2023, resulting in future period revenue decreases.

For the year ended December 31, 2023, our cost of revenue was $14,850,105 compared to $15,033,733 in the prior year ended December 31, 2022, for a cost of revenue decrease of ($183,628) in 2023. Our cost of revenue decrease was the result of delivering fewer devices to subscribers, which reduced the costs of devices, network and compensation.

For the year ended December 31, 2023, we had gross profit of $3,373,640 compared to $4,989,607 in the prior year ended December 31, 2022, for a gross profit decrease of ($1,615,967) in 2023. This decline was partially due to reduced activations within our Mobile Services segment, as well as in early 2022, we received higher per activation claims on government subsidies through the EBB program, which was replaced with the ACP program in March, 2022. In late 2022, we changed strategy towards higher ARPU locations, which required temporary suspensions in activity as selling teams relocated. Additionally, we required an OSS/BSS system change to accommodate growth of new sales activity, which caused a pause in growth during this implementation. During lower or reduced activity periods, we had temporary improvements in profit, as compared with high growth activity periods, where our business is required to recognize up-front costs and show reduced or negative profits. Because of these factors, swings in profit occur depending on the level of activations.

For the year ended December 31, 2023, total operating expenses were $6,494,243 compared to $7,544,292 in the prior year ended December 31, 2022, for a decrease of ($1,050,049) in 2023. This decrease was due primarily to lower payroll and related expenses resulting from a reduction in staff.

For the year ended December 31, 2023, other income (expense) was ($820,224) compared to ($397,675) in the prior year ended December 31, 2022. This increase is due primarily to interest expense related to our CCUR Loan.

For the year ended December 31, 2023, we had a net loss of ($3,940,827) compared to a net loss of ($2,952,360) in the prior year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had $777,103 in cash and cash equivalents on hand.

Our ability to continue as a business is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve (12) months with revenues from operations, cash on hand and the use of financing available to the business.

In comparing liquidity between the years ending December 31, 2023, and 2022, cash decreased by 62%. The decrease was primarily the result of growth in our mobile services sector, which requires up-front expenditures to acquire consumers. Total liabilities increased by 57% in 2023 when compared to 2022, as a result of the CCUR Loan delayed draw received in 2023, and the device financing from ACP Finance, which was also established in 2023. We had a working capital deficit of ($3,859,200) for the year ended December 31, 2023, primarily resulting from the addition of the CCUR Loan delayed draw and the financing of devices through ACP Finance. In January 2024, and as noted under the heading “Events Subsequent to December 31, 2023” in Part I, Item I, Business, the CCUR Loan and the outstanding obligations to ACP Finance, were fully paid off with proceeds from the sale of IM Telecom, which is discussed under that heading.

Our current ratio (current assets divided by current liabilities) was .48 as of December 31, 2023, and .92 as of December 31, 2022.

Cash Flow from Operations

During the year ended December 31, 2023, and the year ended December 31, 2022, cash flow used in operating activities was $(1,792,032) and $(1,821,869), respectively. Cash flows used in operating activities were mainly impacted by the Company’s net loss and higher inventory due to end of year device purchases.

Cash Flows from Investing Activities

During the year ended December 31, 2023, and the year ended December 31, 2022, cash flow provided by investing activities was $0 and $10,000, respectively. The cash provided by investing activities during 2022 was the result of the sale of assets.

Cash Flows from Financing Activities

During the year ended December 31, 2023, and the year ended December 31, 2022, cash flow provided by financing activities was $513,501 and $2,934,718, respectively. In 2023, cash flow generated from financing activities consisted of $554,750 cash received from short-term notes payable ($132,000), cash used for payment of loan origination costs and $90,751 cash received from stock option exercises. In 2022, cash flow generated from financing activities consisted of $3,150,000 cash received from short-term notes payable; ($173,532) cash used for payment of loan origination costs; ($150,000) cash used for repayment of notes payable; and $108,250 cash received from the exercise of incentive stock options.

Going Concern

We generated a net loss of ($3,940,827) during the year ended December 31, 2023 and we had a net loss of ($2,952,360) in 2022. The Company had a net change in cash of ($1,278,531) and $1,112,849 in 2023, and 2022, respectively. The accumulated deficit as of December 31, 2023, was ($12,238,691).

The Company sourced short-term financing in June, 2022, of $3,150,000. In June, 2023, the Company agreed to additional financing with CCUR, up to an additional $2,000,000 in delayed draw allocations. As of June, 2023, we had received an initial delayed draw in the amount of $500,000 to help facilitate our growing Mobile Services segment and support higher customer acquisition costs (sales). In late 2023, we secured additional device financing through ACP Finance (up to $5M), to further provide for growth and which also afforded repayment of device costs over an extended timeframe. All outstanding liabilities owing under the foregoing arrangements were paid in full on the Initial Closing Date of the Excess Purchase Agreement. See heading “Events Subsequent to December 31, 2023” in Part I, Item I, Business, hereof. ACP Finance remains available to us as a growth financing partner, under prior terms, and provides continuing growth financing for our mobile services segment.

Our business added distribution partners to higher profit states in 2023, and started to show higher growth in the second half of the year. High growth phases require immediate expense recognition and as a result, management expects net operating losses during these growth periods.

We are one of only a few businesses to hold a national ETC license, which provides us with additive reimbursement rates within the states we operate. At the end of 2023, we held eleven (11) state licenses. This coverage area gives us additional reimbursements on claims, and we believe also increases the value of our ETC license within the marketplace. As a result of the Company’s ability to access additional financing and due to the significance of our ETC license, we have ameliorated any substantial going concern doubt.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements could include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

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

Fair Value of Financial Instruments and Fair Value Measurements

We measure financial assets and liabilities in accordance with generally accepted accounting principles. For certain of our financial instruments, including cash, accounts payable, accrued expenses, escrow liability and short-term loans the carrying amounts approximate fair value due to their short maturities.

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

Leases

In February, 2016, the FASB updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing, and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement, and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. We adopted the updated guidance on January 1, 2019, on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the updated guidance. In addition, as permitted under the transition guidance within the new standard, prior scoping and classification conclusions were carried forward for leases existing as of the adoption date.

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

We distribute government subsidized mobile services through Master Agents. As part of the distribution process, we deliver mobile phones and/or tablets (devices) to our Master Agents, who then are responsible to subscribe qualifying consumers under a government sponsored program (ACP and/or Lifeline). In most cases, devices that have been delivered to our Master Agents are subscribed to and activated by qualifying consumers within sixty (60) days, at which point we would receive a subsidy from a governing body (USAC or certain states) and recognize revenue. Once a device is activated, and the intended service provided under the government program is deemed to have occurred, the program revenue is recognized, the expense is recognized, and the device is removed from inventory.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. We had no liability for uncertain tax positions as of December 31, 2023, and 2022. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. We do not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2023, and 2022.

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

December 31, 2023, and 2022

(This space intentionally left blank)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of KonaTel, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KonaTel, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Valuation of Stock Based Compensation

Description of the Matter:

As discussed in Note 10 to the consolidated financial statements, the Company offers stock option awards that involve complex accounting estimates. Management evaluates the stock option awards in accordance with ASC Topic 718, “Compensation-Stock Compensation” and uses the Black Scholes Model to value the stock option awards. This model requires management to make assumptions, use judgment, and can be complex.

How We Addressed the Matter in Our Audit

We gained an understanding of management’s processes and methodology to develop the estimates. We reviewed the underlying option agreements. We evaluated management’s selection of a valuation method, tested the inputs used in the valuation method (Black-Scholes) calculation by agreeing terms of the underlying agreements and market information to third-party sites, and recalculated the value of the options. We also evaluated the adequacy of the disclosures related to these fair value measurements.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 1, 2024

PCAOB #457

We have served as the Company’s auditor since 2019.

KONATEL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash and Cash Equivalents	$777,103	$2,055,634
Accounts Receivable, Net	1,496,799	1,510,118
Inventory, Net	1,229,770	526,337
Prepaid Expenses	129,706	61,241
Other Current Assets	—	164
Total Current Assets	3,633,378	4,153,494

Property and Equipment, Net	24,184	36,536

Other Assets
Intangible Assets, Net	634,251	634,251
Right of Use Asset	443,328	553,686
Other Assets	74,543	73,883
Total Other Assets	1,152,122	1,261,820
Total Assets	$4,809,684	$5,451,850

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$3,709,691	$1,348,931
Loans Payable, Net of Loan Fees	3,655,171	3,070,947
Right of Use Operating Lease Obligation - Current	127,716	118,382
Total Current Liabilities	7,492,578	4,538,260

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	330,511	458,227
Total Long Term Liabilities	330,511	458,227
Total Liabilities	7,823,089	4,996,487
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 43,145,720 outstanding and issued at December 31, 2023 and 42,240,406 outstanding and issued at December 31, 2022	43,146	42,240
Additional Paid In Capital	9,182,140	8,710,987
Accumulated Deficit	(12,238,691)	(8,297,864)
Total Stockholders’ Equity	(3,013,405)	455,363
Total Liabilities and Stockholders’ Equity	$4,809,684	$5,451,850

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2023	2022
Revenue	$18,223,745	$20,023,340
Cost of Revenue	14,850,105	15,033,733
Gross Profit	3,373,640	4,989,607

Operating Expenses
Payroll and Related Expenses	3,995,698	4,974,989
Operating and Maintenance	5,804	8,129
Bad Debt	215	29,133
Professional and Other Expenses	1,526,947	1,509,269
Utilities and Facilities	191,556	206,380
Depreciation and Amortization	12,352	12,352
General and Administrative	155,734	300,042
Marketing and Advertising	154,533	106,402
Application Development Costs	138,600	146,400
Taxes and Insurance	312,804	251,196
Total Operating Expenses	6,494,243	7,544,292

Operating Loss	(3,120,603)	(2,554,685)

Other Income and Expense
Interest Expense	(820,254)	(399,031)
Other Income/(Expense), net	30	1,356
Total Other Income and Expenses	(820,224)	(397,675)

Net Loss	$(3,940,827)	$(2,952,360)

Loss per Share
Basic	$(0.09)	$(0.07)
Diluted	$(0.09)	$(0.07)
Weighted Average Outstanding Shares
Basic	42,773,269	41,863,283
Diluted	42,773,269	41,863,283

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2022	41,615,406	$41,615	$7,911,224	$(5,345,504)	$2,607,335
Exercised Stock Options	625,000	625	107,625	—	108,250
Stock Based Compensation	—	—	692,138	—	692,138
Net Loss	—	—	—	(2,952,360)	(2,952,360)

Balances as of December 31, 2022	42,240,406	$42,240	$8,710,987	$(8,297,864)	$455,363
Exercised Stock Options	905,314	906	213,596	—	214,502
Stock Based Compensation	—	—	257,557	—	257,557
Net Loss	—	—	—	(3,940,827)	(3,940,827)

Balances as of December 31, 2023	43,145,720	$43,146	$9,182,140	$(12,238,691)	$(3,013,405)

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(3,940,827)	$(2,952,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	12,352	12,352
Loan Origination Cost Amortization	161,474	94,478
Bad Debt	215	29,133
Stock-based Compensation	257,557	692,138
Non-Compensatory Stock Options Exercised	123,750	—
Change in Right of Use Asset	110,358	(83,612)
Change in Lease Liability	(118,382)	92,941

Changes in Operating Assets and Liabilities:
Accounts Receivable	13,104	(264,564)
Inventory	(703,433)	40,502
Prepaid Expenses	(68,465)	98,640
Accounts Payable and Accrued Expenses	2,360,760	418,483
Other Assets	(495)	—
Net cash used in operating activities	(1,792,032)	(1,821,869)

Cash Flows from Investing Activities
Sale of Assets	—	10,000
Net cash provided by investing activities	—	10,000

Cash Flows from Financing Activities
Proceeds from short-term note payable	554,750	3,150,000
Loan origination cost	(132,000)	(173,532)
Repayments of amounts of Notes Payable	—	(150,000)
Cash received from Stock Options Exercised	90,751	108,250
Net cash provided by financing activities	513,501	2,934,718

Net Change in Cash	(1,278,531)	1,122,849
Cash - Beginning of Year	2,055,634	932,785
Cash - End of Period	$777,103	$2,055,634

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$419,525	$3,099
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$472,974

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

On January 31, 2019, we acquired IM Telecom, an Oklahoma limited liability company, d/b/a Infiniti Mobile, (“IM Telecom” or “Infiniti Mobile”), which became our wholly owned subsidiary. Infiniti Mobile is an FCC licensed ETC (“Eligible Telecommunications Carrier”) and is one of nineteen (19) FCC licensed carriers to hold an FCC approved Lifeline Compliance Plan in the United States. Under the Lifeline program, Infiniti Mobile is currently authorized to provide government subsidized mobile telecommunications services to eligible low-income Americans currently in eleven (11) states.

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

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2023, and 2022, include the Company and its three (3) wholly owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems, and IM Telecom. All significant intercompany transactions are eliminated.

Cash and Cash Equivalents

Cash and Cash Equivalents include cash on hand and all short-term investments with maturities of three months or less.

Trade Accounts Receivable

The Company accounts for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. The Company does not accrue interest and does not require collateral on any of its trade receivables. Net receivables from transactions with customers were $1,496,799 and $1,510,118 as of December 31, 2023 and December 31, 2022, respectively.

Allowance for Doubtful Receivables

The allowance for doubtful receivables is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews our accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of December 31, 2023, and 2022, management has determined that no allowance for doubtful receivables is necessary.

Inventory

Inventory consists primarily of the cost of cellular phones and tablets. Inventory is reported at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. As of December 31, 2023, total inventory owned by the Company was $1,229,770.

Due to rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists. As of December 31, 2023, and 2022, the allowance for inventory obsolescence was $0.

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

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of December 31, 2023, and 2022.

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2023, intangible assets include our ETC License.

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

The Company held $0 in collateral deposits from various sub-reseller customers at December 31, 2023, and 2022, respectively.

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

Leases

In February 2016, the FASB updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. See NOTE 5.

Upon adoption, we recorded $151,471 for operating lease assets and liabilities, which includes the impact of fair value adjustments, prepaid and deferred rent. As of December 31, 2023, and December 31, 2022, our operating lease liabilities were $458,227 and $576,609, respectively.

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

We distribute government subsidized mobile services through Master Agents. As part of the distribution process, we deliver mobile phones and/or tablets (devices) to our Master Agents, who then are responsible to subscribe qualifying consumers under a government sponsored program (ACP and/or Lifeline). In most cases, devices that have been delivered to our Master Agents are subscribed to and activated by qualifying consumers within sixty (60) days, at which point we would receive a subsidy from a governing body (the “Universal Service Administrative Company” or “USAC” or certain states) and recognize revenue. Once a device is activated, and the intended service provided under the government program is deemed to have occurred, the program revenue is recognized, the expense is recognized, and the device is removed from inventory.

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

Advertising/Marketing

Costs for advertising/marketing of products and services, as well as other promotional and sponsorship costs, are charged to selling, general and administrative expense in the periods in which they are incurred. Advertising/marketing expense was $154,533 and $106,402 for 2023, and 2022, respectively. The increase in advertising/marketing costs was a result of the expansion of the marketing for Infiniti Mobile throughout our independent agent footprint.

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

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the years ended December 31, 2023, and 2022, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of December 31, 2023, there were potentially 1,981,926 dilutive shares.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Years Ended December 31,
	2023	2022
Numerator
Net Loss	$(3,940,827)	$(2,952,360)

Denominator
Weighted-average common shares outstanding	42,773,269	41,863,283
Dilutive impact of stock options	—	—
Weighted-average common shares outstanding, diluted	42,773,269	41,863,283

Net income per common share
Basic	$(0.09)	$(0.07)
Diluted	$(0.09)	$(0.07)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of December 31, 2023, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amounts of $1,024,308 or 68.5% and $283,536 or 19.0%. It should be noted that the largest customer is the federal government, as administered by USAC, under the authority of the FCC). As of December 31, 2022, the Company had a significant concentration of receivables from two (2) customers in the amounts of $859,334 or 57.0% and $255,136 or 16.9%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the year ended December 31, 2023, the Company had two (2) customers that accounted for $10,492,430 or 57.6% and $3,000,498 or 16.5% of revenue, respectively. For the year ended December 31, 2022, the Company had two (2) customers that accounted for $12,852,384 or 64.2% and $3,431,875 or 17.1% of revenue, respectively. The loss of a major customer would have a negative impact on the Company, and would subsequently require the Company to make significant changes to reduce expenses. It should be noted that the largest customer is the federal government, as administered by USAC under the authority of the FCC, as part of our participation in the federal Lifeline and ACP programs.

Effect of Recent Accounting Pronouncements

The Company has evaluated all other recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statement.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards, cell phones and tablets, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility, and is reviewed for obsolescence and counted for accuracy with distributors. At December 31, 2023, and December 31, 2022, the Company had inventory of $1,229,770 and $526,337, respectively.

NOTE 3 – SIGNIFICANT TRANSACTIONS

CCUR Loan ( and Extension)

In 2022, the Company and its wholly owned subsidiary companies entered into a Note Purchase Agreement and related Guarantee and Security Agreement with CCUR Holdings, Inc. (as “Collateral Agent”), and Symbolic Logic, Inc., whereby the Company pledged its assets to secure $3,150,000 in debt financing (the “CCUR Loan”). The term was for a period of twelve (12) months, at an initial interest rate of 15%, with two (2) successive six-month optional extensions. As a condition of securing the CCUR Loan, the Company paid a 3% origination fee, and other legal and closing expenses to the lender in the amount of $153,284, resulting in a net loan balance of $2,984,181. The loan costs of $153,284 and the net loan balance of $2,984,181 were amortized over a 12-month period. The Company incurred an additional $20,248 in legal expense related to the closing, which amount was also amortized over a 12-month period. Proceeds of the CCUR Loan were used to retire the $150,000 SBA “EIDL” Loan and were used in an ongoing capacity to support the acceleration of our mobile services growth strategy.

In 2023, the Company exercised the first draw under the First Amendment to the NPA of $500,000. As part of the First Amendment to NPA, the Company paid $15,000 to CCUR, which was equal to 1.5% of the initial delayed draw, and the initial interest rate established in the NPA was increased by 3%.

ACP Finance

In December 2023, IM Telecom entered into a structured credit, non-dilutive facility with ACP Financing VII, LLC. The facility is used for mobile device purchases in support of our growing mobile services group. Approximately $1,500,000 was immediately available under the terms of the agreement.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(437,427)	(425,075)
Property and equipment, net	$24,184	$36,536

Depreciation expense amounted to $12,352 and $12,352 for the years ended December 31, 2023, and 2022, respectively. Depreciation expense is included as a component of operating expenses in the accompanying statements of operations.

NOTE 5 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. The Right-of-Use Assets were $443,328 and $553,686 in 2023 and 2022, respectively.

The Company has right-of-use assets through leases of properties under non-cancelable leases. As of December 31, 2023, the Company had four (4) properties with lease terms in excess of one (1) year. Of these four (4) leases, two (2) leases expire in 2025; one (1) lease expires in 2026; and one (1) lease expires in 2030. Lease payables as of December 31, 2023, was $458,227.

Future lease liability payments under the terms of these leases are as follows:

2024	$155,325
2025	$129,543
2026	$65,967
2027	$54,000
2028 and Thereafter	$144,000
Total	$548,835
Less Interest	$90,608
Present value of minimum lease payments	$458,227
Less Current Maturities	$127,716
Long Term Maturities	$330,511

The weighted average term of the right-to-use leases is 60.4 months recorded with a weighted average discount of 6.87%. For the year ended December 31, 2023, total lease expense was $145,485.

NOTE 6 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions:

	December 31,
	2023	2022
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	634,251	634,251
Right of Use Assets - net	443,328	553,686
Intangible Assets net	$1,077,579	$1,187,937

Amortization expense amounted to $0 and $0 for the years ended December 31, 2023, and 2022, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the license granted by the FCC, all intangible assets are fully amortized as of December 31, 2022.

Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of December 31, 2023, and December 31, 2022, was $634,251.

NOTE 7 – LINES OF CREDIT

The Company has no lines of credit as of December 31, 2023.

NOTE 8 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2023, there are no such legal proceedings.

Contract Contingencies

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Regulatory Determination

The Company has no outstanding regulatory determinations as of December 31, 2023.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania related to sales and use tax for the audit period of January 1, 2016, through September 30, 2019. The assessment was in the amount of $115,000, including interest and penalties calculated on sales made inside and outside Pennsylvania. The Company recorded the full amount of this assessment in 2022. The Company appealed the assessment in August, 2021, and at the request of the state, provided additional information to support its appeal. The Company’s position is that Pennsylvania has no sales tax authority to levy and collect sales tax on sales made outside of Pennsylvania. The State of Pennsylvania rejected an appeal by the Company. On November 6, 2023, the Company agreed to a payment plan with the State of Pennsylvania. The Company will pay $5,500 per month, over a twenty-four (24) month period, which commenced in December, 2023.

Letters of Credit

The Company had no outstanding letters of credit as of December 31, 2023.

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

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the year ended December 31, 2023
Revenue	$5,054,210	$13,169,535	$18,223,745
Gross Profit	$1,397,711	$1,975,929	$3,373,640
Depreciation and amortization	$11,944	$408	$12,352
Additions to property and equipment	$—	$—	$—

For the year ended December 31, 2022
Revenue	$5,567,308	$14,456,032	$20,023,340
Gross Profit	$1,808,393	$3,181,214	$4,989,607
Depreciation and amortization	$11,944	$408	$12,352
Additions to property and equipment	$—	$—	$—

NOTE 10 – STOCKHOLDERS’ EQUITY

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

In 2023, D. Sean McEwen, the Chairman and CEO of the Company, exercised 750,000 equity stock options for 750,000 shares of common stock at a price of $0.22 per share.

Stock Compensation

The Company offers incentive stock option equity awards to directors and key employees. Options vest in tranches and typically expire in five (5) years. During the year ended December 31, 2023, and 2022, the Company recorded options expense of $257,557 and $692,138, respectively. The option expense not taken as of December 31, 2023, is $1,771,133, with a weighted average term of 3.27 years.

In 2023, 3,245,000 share incentive stock options were granted to two (2) independent members of the Board of Directors and twelve (12) employees. Each independent Board member was granted 25,000 shares in the first and second quarter of 2023, for a total of 50,000 shares each. Three (3) key employees were granted a total of 2,050,000 share options. An independent member of the Board of Directors was granted 750,000 share options, and a total of 345,000 share options were granted among nine (9) employees. During the year ended December 31, 2023, 200,000 shares were exercised by two (2) independent members of the Board of Directors. During the year ended 2023, 700,000 partially vested share options were forfeited by two (2) key employees of the Company. The Aggregate Intrinsic Value is based on the market value of the Company’s common stock of $0.89 on December 31, 2023.

The estimated grant date fair value of stock option grants was calculated using the Black-Scholes-Merton option-pricing model using the following assumptions:

	2023	2022
Weighted average volatility	181.29%	192.71%
Weighted average expected term (years)	5.00	5.00
Risk free interest rate	4.53%	1.90%
Expected dividend yield	—	—

The following table represents incentive stock option activity as of and for the year ended December 31, 2023:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2022	4,405,000	$.59	3.22	$2,260,138
Granted	3,245,000	.86
Exercised	(950,000)	.53
Forfeited	(700,000)
Options Outstanding – December 31, 2023	6,000,000	$.75	3.69	$872,463

Exercisable and Vested, December 31, 2023	641,155	$.50	1.58	$247,547

The following table represents stock option activity as of and for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding: December 31, 2021	4,260,000	$.37	2.25	$5,862,938
Granted	900,000	$1.16
Exercised	(625,000)	.17		920,750
Forfeited	(130,000)
Options Outstanding: December 31, 2022	4,405,000	$.59	3.22	$2,260,138

Exercisable and Vested: December 31, 2022	1,722,041	$.36	1.80	$1,271,653

In 2022, 900,000 share incentive stock options were granted to two (2) independent members of the Board of Directors and two (2) key employees. Each independent Board member was granted 25,000 shares per quarter of service in 2022, for a total of 100,000 shares each. The key employees were granted 700,000 share options as part of their employment agreements. During the year ended December 31, 2022, 625,000 shares were exercised by three (3) former employees of the Company, who received these options as part of their employment agreements. During 2022, 130,000 share options were forfeited, of which 50,000 options were forfeited by an independent consultant, and 80,000 options were forfeited by two (2) former employees of the Company. The Aggregate Intrinsic Value is based on the market value of the Company’s common stock of $1.10 on December 31, 2022.

NOTE 11 – INCOME TAX

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

The significant components of net deferred tax assets (liabilities) were as follows at December 31, 2023, and 2022:

	December 31,
	2023	2022
Net operating losses	$1,657,095	$850,050
Depreciation and amortization	(14,128)	3,716
Stock option expense	304,978	324,528
Valuation allowance	(1,947,945)	(1,178,294)
Net Deferred Tax Asset	$—	$—

As of December 31, 2023, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next twelve (12) months. A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2023, and 2022 is set forth below:

	For the Year Ended
	December 31,
	2023	2022
Tax at statutory federal rate	$(850,623)	$(619,996)
Non-deductible expenses and other	—	—
Change in valuation allowance	850,623	619,996
Benefit from income taxes	$—	$—

As of December 31, 2023, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately ($7,890,930). This carryforward is available to offset future taxable income, if any, and will expire, if not used, from 2037 through 2042. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company. The Company’s U.S. federal tax return, constituting the return of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2019. During the years ended December 31, 2023, and 2022, the Company did not incur interest and penalties.

Expiration	NOL Amount
2037	$759,300
2038	$463,895
2039	$484,495
2040	$87,181
2041	$2,045,473
2042	$4,050,586
$7,890,930

 NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and except for the following, no material subsequent events have occurred:

Excess Telecom Sale of IM Telecom

On January 22, 2024 (the “Effective Date”), the Company and IM Telecom entered into a Membership Interest Purchase Agreement (the “Excess Purchase Agreement”) with Excess Telecom, Inc., a Nevada corporation (“Excess”), pursuant to which we conveyed 49% of our Membership Interest in IM Telecom to Excess on the “Initial Closing Date” in consideration of the sum of $10,000,000, and will convey the remaining 51% of the Membership Interest in IM Telecom to Excess for the sum of $100.00 on the Final Closing. The Final Closing is conditioned upon obtaining the necessary federal and state governmental approvals for a change in control of IM Telecom (the “Approvals”), among other customary closing conditions. If on or before December 31, 2024, the ACP Connectivity Program is renewed by the United States Congress for a duration of greater than four (4) months (the “ACP Renewal Condition”), Excess will pay the Company an additional sum of $5,000,000 (the “ACP Renewal Earnout). The parties also entered into a Management Services Agreement governing the management of the business of IM Telecom to be effective until the earlier of the Final Closing or ninety-nine (99) years, and whereby IM Telecom and Excess will be managing IM Telecom until final regulatory approval; and a Master Distribution Agreement whereby the Company, doing business as “Infiniti Mobile,” a tradename of IM Telecom that was excluded from the Excess Purchase Agreement, will be a master distributor of IM Telecom’s wireless services, products, Lifeline services, ACP services to potential customers and such other ancillary services relating to Lifeline and ACP services offered to the Company’s customers under the Licenses held by IM Telecom (the “Services”), the term of which will commence upon the Final Closing and continue for a period of not less than ten (10) years. The current employees of IM Telecom will novate to employees of Company under these agreements.

The CCUR Loan and the total liability of Company under the ACP Financing Installment Sale Agreement, which are referenced above in NOTE 3, were paid in full on the Initial Closing Date of the Excess Purchase Agreement. The total payoff amount for the CCUR Loan was $3,681,660, inclusive of unpaid interest and legal fees. The total payoff amount under the ACP Finance

Installment Sale Agreement was $1,462,345. These respective payments eliminated all of the Company’s long-term debt. Additional information about the Excess Purchase Agreement and related agreements is contained in the Company’s 8-K Current Report dated April 6, 2023, and filed with the SEC on April 17, 2023.

Extension of Agreement to Acquire Wireless Carrier

On January 24, 2023, the Company entered into a non-material purchase agreement to acquire 100% of the membership interest of Tempo Telecom, LLC, a Georgia limited liability company and Eligible Telecommunications Carrier (“ETC”), pending FCC approval. Additionally, the Company has assigned its rights under the purchase agreement to Insight Mobile, Inc., a Delaware corporation, subject to various conditions of closing. If all conditions are timely satisfied, including the required FCC approval, this transaction will be materially beneficial to the Company and will not involve any dilution to the Company’s shareholders. Additional information about this assignment of the Company’s rights to the referenced purchase agreement is contained in the 8-K Current Report of the Company dated April 6, 2023, and filed with the SEC on April 17, 2023.

On January 23, 2024, the Company exercised its rights under the aforementioned assigned agreement, seeking an extension of 180 days for closing or such longer period as may be required to satisfy the required Governmental Approvals to closing.

Affordable Connectivity Program (ACP) Wind Down

On February 7, 2024 the FCC announced that the Affordable Connectivity Program would stop accepting new enrollments and stated the last fully funded month for the program is April, 2024. All consumers in the program as of this enrollment freeze date will receive their benefit until the program ends unless Congress votes to extend the program.

Under IM Telecom’s national ETC license, the Company will continue to enroll and provide services to qualifying consumers in the FCC Lifeline program. The Lifeline program is a separate program under the FCC, and remains committed and viable in support of providing affordable communication services for low-income consumers.

Non-Compensatory Stock Option Grant

On March 15, 2024, Mr. McEwen exercised his fifth tranche of 187,500 non-compensatory stock options for 187,500 shares of common stock at a price of $0.22 per share or an aggregate price of $41,250, which shares were issued on March 15, 2024.

Stock Option Grant

On March 27, 2024, we granted 100,000 incentive stock options to an employee who will serve as the Director of Sales for Apeiron Systems at an exercise price of $0.626. These options vest as follows, and they expire on the earlier of March 27, 2029, or ninety (90) days from resignation or termination of employment: 33,333 on March 27, 2024; 33,333 on March 27, 2025; and 33,334 on March 27, 2026.

Change of Tax Year

The Company petitioned the IRS to change our tax period to a calendar tax year to coincide with our financial year.

Additions to our State ETC Designations

As of this date, we have filed for multiple state ETC designations, and have received additional ETC designations in Alabama, Colorado, Michigan, Missouri, Rhode Island, Tennessee, West Virginia, and Wyoming.

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

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2023, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2023, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) determined that the internal controls over financial reporting are effective as of December 31, 2023, and that there are no material weaknesses in the Company’s internal controls over financial reporting as of such date.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2023.

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

ITEM 9B:  OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None, not applicable.

(This space intentionally left blank)

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Since
D. Sean McEwen	62	Chairman and CEO	Dec.-17
Charles D. Griffin	59	President and COO	Jan.-22
Brian R. Riffle	64	Chief Financial Officer	Dec.-17
B. Todd Murcer	54	EVP, Finance and Secretary	Jan.-22
D. Sean McEwen	62	Director	Dec.-17
Robert Beaty	54	Director	Feb.-18
Jeffrey Pearl	60	Director	Oct.-18
Joshua Ploude	47	CEO of Apeiron Systems	Dec.-18
Jason N. Welch	53	President of IM Telecom	Feb.-22

Background and Business Experience

D. Sean McEwen

Mr. McEwen is 62 years of age and founded KonaTel Nevada in 2014, a wireless data and voice service reseller, and currently focuses his efforts exclusively on our current and planned business operations. From 2011 to 2013, Mr. McEwen consulted with multiple international Mobile virtual network operators (“MVNOs”) in the U.S., Peru, Croatia and China. From 2010 to 2011, he served as a founding board member of One Fund, a NYSE listed (NYSE: ONEF) exchange traded fund. One Fund pioneered the “ETF of ETFs” concept, and in 2011, came to the attention of Russell Investments, known for their stock indices (i.e., the Russell 2000). Russell Investments purchased One Fund in 2011. In 2008, Mr. McEwen became a member of the venture/angel investment group, Sierra Angels (www.sierraangels.com) serving on several high-tech due diligence committees and participating in early-stage funding transactions. In early 1983, he co-founded Online Data Corp. Through a series of acquisitions/mergers, this company was eventually renamed “TriTech Software Systems” (www.tritech.com) “TriTech”. From 1983 to 1990, it developed custom strategic software applications for numerous businesses, including E. F. Hutton Life Insurance, Travel Lodge Hotels, Foodmaker (Jack in the Box restaurants), AT&T, UCSD’s Scripps Institute of Oceanography and Visa’s Plus Systems national ATM network.

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

Charles D. Griffin

Mr. Griffin is 59 years of age. Prior to joining us, Mr. Griffin served as Chairman and Chief Executive Officer of Lingo Communications, a provider of IP-based Cloud voice and data solutions, following its merger with Impact Telecom, Inc. (“Impact Telecom”) in 2018. In this role, he led the successful integration of Impact Telecom into Lingo Communications (“Lingo”) under a private equity purchase and facilitated the financing of the transaction in collaboration with a private equity investor.

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

Mr. Griffin ultimately guided Impact Telecom to a successful exit in 2020. Previously, Mr. Griffin served as Chief Executive Officer of Ipath Communications, where he was responsible for building a Class V Broadsoft VoIP network for SMB direct sales distribution with over 5,000 subscribers nationwide. In this role, he also led the successful merger with Impact Telecom. Prior to his time with Ipath, Mr. Griffin served in a number of business development, operations and sales roles where he was involved in product development, sales strategy and distribution and installations, all within the telecommunications industry.

Mr. Griffin graduated with honors in business communications from Metropolitan State University of Colorado.

Brian R. Riffle

Mr. Riffle is 64 years of age and the founder of CFO Strategies LLC of Johnstown, Pennsylvania (“CFO Strategies”), an accounting firm and consulting firm, which he founded in May 2008. CFO Strategies has thirteen (13) employees; approximately 180 small business clients and approximately 650 tax clients. It provides consulting, CFO, accounting, bookkeeping, payroll and tax services, including: CFO for businesses; entire accounting department for businesses; temporary staffing for businesses; complete payroll processing; CFO consulting and small business start-up services; and prepares taxes for corporations, small businesses, non-profits and individuals. Mr. Riffle is the Managing Partner and has extensive experience in various industries, including: Chief Financial Officer, healthcare industry; telecommunications, security, manufacturing and non-profit industries experience; Chief Executive Officer in the financial services industry and healthcare; Assistant Controller in the retail industry; Consultant in non-profit, healthcare and event management arenas; governmental treasurer and board member for over thirty (30) years; and as a masters level college instructor at Mount Aloysius College since 1994. He is also a Certified Public Accountant (May 1987).

B. Todd Murcer

Mr. Murcer is 54 years of age. Prior to joining us, Mr. Murcer served as Executive Vice President, FP&A and Treasury of Lingo Communications, a provider of IP-based Cloud voice and data solutions, following its merger with Impact Telecom, Inc. (“Impact”) in 2018. In this key leadership position, he directed procedures and policies for the financial operations of the business and had responsibility for planning and implementing financial projections and reporting activities for the U.S. and its Canadian subsidiary, Vancouver Telephone Company, Limited. As owner of treasury operations, Mr. Murcer managed the use and sourcing of the company’s cash and banking activities with additional oversight to credit and collections risk management. Mr. Murcer has been in the telecommunication industry for more than 20 years, and got his start with Matrix Telecom, Inc. (“Matrix”), a Platinum Equity portfolio company that ultimately divested to Impact. At Matrix, he helped the company grow annual revenues from $10 million to $400 million, serving in a number of business development and financial roles and leading teams through numerous M&A transactions. Mr. Murcer holds a B.S. in Economics from the University of Oklahoma and an M.S.M. from Boston University’s Brussels Graduate Center.

Robert Beaty

Mr. Beaty is 54 years of age and currently the President of AGS Construction Inc., a premier reconstruction company in the Denver metropolitan area. Previously, he was the founder and CEO of Impact Telecom, a leader in the telecommunications market, which focused on delivering flexible and effective solutions to carriers, businesses and homes. Impact Telecom is comprised of a family of brands all dedicated to innovation, affordability and execution.

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

Mr. Beaty has been appointed the interim President of Sales and Marketing Apeiron Systems for the oversight and growth of VIVA-US Telecommunications, Inc. (“VIVA”). Viva is expected to have substantial growth, potentially in excess of 100,000 cellular customers to Apeiron under its “Mobile Reseller Agreement” with Apeiron dated November 10, 2023, on or before November 29, 2024. Mr. Beaty will provide his services for purpose of expediting the growth curve for the VIVA agreement and other significant growth initiatives.  Also see the “Outstanding Equity Award” Table in Part III, Item 11, below, and specifically, Note (1) thereof.

Jeffrey Pearl

Mr. Pearl is 60 years of age and brings more than thirty-two (32) years of Telecommunications/Cloud Service Provider experience to our Board of Directors. Jeffrey has experience in both the startup environment as well as working inside of some of the larger incumbent players, both privately held as well as publicly traded companies. This experience will assist us in building out our go to market strategy, focusing both on direct sales as well as the alternative channels of distribution. His extensive sales and marketing experience, knowledge of the marketplace and personal connections in the industry are valuable to us at this stage and throughout our evolution.

Mr. Pearl currently is involved in running two (2) companies.

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

Prior to starting and running these two (2) companies, Jeffrey worked at Broadsoft (recently acquired by Cisco) July 2013 to May 2016, where he successfully ran North America Carrier Sales. In this role he cultivated strong relationships with C-Level executives within the major telcos and service providers utilizing BroadSoft in the US. Under his guidance, his organization also pursued new relationships with startups and providers not utilizing BroadSoft. After successfully fulfilling those duties, Jeffrey was next tasked with starting an entirely new division: Channel Acceleration, focusing on some of the largest customers in and outside the US. In this role, Jeffrey and his teams engaged with executives and sales organizations to productively assist in accelerating their efforts around “Go to Market” strategies, sales training and sales assistance in the area of Hosted VoIP and SIP Trunking services. Prior to Broadsoft Jeffrey successfully started, operated and sold two VoIP companies.

Joshua Ploude

Mr. Ploude is 47 years old. He is the President and CEO and Co-Founder of Apeiron Systems, and since 2013, he has been responsible for defining the product vision and operational strategy for Apeiron Systems. He has worked directly with software, hardware and carrier network vendors to oversee the development of Apeiron Systems’ product set; and has also had the responsibility to work with internal software development teams to ensure Apeiron Systems’ software provides the requisite function to support product and operational initiatives.

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

Jason N. Welch

Mr. Welch is 53 years of age, President of IM Telecom. Prior to joining us, Mr. Welch served as Chief Operations Officer of 46 Labs LLC, a provider of SaaS, voice and data solutions servicing large enterprise and communications providers internationally. In this key leadership position, he directed procedures and policies for the operations of the business and had responsibility for service delivery, customer care and vendor management. Prior to joining 46 Labs, Mr. Welch served as Executive Vice President of Impact Telecom, a Lingo Company. In this function, he provided oversight to carrier wholesale sales acquisition, product strategy, account management, agent channel management, vendor management, pricing, routing and business analytics. He successfully managed the growth of the carrier wholesale business unit to $40m+ in annual revenues, processing 18b+ voice minutes annually through hundreds of domestic and international carrier partnerships. Mr. Welch has been in the telecommunication industry for more than 25 years and has successfully served in management roles across companies such as Frontier Communications, Global Crossing, Telco Group Inc., KDDI Global, XO Communication and Impact Telecom.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2023, and based upon a review of the filings contained in the Edgar Archives, all such required reports were believed to be timely filed.

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

Charles D. Griffin, President-8-K Current Report dated January 1, 2022, filed with the SEC January 14, 2022.

B. Todd Murcer, 8-K Current Report dated February 4, 2022, filed with the SEC on February 11, 2022.

Joshua Ploude, President of Apeiron Systems-8-K Current Report dated December 31, 2018, filed with the SEC on December 31, 2018.

Jason N. Welch, President of IM Telecom-8-KA-1 Current Report dated February 4, 2022, filed with the SEC on April 8, 2022.

Summary Compensation Table

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards*	Compensation	Total

D Sean McEwen,	2023	$316,450	$—	$—	$—	$—	$316,450
Chairman and CEO	2022	$316,450	$—	$—	$—	$—	$316,450
Robert Beaty, Director	2023	$12,500	$—	$—	$34,978	$—	$47,478
	2022	$36,000	$—	$—	$122,375	$—	$158,375
Jeffrey Pearl, Director	2023	$12,500	$—	$—	$36,185	$—	$48,685
	2022	$36,000	$—	$—	$126,500	$—	$162,500
Brian R. Riffle,	2023	$—	$—	$—	$—	$20,292	$20,292
Chief Financial Officer	2022	$—	$—	$—	$—	$16,544	$16,544
Charles D. Griffin,	2023	$250,000	$—	$—	$—	$—	$250,000
President and COO	2022	$250,000	$—	$—	$—	$—	$250,000
B. Todd Murcer, Secretary	2023	$225,000	$—	$—	$—	$—	$225,000
and EVP of Finance	2022	$216,250	$—	$—	$—	$—	$216,250
Joshua Ploude, CEO,	2023	$250,000	$—	$—	$—	$—	$250,000
Apeiron Systems	2022	$250,000	$—	$—	$—	$—	$250,000
Jason Welch, President,	2023	$250,000	$—	$—	$—	$—	$250,000
IM Telecom	2022	$225,139	$—	$—	$—	$—	$225,139

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

Charles D. Griffin Employment Agreement

The Griffin Employment Agreement covers customary duties performed by persons serving in the capacities of President and COO, and Mr. Griffin, with the guidance of Mr. McEwen, our Chairman and CEO, will assist in the management and leadership of the Company and is accountable to our CEO; he will also act as a liaison between the Company, our subsidiaries and our CEO. A complete description of his duties is contained in Exhibit A of the Griffin Employment Agreement, which provides, among other customary terms and provisions: (i) a monthly base salary of $20,833.33, along with inclusion in our healthcare plan for employees and spouse, including medical, dental and vision coverage, effective January 1, 2022, and termination can occur on thirty (30) days’ notice by either party; (ii) customary trade secret, non-competition and dispute resolution provisions, among other provisions; and (iii) he shall be paid a twelve (12) month severance compensation package equal to his then current base salary, together with any accrued and untaken vacation, in the event any employment departure is not “for cause” as defined in the Griffin Employment Agreement.

The Employment Agreement has customary termination, trade secret and dispute resolution clauses, among others.

B. Todd Murcer Employment Agreement

On January 24, 2022, we entered into an Employment Agreement with Mr. Murcer (the “Murcer Employment Agreement”), under which Mr. Murcer serves as our Executive Vice President of Finance and Secretary of the Company, with customary duties applicable to these positions, and which are described in Exhibit A thereof. Under the Murcer Employment Agreement, Mr. Murcer will receive the following compensation: $18,750 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his immediate family. The monthly base salary may be increased or decreased from time to time in the sole discretion of the Company, but in no event shall the monthly base salary be less than the amount stated in this section. Mr. Murcer is entitled to paid vacation during each year of his employment in accordance with the Company’s vacation accrual policy as defined by our Company handbook; and he may also receive an annual bonus under the Company’s bonus program established by us and as approved by our Board of Directors each calendar year.

The Murcer Employment Agreement also contained customary termination, trade secret and dispute resolution clauses, among others.

Joshua Ploude Employment Agreement

Effective December 31, 2018, Apeiron and Mr. Ploude executed and delivered a 36-month Employment Agreement under which Mr. Ploude continues to serve as the Chief Executive Officer of Apeiron, with the attendant duties and responsibilities outlined in his Employment Agreement, at a monthly salary of $16,667 (the “Ploude Employment Agreement”). On September 1, 2021, Mr. Ploude’s monthly salary was increased to $20,883.33. The Ploude Employment Agreement has customary provisions regarding trade secrets; a one (1) year covenant not to compete; confidentiality; Apeiron’s continued ownership of intellectual property; a duty to cooperate; free, fully-paid licensing to Apeiron of inventions created by Mr. Ploude that he provides or incorporates into any Employer product or system during his employment with Apeiron; and an assignment of Mr. Ploude’s interest in all relevant intellectual property utilized by Apeiron, among other terms and conditions.

Jason N. Welch Employment Agreement

On February 2, 2022 (effective February 14, 2022), we entered into an Employment Agreement with Mr. Welch (the “Welch Employment Agreement”), under which Mr. Welch served as the President of IM Telecom, with customary duties applicable to this position, and which were described in Exhibit A thereof. Under the Welch Employment Agreement, Mr. Welch will continue to receive the following compensation: $20,833.33 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his immediate family. The monthly base salary may be increased or decreased from time to time in the sole discretion of the Company, but in no event shall the monthly base salary be less than the amount stated in this section. Mr. Welch is entitled to paid vacation during each year of his employment in accordance with the Company’s vacation accrual policy as defined by our Company handbook; and he may also receive an annual bonus under the Company’s bonus program established by us and as approved by our Board of Directors each calendar year. This Employment Agreement will novate to KonaTel under the Excess Purchase Agreement and related agreements in Part I, Item 1 hereof.

The Welch Employment Agreement also contained customary termination, trade secret and dispute resolution clauses, among others.

 Securities Authorized for Issuance under Equity Compensation Plans

Outstanding Equity Awards

The following table represents 5,410,000 options granted, with 1,825,000 exercised, and 690,000 options still available to be granted under the 7,925,000 shares reserved for issuance under the Company’s 2018 Incentive Stock Option Plan.

Name	Option Awards					Stock Awards
	Number of	Number of	Equity	Option	Option	Number of	Market	Equity	Equity
	securities	securities	incentive plan	exercise	expiration	shares or	value of	incentive	incentive
	underlying	underlying	awards;	price ($)	date	units of	shares or	plan	plan
	unexercised	unexercised	number of			stock that	units of	awards;	awards;
	options (#)	options (#)	securities			have not	stock that	number of	market or
	exercisable	not	underlying			vested (#)	have not	unearned	payout
		exercisable	unexercised				vested (#)	shares,	value of
			unearned					units or	unearned
			options (#)					other	shares,
								rights	united or
								that have	other
								not	rights
								vested (3)	that have
									not
									vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Beaty	100,000	0		$0.33	(1)	0		0
Robert Beaty	25,000	0		$0.18	(1)	0		0
Robert Beaty	50,000	0		$0.17	(1)	0		0
Robert Beaty	25,000	0		$0.17	(1)	0		0
Robert Beaty	25,000	0		$0.26	(1)	0		0
Robert Beaty	25,000	0		$0.13	(1)	0		0
Robert Beaty	25,000	0		$0.06	(1)	0		0
Robert Beaty	25,000	0		$0.44	(1)	0		0
Robert Beaty	25,000	0		$0.66	(1)	0		0
Robert Beaty	25,000	0		$0.94	(1)	0		0
Robert Beaty	25,000	0		$1.93	(1)	0		0
Robert Beaty	25,000	0		$1.14	(1)	0		0
Robert Beaty	25,000	0		$1.01	(1)	0		0
Robert Beaty	25,000	0		$1.91	(1)	0		0
Robert Beaty	25,000	0		$1.32	(1)	0		0
Robert Beaty	25,000	0		$0.81	(1)	0		0
Robert Beaty	25,000	0		$0.87	(1)	0		0
Robert Beaty	33,333	0		$0.94	(1)	0		0
Robert Beaty	33,333	0		$0.94	(1)	0		0
Robert Beaty	33,334	0		$0.94	(1)	0		0
Robert Beaty	216,666	0		$0.94	(1)	0		0
Robert Beaty	216,667	0		$0.94	(1)	0		0
Robert Beaty	216,667	0		$0.94	(1)	0		0
Jeffrey Pearl	100,000	0		$0.50	(2)	0		0
Jeffrey Pearl	25,000	0		$0.17	(2)	0		0
Jeffrey Pearl	25,000	0		$0.12	(2)	0		0
Jeffrey Pearl	25,000	0		$0.17	(2)	0		0

Jeffrey Pearl	25,000	0	$0.10	(2)	0	0
Jeffrey Pearl	25,000	0	$0.49	(2)	0	0
Jeffrey Pearl	25,000	0	$0.60	(2)	0	0
Jeffrey Pearl	25,000	0	$0.81	(2)	0	0
Jeffrey Pearl	25,000	0	$1.60	(2)	0	0
Jeffrey Pearl	25,000	0	$1.34	(2)	0	0
Jeffrey Pearl	25,000	0	$1.10	(2)	0	0
Jeffrey Pearl	25,000	0	$1.74	(2)	0	0
Jeffrey Pearl	25,000	0	$1.39	(2)	0	0
Jeffrey Pearl	25,000	0	$0.88	(2)	0	0
Jeffrey Pearl	25,000	0	$0.78	(2)	0	0
Jonathan So	150,000	0	$0.32	(3)	0	0
Edward Archuleta	30,000	0	$0.73	(4)	0	0
Edward Archuleta	0	20,000	$0.85	(9)	0	0
Charles D. Griffin	550,000	550,000	$0.75	(5)	0	0
Charles D. Griffin	0	550,000	$0.94	(5)	0	0
Amy Pearson	33,334	16,666	$0.75	(6)	0	0
B. Todd Murcer	0	750,000	$0.81	(7)	0	0
Jason N. Welch	0	750,000	$0.81	(8)	0	0
John Shadek, Esq.	60,000	0	$0.89	(9)
August Gatto	0	30,000	$0.85	(10)	0	0
Matthew Zanger	0	30,000	$0.85	(10)	0	0
Joshua Holbay	0	75,000	$0.85	(10)	0	0
Amy Prindle	0	30,000	$0.85	(10)	0	0
Ben Holmes	0	30,000	$0.85	(10)	0	0
Stacey Carmel	0	50,000	$0.85	(10)	0	0
Noah Griffin	0	30,000	$0.85	(10)	0	0
John Heathcock	0	50,000	$0.85	(10)	0	0

(1)	As part of his designation as director, Mr. Beaty was granted quarterly stock option grants to purchase 25,000 shares of our common stock commencing February 12, 2018, with the shares being valued at 110% of the fair market value or the closing price of our common stock on the date of the grant for the first year, and thereafter at 110% of the fair market value or the closing price of our common stock on the quarterly date of vesting for any other remaining quarters of service as a director. The first quarterly grants of 25,000 (100,000 total) were all granted at the same exercise price of $0.33. On February 9, 2023, Mr. Beaty exercised his first option grants of 100,000 options by conveying to the Company 44,686 unencumbered shares of the Company’s common stock that he had acquired in an unrelated private transaction in 2020. The remaining options expire at the earlier of five (5) years from the date grant or one (1) year from termination or resignation as a director. On November 29, 2023, Mr. Beaty was granted an additional 100,000 stock options, which vest 33,333 shares on November 29, 2024, 33,333 on November 29, 2025, and 33,334 on November 29, 2025; and they also expire at the earlier of five (5) years from the date of grant or one (1) year from termination or resignation as a director. Also, on November 29, 2023, Mr. Beaty was granted an additional 650,000 stock options, with one-third (1/3rd) of these options vesting per year, conditioned on Apeiron Systems having been provided 100,000 simultaneous cellular customers by VIVA-US Telecommunications, Inc. (“VIVA”) under Apeiron’s “Mobile Reseller Agreement” with VIVA dated November 10, 2023, and with VIVA being fully paid and current with all outstanding amounts owed to Apeiron, within one (1) year of the date of grant and with at least 100,000 of such simultaneous customer cellular contracts then being in full force and effect, or the grant of the ISO’s shall expire.

(2)	As part of his designation as director, Mr. Pearl was granted quarterly stock option grants to purchase 25,000 shares of our common stock commencing October 28, 2018, with the shares being valued at 110% of the fair market value or the closing price of our common stock on the date of the grant for the first year, and thereafter at 110% of the fair market value or the closing price of our common stock on the quarterly date of vesting for the remaining quarters of service as a director. The first quarterly grants of 25,000 (100,000 total) were all granted at the same exercise price of $0.495. On October 25, 2023, Mr. Pearl exercised his first option grants of 100,000 options. The remaining options expire at the earlier of five (5) years from the date of quarterly grant or one (1) year from termination or resignation as a director.

(3)	These options were granted on April 1, 2021, and vest 50,000 shares on April 1, 2022; 50,000 shares on April 1, 2023; and 50,000 shares on April 1, 2024; and they expire on the earlier of April 1, 2026, or ninety (90) days from resignation or termination of employment.

(4)	These options were granted on May 17, 2021, and vest 10,000 shares on May 17, 2022; 10,000 shares on May 17, 2023; and 10,000 shares on May 17, 2024; and they expire on the earlier of May 17, 2026, or ninety (90) days from resignation or termination of employment. On November 29, 2023, Mr. Archuleta was granted an additional 20,000 stock options, with 6,666 vesting on November 29, 2024, and 6,667 vesting on November 29, 2025, and 6,667 vesting on November 29, 2026. These options expire on the earlier of November 29, 2028, or ninety (90) days from resignation or termination of employment.

(5)	These options were granted on July 6, 2021, and vest 275,000 shares on January 7, 2023; 275,000 shares on January 7, 2024; 275,000 shares on January 7, 2025; and 275,000 shares on January 7, 2026; and they expire on January 7, 2027, or ninety (90) days from resignation or termination of employment. Mr. Griffin was granted an additional 550,000 options on November 29, 2023, and vest 183,333 shares on November 29, 2024, 183,333 on November 29, 2025, and 183,334 on November 29, 2025; and they expire on the earlier of November 29, 2028, or ninety (90) days from resignation or termination of employment.

(6)	These options were granted on September 27, 2021, and vest 16,667 shares on September 27, 2022; 16,667 shares on September 27, 2023, and 16,666 shares on September 27, 2024; and they expire on the earlier of September 26, 2026, or ninety (90) days from resignation or termination of employment.

(7)	These options were granted on September 8, 2023, and vest 250,000 shares on September 8, 2024, 250,000 shares on September 8, 2025, and 250,000 shares on September 8, 2026; and they expire on the earlier of September 8, 2028, or ninety (90) days from resignation or termination of employment.

(8)	These options were granted on September 22, 2023, and vest 250,000 shares September 22, 2024, 250,000 shares on September 22, 2025, and 250,000 shares on September 22, 2026; and they expire on the earlier of September 22, 2028, or ninety (90) days from resignation or termination of employment.

(9)	These options were granted on July 17, 2023, and all 60,000 shares vested July 17, 2023; and they expire on the earlier of July 17, 2028, or ninety (90) days from resignation or termination of his position as a consulting attorney to the Company.

(10)	These options were granted on November 29, 2023, and vest one third on November 29, 2024, on third on November 29, 2025, and one third on November 29, 2026; and they expire on the earlier of November 29, 2028, or ninety (90) days from resignation or termination of employment.

Compensation of Directors

Mr. McEwen receives no compensation to serve as a Director and Chairman of the Board. Currently, and except for compensation of Mr. McEwen under his Third Amended Employment Agreement (see Exhibit 10.1, in Part IV, Item 15), and the current $500 monthly compensation set out above for certain directors (these directors were paid $3,000 per month through May, 2023), our directors do not receive any other compensation other than the incentive stock options outlined above in this Item in the Outstanding Equity Awards Table.

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

Security Ownership of Beneficial Owners

Name and Address*	Title of	Amount and Nature of	Percent of
of Beneficial Owner	Class	Beneficial Ownership (1), (2), (3) & (4)	Class (1), (2), (3) & (4)
D. Sean McEwen	Common	17,000,000	37.59%
Joshua Ploude	Common	6,300,000	13.93%
James Michael Grisham	Common	2,163,799	4.79%

Security Ownership of Officers and Directors

Name and Address*	Title of	Amount and Nature of	Percent of
of Officer or Director	Class	Beneficial Ownership (1), (2), (3) & (4)	Class (1), (2), (3) & (4)
D. Sean McEwen	Common	17,000,000	37.59%
Charles D. Griffin	Common	550,000	1.22%
Brian R. Riffle	Common	0	0.00%
B. Todd Murcer	Common	0	0.00%
Robert Beaty	Common	530,314	1.17%
Jeffrey Pearl	Common	350,000	0.77%
Joshua Ploude	Common	6,300,000	13.93%
Jason N. Welch	Common	0	0.00%
All Officers and Directors as a Group	Common	24,730,314	54.68%

*The Company’s principal executive office address on the cover page.

(1) James Michael Grisham is presently the sole Trustee of “The James T. Coyle Trust” formed by Mr. Coyle on June 19, 2012 (the “Coyle Trust”), and is one of four (4) equal beneficiaries, per stirpes, of the Coyle Trust. He is also the CEO of Shawnee Communications, Inc. (“Shawnee”)  The Coyle Trust and Shawnee purchased, respectively, from the Company, 750,000 shares ($150,000) and 2,500,000 shares ($500,000) of the Company’s common stock on or about March 6, 2018, and currently collectively own 2,163,799 shares or 4.79% of the outstanding securities of the Company. Neither Mr. Grisham, the Coyle Trust or Shawnee is or has ever been an “affiliate” of the Company.

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

(3) Based on 43,333,220 currently issued and outstanding shares of common stock as of March 15, 2024, together with 562,500 non-compensatory stock options of Mr. McEwen; 1,325,000 vested incentive stock options, comprised of, 425,000 for Robert Beaty, 350,000 Jeffrey Pearl, Charles D. Griffin for 550,000, for a total of 45,220,720 issued (or issuable with respect to such options within sixty [60] days) and outstanding shares of common stock, as of the filing of this Annual Report. SEC Rule 13d-3 generally provides that management’s beneficial ownership of securities includes any such security that can be acquired within sixty (60) days. Accordingly, any securities not outstanding, which are subject to such options, warrants or conversion privileges and exercisable within sixty (60) days, are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person, and are not treated as outstanding for the purpose of computing the percentage of the class owned by any such person.

(4) The beneficial ownership of Mr. McEwen in the “Beneficial Owners” table includes 16.437,500 shares directly owned; and 562,500 shares underlying personally owned vested options, all of which vested non-compensatory options can be exercised within sixty (60) days of the filing of this Annual Report.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions with Shareholders

None.

Transactions with CFO Strategies LLC

Brian R. Riffle, the CFO of the Company, is the Managing Partner of CFO Strategies, LLC. Payments of $20,292 were made to CFO Strategies LLC as compensation for the CFO services of Mr. Riffle.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” of this Item above, and Part III, Item 12 hereof for identification of control persons.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Marketplace Rule 4200(a)(15), which states that “Independent director” means “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”  As of December 31, 2023, only Robert Beaty and Jeffrey Pearl came within any of the exceptions to this definition regarding: being or having been an executive officer; having an employee-employer relationship with us; having received compensation from us in an amount in excess of $100,000; and having certain relationships with us, in the case of membership of a director on an audit committee, including applicable family relationships.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants, Haynie & Company, CPAs, during the years ended December 31, 2023, and 2022, respectively:

Fee Category	2023	2022
Audit Fees	$103,578	$100,500
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$103,578	$100,500

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

(a)(3)

Exhibits. The following exhibits are filed as part of this Annual Report:

(a) Exhibits.

Exhibit Number	Description of Exhibit	Filing

3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K dated February 7, 2018, and filed with the SEC on February 12, 2018.
3(ii)	Amended and Restated Bylaws	Filed with the Form S-8 filed with the SEC on December 8, 2023, and incorporated herein by reference.
4	Description of the Company’s Securities	Filed with the Form 10-K for December 31, 2022, and filed with the SEC on April 17, 2023.
10.1	Third Amended Employment Agreement with D. Sean McEwen	Filed with the Form 8-K dated January 1, 2022, and filed with the SEC on January 14, 2022.
10.2	Charles D. Griffin Employment Agreement	Filed with the Form 8-K dated January 1, 2022, and filed with the SEC on January 14, 2022.
10.3	B. Todd Murcer Employment Agreement	Filed with the Form 8-K dated February 4, 2022, and filed with the SEC on February 11, 2022.
10.4	Joshua Ploude Employment Agreement	Filed with the Form 8-K dated December 31, 2018, and filed with the SEC on December 31, 2018.
10.5	Jason N. Welch Employment Agreement	Filed with the 8-KA-1 Current Report dated February 4, 2022, and filed with the SEC on April 8, 2022.
14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.1	Insider Trading Policy	Filed with the Form 10-K for December 31, 2022, and filed with the SEC on April 17, 2023.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

8-K Current Report dated June 14, 2022 (“CCUR Loan”), and filed with the SEC on June 21, 2022

8-KA Current Report dated June 14, 2022 (“CCUR Loan”), and filed with the SEC on June 7, 2023

8-K Current Report dated April 6, 2023 (“Insight Mobile Assignment”) and filed with the SEC on April 17, 2023

8-K Current Report dated December 18, 2023 (“ACP Financing Installment Sale Agreement”), filed with the SEC on December 22, 2023.

8-K Current Report dated January 22, 2024 (“Excess Purchase Agreement and related agreements”), filed with the SEC on January 30, 2024

ITEM 16. FORM 10-K SUMMARY

None.

(This space intentionally left blank)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	April 1, 2024	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, CEO and Director

Date:	April 1, 2024	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 1, 2024	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, CEO and a Director

Date:	April 1, 2024	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Date:	April 1, 2024	By:	/s/ Robert Beaty
Robert Beaty
Director

Date:	April 1, 2024	By:	/s/ Jeffrey Pearl
Jeffrey Pearl
Director

