Form 10-Q
period 2024-03-31
KonaTel, Inc.
filed 2024-05-15
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	43,351,192 shares
Class	Outstanding as of May 15, 2024

References

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named “Dala Petroleum Corp.,” which is the Registrant; and our wholly owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), and Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron Systems”); and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“IM Telecom” or “Infiniti Mobile”), of which we own 51%, which is subject to conveyance, if approved by the Federal Communications Commission (the “FCC”), to Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), under a Membership Interest Purchase Agreement effective at January 22, 2024. For additional information on the conditions of this conveyance and related agreements, see our 8-K Current Report dated January 22, 2024 (Excess Telecom Membership Purchase Agreement and related Agreements), filed with the SEC on January 30, 2024, which is Hyperlinked in Part II, Other Information, Item 6, Exhibits, hereof, and is incorporated herein by reference.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including the “Risk Factors” enumerated in “Part I, Item IA. Risk Factors” of our 10-K Annual Report for the year ended December 31, 2023, which commence on page ten (10) thereof. A copy of the Annual Report is attached hereto by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

2

KONATEL, INC.

FORM 10-Q

March 31, 2024

PART I - FINANCIAL STATEMENTS

March 31, 2024

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and Cash Equivalents	$3,884,897	$777,103
Accounts Receivable, Net	1,946,997	1,496,799
Inventory, Net	765,032	1,229,770
Prepaid Expenses	118,197	129,706
Other Current Assets	1,000,000	—
Total Current Assets	7,715,123	3,633,378

Property and Equipment, Net	21,735	24,184

Other Assets
Intangible Assets, Net	323,468	634,251
Right of Use Asset	413,119	443,328
Other Assets	74,542	74,543
Total Other Assets	811,129	1,152,122
Total Assets	$8,547,987	$4,809,684

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$2,636,260	$3,709,691
Loans Payable, Net of Loan Fees	—	3,655,171
Right of Use Operating Lease Obligation - Current	130,146	127,716
Income Tax Payable	149,428	—
Total Current Liabilities	2,915,834	7,492,578

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	297,154	330,511
Total Long Term Liabilities	297,154	330,511
Total Liabilities	3,212,988	7,823,089
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 43,333,220 outstanding and issued at March 31, 2024 and 43,145,720 outstanding and issued at December 31, 2023	43,333	43,146
Additional Paid In Capital	9,447,273	9,182,140
Accumulated Deficit	(4,155,607)	(12,238,691)
Total Stockholders’ Equity	5,334,999	(3,013,405)
Total Liabilities and Stockholders’ Equity	$8,547,987	$4,809,684

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$5,635,836	$4,031,719
Cost of Revenue	4,508,332	3,029,840
Gross Profit	1,127,504	1,001,879

Operating Expenses
Payroll and Related Expenses	1,452,100	1,139,546
Operating and Maintenance	1,544	1,700
Bad Debt	1,448	14
Professional and Other Expenses	110,223	300,498
Utilities and Facilities	50,786	57,045
Depreciation and Amortization	2,449	3,088
General and Administrative	61,395	40,234
Marketing and Advertising	33,996	37,517
Application Development Costs	206,083	143,529
Taxes and Insurance	54,435	31,903
Total Operating Expenses	1,974,459	1,755,074

Operating Loss	(846,955)	(753,195)

Other Income and Expense
Gain on Sale of Subsidiary	9,247,726	—
Interest Expense	(104,329)	(161,502)
Other Income/(Expense), net	(63,930)	—
Total Other Income and Expenses	9,079,467	(161,502)

Income Before Income Taxes	8,232,512	(914,697)

Income Tax Expense	149,428	—

Net Income (Loss)	$8,083,084	$(914,697)

Earnings (Loss) per Share
Basic	$0.19	$(0.02)
Diluted	$0.19	$(0.02)
Weighted Average Outstanding Shares
Basic	43,180,747	42,375,917
Diluted	43,601,328	42,375,917

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2024	43,145,720	$43,146	$9,182,140	$(12,238,691)	$(3,013,405)
Stock Based Compensation	—	—	224,070	—	224,070
Stock Options Exercised	187,500	187	41,063	—	41,250
Net Income	—	—	—	8,083,084	8,083,084
Balances as of March 31, 2024	43,333,220	$43,333	$9,447,273	$(4,155,607)	$5,334,999

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2023	42,240,406	$42,240	$8,710,987	$(8,297,864)	$455,363
Stock Options Exercised	242,814	243	41,007	—	41,250
Stock Based Compensation	—	—	142,599	—	142,599
Net Loss	—	—	—	(914,697)	(914,697)
Balances as of March 31, 2023	42,483,220	$42,483	$8,894,593	$(9,212,561)	$(275,485)

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$8,083,084	$(914,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	2,449	3,088
Gain on Sale of IM Telecom (49%)	(9,247,726)	—
Loan Origination Cost Amortization	49,579	43,383
Bad Debt	1,448	14
Stock-based Compensation	224,070	142,599
Change in Right of Use Asset	30,209	33,792
Change in Lease Liability	(30,927)	(28,650)

Changes in Operating Assets and Liabilities:
Accounts Receivable	(451,646)	307,848
Inventory	464,739	(164,531)
Prepaid Expenses	11,509	25,412
Notes Receivable	(1,000,000)	—
Accounts Payable and Accrued Expenses	(1,073,431)	50,906
Income Tax Payable	149,428
Net cash used in operating activities	(2,787,215)	(500,836)

Cash Flows from Investing Activities
Sale of IM Telecom (49%)	9,558,509	—
Net cash provided by investing activities	9,558,509	—

Cash Flows from Financing Activities
Repayments of amounts of Notes Payable	(3,704,750)	—
Cash received from Stock Options Exercised	41,250	41,250
Net cash provided by (used in) financing activities	(3,663,500)	41,250

Net Change in Cash	3,107,794	(459,586)
Cash - Beginning of Year	777,103	2,055,634
Cash - End of Period	$3,884,897	$1,596,048

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$54,750	$118,125
Cash paid for taxes	$—	$—

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

On February 5, 2018, we entered into a purchase agreement to acquire IM Telecom (www.infinitimobile.com). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. IM Telecom operates as a wholly owned subsidiary of KonaTel. It is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of twenty-two (22) original FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan since 2012, of which approximately twelve (12) license holders remain active today. The FCC has not approved (granted) a new wireless reseller Lifeline Compliance Plan since 2012. In addition to being an FCC licensed ETC in twenty-six (26) states, which are Vermont, South Carolina, Georgia, Maryland, Kentucky, Wisconsin, Oklahoma, California, New York, Pennsylvania, Nevada, Alabama, Colorado, Hawaii, Iowa, Idaho, Michigan, Minnesota, Missouri, New Jersey, Rhode Island, Tennessee, Utah, Virginia, West Virginia, and Wyoming, IM Telecom is also an FCC licensed Affordable Connectivity Program (“ACP”) provider, authorized to distribute ACP subsidized high-speed mobile voice/data service in the fifty (50) states, Washington D.C. and Puerto Rico. Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income Americans. ACP is an FCC program that provides subsidized high-speed wireless data services to low-income Americans. IM Telecom distributes Lifeline and ACP services under its

Infiniti Mobile brand name through its website, sales staff, retail locations and ISOs. IM Telecom also offers non-Lifeline and non-ACP services throughout the United States. IM Telecom has a US-based customer support center located in Atmore, Alabama.

On January 22, 2024 (the “Effective Date”), KonaTel and IM Telecom entered into a Membership Interest Purchase Agreement (the “Excess Purchase Agreement”) with Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), pursuant to which KonaTel conveyed 49% of its Membership Interest in IM Telecom to Excess Telecom on the “Initial Closing Date” in consideration of the sum of $10,000,000, and if approved by the FCC, will convey the remaining 51% of the Membership Interest in IM Telecom to Excess Telecom for the sum of $100 on the Final Closing. If not approved by the FCC, KonaTel shall retain 51% of IM Telecom and Excess Telecom shall retain 49% of IM Telecom; and KonaTel shall have no obligation to refund any portion of the funds paid by Excess Telecom to KonaTel.

IM Telecom is headquartered in Plano, Texas, and has a warehouse operation in Tulsa, Oklahoma, and a customer service center in Atmore, Alabama. We are headquartered in Plano, Texas.

Apeiron Systems has eleven (11) full-time employees and one (1) part-time employee. The current employees of IM Telecom, twenty-two (22) full-time and one (1) part-time, novated to employees of KonaTel under the Membership Purchase Agreement with Excess Telecom. These employees continue to engage in the same manner and function of service provided prior to the aforementioned agreement. KonaTel has four (4) other full-time employees.

Principal Products or Services and their Markets

Our principal products and services, provided through Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC and ACP subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to twenty-six (26) states and our ACP services distributed in the fifty (50) states, as well as Washington D.C. and Puerto Rico, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

We generate revenue from two (2) primary sources, Hosted Services and Mobile Services:

•	Our Hosted Services include a suite of hosted CPaaS services within Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management, of which IoT provides device connectivity via wireless 4G/5G. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and ISOs.

•	Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or the FCC’s ACP mobile data program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP program, are subject to change and any change, reduction or elimination may have a material impact on our Mobile Services business.

Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2023.

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

Basis of Consolidation

The condensed consolidated financial statements include the Company and our two (2) wholly owned corporate subsidiaries, KonaTel Nevada and Apeiron Systems, and IM Telecom, presently owned 51% by us. All significant intercompany transactions are eliminated.

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three months ended March 31, 2023 is not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of March 31, 2023, there were potentially 1,050,144 dilutive shares.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Years Ended March 31,
	2024	2023
Numerator
Net Loss	$8,083,084	(914,697)

Denominator
Weighted-average common shares outstanding, basic	43,180,747	42,375,917
Dilutive impact of stock options	420,581	—
Weighted-average common shares outstanding, diluted	43,601,328	42,375,917

Net income per common share
Basic	$0.19	(0.02)
Diluted	$0.19	(0.02)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2024, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $1,054,726 or 54.0%, and $625,741 or 32.1%. It should be noted that the largest customer is the federal government, as administered by the Universal Service Administrative Company (“USAC”), under the authority of the Federal Communication Commission (the “FCC”). As of December 31, 2023, the Company had a significant concentration of receivables from two (2) customers in the amounts of $1,024,308 or 68.5%, and $285,536 or 19.0%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three months ended March 31, 2024, the Company had two (2) customers that accounted for $2,891,992 or 51.3% and $978,544 or 17.4% of revenue, respectively. For the three months ended March 31, 2023, the Company had two (2) customers that accounted for $2,258,114 or 56.0% and $717,577 or 17.8% of revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Going Concern

For the three months ended March 31, 2024, the Company generated net income of $8,083,084, compared to a net loss for the three months ended March 31, 2023, of ($914,697). The Company sold a 49% interest in IM Telecom, which allowed the business to pay off all outstanding debt and retain additive cash. The accumulated deficit as of March 31, 2024, is ($4,155,607).

We are one of only a few telecommunication carriers to hold a national wireless ETC (“Lifeline”) license, which provides us with additive reimbursement rates within the states we operate. In Q1 2024, we added an additional fifteen (15) state licenses, which continues to expand our nationally licensed wireless service coverage. We continue to target and expand into additional ETC licensed states.

If the U.S. Congress does not reappropriate funds for the ACP program, which would reduce or eliminate the Company’s ACP revenue, the Company plans to reduce or eliminate its ACP related costs.

As a result of the Company’s elimination of outstanding debt and increased cash position, the Company has ameliorated any substantial going concern doubt.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards, cell phones, and tablets, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility, and is reviewed for obsolescence and counted for accuracy with distributors. At March 31, 2024, and December 31, 2023, the Company had inventory of $765,032 and $1,229,770, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of March 31, 2024, and December 31, 2023:

	March 31, 2024	December 31, 2023
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(439,876)	(437,427)
Property and equipment, net	$21,735	$24,184

Depreciation related to Property and Equipment amounted to $2,449 and $3,088 for the three months ended March 31, 2024, and 2023, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under non-cancelable leases. As of March 31, 2024, the Company had four (4) properties with lease terms in excess of one (1) year. Of these four (4) leases, two (2) leases expire in 2025, one (1) lease expires in 2026, and one (1) lease expires in 2030. Lease payables as of March 31, 2024, is $427,300.

Future lease liability payments under the terms of these leases are as follows:

2024	$116,759
2025	$129,543
2026	$65,969
2027	$54,000
2028 and Thereafter	$144,000
Total	$510,271
Less Interest	$82,971
Present value of minimum lease payments	$427,300
Less Current Maturities	$130,146
Long Term Maturities	$297,154

The weighted average term of the Right-to-Use leases is 58.8 months recorded with a weighted average discount of 6.91%. Total lease expense for the three months ended March 31, 2024, and 2023, was $39,223 and $43,275, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of March 31, 2024, and December 31, 2023, was $323,468.

	March 31, 2024	December 31, 2023
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	323,468	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	323,468	634,251
Right of Use Assets - net	413,119	443,328
Intangible Assets net	$736,587	$1,077,579

Amortization expense amounted to $0, and $0 for the three months ended March 31, 2024, and 2023, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the Lifeline license granted by the FCC, all intangible assets are fully amortized as of March 31, 2024.

The reclassification in the Balance Sheet for Right of Use Assets has been made in this filing to conform to both the current and future reported presentation.

NOTE 6 – NOTES PAYABLE

The Company had no outstanding notes payable as of March 31, 2024.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of March 31, 2024, there are no ongoing legal proceedings.

Contract Contingencies

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania related to sales and use tax for the audit period of January 1, 2016, through September 30, 2019. The assessment is in the amount of $115,000, including interest and penalties calculated on sales made inside and outside Pennsylvania. The Company has recorded the full amount of this assessment. The Company appealed the assessment in August, 2021, and at the request of the state, provided additional information to support its appeal. The Company’s position is that Pennsylvania has no sales tax authority to levy and collect sales tax on sales made outside of Pennsylvania. The Company initially recorded an expected liability of $7,000, based on known sales inside Pennsylvania. The State of Pennsylvania rejected an appeal by the Company. The Company has agreed to a twenty-four (24) month payment plan with the State of Pennsylvania, which commenced in December, 2023. Following the final payoff of the liability, the Company may have the right to re-open an appeal with the state for a refund of the liability.

Letters of Credit

The Company had no outstanding letters of credit as of March 31, 2024.

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

The reportable segments consist of Hosted Services and Mobile Services. Mobile Services reporting consists of our post-paid and pre-paid cellular business.

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

Mobile Services – Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC Lifeline license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or the FCC’s ACP mobile data program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP program, are subject to change and may have a material impact on our Mobile Services business if changed, reduced or eliminated.

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the three months period ended March 31, 2024
Revenue	$1,481,746	$4,154,090	$5,635,836
Gross Profit	$371,970	$755,534	$1,127,504
Depreciation and amortization	$2,368	$81	$2,449
Additions to property and equipment	$—	$—	$—

For the three months period ended March 31, 2023
Revenue	$1,232,930	$2,798,789	$4,031,719
Gross Profit	$347,481	$654,398	$1,001,879
Depreciation and amortization	$2,986	$102	$3,088
Additions to property and equipment	$—	$—	$—

NOTE 9 – STOCKHOLDERS’ EQUITY

Non-Compensatory Stock Option Grant

On March 15, 2024, D. Sean McEwen, the Chairman and CEO of the Company, exercised his fifth tranche of 187,500 equity stock options for 187,500 shares of common stock at a price of $0.22 per share, which shares were issued on March 15, 2024.

Stock Option Grants

On March 27, 2024, the Company granted 100,000 incentive stock options to our new Director of Sales for Apeiron.

Stock Compensation

The Company offers incentive stock option grants to directors and key employees. Options vest in tranches and typically expire five (5) years from the date of grant. For the three months ended March 31, 2024, and 2023, the Company recorded options expense of $224,070 and $142,599, respectively. The option expense not taken as of March 31, 2024, is $1,715,053, with a weighted average term of 3.15 years.

The following table represents stock option activity as of and for the three months ended March 31, 2024:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2023	6,000,000	$0.74	3.69	$872,463
Granted	100,000	0.63
Exercised	(187,500)	0.46
Forfeited	—
Options Outstanding – March 31, 2024	5,912,500	$0.76	2.89	$—

Exercisable and Vested, March 31, 2024	420,581	$0.54	1.45	$39,510

The aggregate intrinsic value for options outstanding as of March 31, 2024, is not calculated because the closing stock price on March 31, 2024, is less than the weighted average exercise price of outstanding options on that date.

NOTE 10 – SUBSEQUENT EVENTS

Below are events that have occurred since March 31, 2024:

On April 9, 2024, our Board of Directors approved the payment of a compensation bonus in the amount of $175,000 to D. Sean McEwen, our Chairman and CEO, for his contributions in completing the Membership Interest Purchase Agreement with Excess Telecom and in recognition of his prior service during the years ended December 31, 2017, 2018, 2019 and 2021, when his total compensation was $77,386, $12,000, $11,000 and $66,186, respectively. The bonus was paid to Mr. McEwen on April 16, 2024.

On May 8, 2024, Robert Beaty, an independent Board member, conveyed to the Company 7,028 shares of the Company’s common stock at a price of $0.63, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the exercise of 25,000 incentive stock options granted to him in 2019 at a price of $0.1771 per share, which was 110% of the fair market value of our common stock on the date of such grant.

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

Despite risks and uncertainties specifically related to Covid-19, the Company has not experienced adverse impacts to our business operations as a result of this ongoing health concern.  Possible vulnerabilities to Covid-19, such as supply chain disruptions, inventory shortages and travel or resource limitations and delays will continue to be a risk that is presented to the Company, our suppliers, our customers and our investors.

Overview of Current and Planned Business Operations

We continue to pursue market opportunities for the distribution of our current products and services described in our “Principal Products or Services and their Markets” summary commencing on page nine (9) of this Quarterly Report. In addition, we continue to pursue expanded market distribution opportunities, development of new products and services, the addition of new lines of business and accretive acquisition opportunities that may enhance or expand our current product and service offerings.

Results of Operations

As stated previously in our filings during 2023, including our 10-K Annual Report for the year ended December 31, 2023 (see Part II-Other Information, Item 6, Exhibits, below, for a Hyperlink to this Annual Report), we had shifted our focus of mobile services activations to higher ARPU areas (“Average Revenue Per User”) within our eleven (11) Lifeline states.  As of March 31, 2024, we have added fifteen (15) new Lifeline states, for a total of twenty-six (26) Lifeline states.  This expanded footprint provides our mobile services business with additional opportunities to serve customers.  Under IM Telecom’s national ETC license, the Company will continue to enroll and provide services to qualifying consumers in the FCC Lifeline Program. The Lifeline Program is a separate program from the ACP Program under the FCC, and remains committed and viable in support of providing affordable communication services for low-income consumers.

Funding for the FCC ACP Program is set to sunset, or partially sunset, in April, 2024, according to an FCC announcement on February 7, 2024.  The ACP Program accounts for approximately 32% of total Company revenue; Hosted Services (“CPaaS services”) account for approximately 30% of total Company revenue, and Lifeline sales account for approximately 38% of Company revenue. The Lifeline Program is a U.S. government subsidized telecommunication program created in 1985.  It is separately funded from the ACP Program through fees collected from all U.S. telecommunication invoices. According to the National Lifeline Association (“NaLA”), there are at least eight (8) separate ACP refunding legislative efforts currently moving through the U.S. Congress.  Approximately 22 million American households currently receive ACP Program benefits, and ACP refunding efforts generally enjoy wide bi-partisan support. Regardless of the ACP’s future funding status, management continues to prioritize its growth initiatives within the Company’s Hosted Services segment.  Specifically, our Hosted Services revenue for Q1-2024 grew 13% over Q1-2023.  In Q1-2024, the Company added additional Hosted Services sales and operation resources to continue growth within that segment.

During the first quarter of 2024, the Company entered into a Membership Interest Purchase Agreement with Excess Telecom to sell 49% of IM Telecom in consideration of the sum of $10,000,000.  As part of this sale, the Company paid off all existing and outstanding debt, and gained substantial additional liquidity and Owner’s Equity into the business. Upon final sale of the remaining 51%, if approved by the FCC, the Company shall have the right to continue providing Lifeline qualified services through a Master Distribution Agreement with Excess Telecom, for not less than ten (10) years.  If the FCC does not approve Excess Telecom’s petition to acquire IM Telecom under the Membership Interest Purchase Agreement, KonaTel shall retain 51% ownership of IM Telecom and no monies paid by Excess Telecom to KonaTel shall be refundable. Further, if on or before December 31, 2024, the ACP Program is renewed by the U.S. Congress for a duration of greater than four (4) months (the “ACP Renewal Condition”), Excess Telecom shall pay KonaTel the additional sum of $5,000,000 (the “ACP Renewal Earnout), less the balance of a “Finder’s Fee Payment” of approximately $125,000.

See the Hyperlinked 8-K Current Report dated January 22, 2024 (Excess Telecom Membership Interest Purchase Agreement and related Agreements), filed with the SEC on January 30, 2024, for additional information, in Part II, Other Information, Item 6, Exhibits, hereof.

Comparison of the three months ended March 31, 2024, to the three months ended March 31, 2023

For the three months ended March 31, 2024, we had $5,635,836 in revenues from operations compared to $4,031,279 for the three months ended March 31, 2023, for a total revenue increase of $1,604,557. The increase in revenue was primarily due to the market and distribution channel expansion undertaken in 2023, focusing on providing services within our core ETC licensed states. Unit economics in these states are more favorable, and the Company added resources to these areas. In 2023, the Company completed its OSS/BSS transition to include the state of California, which provides new activations under the same OSS/BSS platform. Additional inventory is now being sourced to California distribution teams. Revenues in our Mobile Services segment are primarily gained as a result of delivering high-speed mobile voice and data service to low-income consumers.

For the three months ended March 31, 2024, our cost of revenue was $4,508,332 compared to $3,029,840 in the three months ended March 31, 2023, for a cost of revenue increase of $1,478,492. Our cost of revenue increase was a result of higher network, sales compensation and device costs, related to the activity increases from our Mobile Services subscribers.

For the three months ended March 31, 2024, we had gross profit of $1,127,504 compared to $1,000,439 in the three months ended March 31, 2023, for a gross profit increase of $126,065. This increase primarily resulted from adding higher ARPU activations in our Mobile Services segment, and sourcing lower equipment and network costs.

For the three months ended March 31, 2024, total operating expenses were $1,974,459 compared to $1,755,074 in the three months ended March 31, 2023, for an increase of $219,385. This increase was primarily due to higher payroll and related expense associated with the addition of headcount in our Apeiron subsidiary, as we begin to initiate sales efforts of hosted services, as well as higher stock expense from grants provided in Q4 2023.

For the three months ended March 31, 2024, other income (expense) was $9,079,467 compared to $(161,502) in the quarter ended March 31, 2023. This increase was a result of the gain on sale recognized as part of the sale of 49% interest in IM Telecom.

For the three months ended March 31, 2024, we had net income of $8,083,084 compared to a net loss of ($914,697) in the three months ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, we had $3,884,897 in cash and cash equivalents on hand.

In comparing liquidity between the three-month period ending March 31, 2024, and December 31, 2023, cash increased by 399.9%. This increase is the result of cash received as part of the sale of 49% interest in IM Telecom. Liabilities and total overall debt decreased by 58.9% in the three-month period ended March 31, 2024, when compared to December 31, 2023. As part of funds received with the sale of 49% interest in IM Telecom, the Company paid off all outstanding debt obligations.

Our current ratio (current assets divided by our current liabilities) increased to 2.65 as of March 31, 2024, compared to .48 as of December 31, 2023. Working capital increased by 224.4%.

Cash Flow from Operations

During the three months ended March 31, 2024, cash flow used in operating activities was ($2,787,215), primarily as a result of debt and other obligations which were paid off as part of a condition to the 49% sale of IM Telecom, as well as a note receivable resulting from the same sale of IM Telecom.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, cash flow provided by investing activities was $9,558,509, as a result of the gain on sale of IM Telecom.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, cash flow used in financing activities was ($3,663,500), primarily as a result of repayments of outstanding notes payable.

Going Concern

For the three months ended March 31, 2024, the Company generated net income of $8,083,084, compared to a net loss for the three months ended March 31, 2023, of ($914,697). The Company sold a 49% interest in IM Telecom, which allowed the business to pay off all outstanding debt and retain additive cash. The accumulated deficit as of March 31, 2024, is ($4,155,607).

We are one of only a few telecommunication carriers to hold a national wireless ETC (Lifeline) license, which provides us with additive reimbursement rates within the states we operate. In Q1 2024, we added an additional fifteen (15) state licenses, which continues to expand our nationally licensed wireless service coverage. We continue to target and expand into additional ETC licensed states.

If the U.S. Congress does not reappropriate funds for the ACP program, which would reduce or eliminate the Company's ACP revenue, the Company plans to reduce or eliminate its ACP related costs.

As a result of the Company’s elimination of outstanding debt and increased cash position, the Company has ameliorated any substantial going concern doubt.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three month period ending March 31, 2024.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2024, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $1,054,726 or 54.0%, and $625,741 or 32.1%. It should be noted that the largest customer is the federal government, as administered by the Universal Service Administrative Company (“USAC”), under the authority of the Federal Communication Commission (the “FCC”). As of December 31, 2023, the Company had a significant concentration of receivables from two (2) customers in the amounts of $1,024,308 or 68.5%, and $285,536 or 19.0%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three months ended March 31, 2024, the Company had two (2) customers that accounted for $2,891,992 or 51.3% and $978,544 or 17.4% of revenue, respectively. For the three months ended March 31, 2023, the Company had two (2) customers that accounted for $2,258,114 or 56.0% of revenue and $717,577 or 17.8% of the revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Part I, Item 1A. Risk Factors, commencing on page ten (10) of our Annual Report for the year ended December 31, 2023, filed with the SEC on April 1, 2024, for a list of Risk Factors, which Annual Report can be accessed by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See NOTE 9-Stockholders’ Equity and NOTE 10-Subsequent Events, of our Condensed Consolidated Financial Statements included in this Quarterly Report respecting the exercise of certain non-compensatory stock options and the grant of certain incentive stock options during and subsequent to the quarter ended March 31, 2024.

The shares of common stock issued on the exercise of the non-compensatory stock option and the issuance of the referenced incentive stock options were exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof and applicable state law registration exemptions. The underlying and/or exercised shares that may be issued under the incentive stock options were registered with the SEC pursuant to an S-8 Registration Statement filed with the SEC on August 25, 2021, and as subsequently amended from time to time.

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On April 9, 2024, our Board of Directors approved the payment of a compensation bonus in the amount of $175,000 to D. Sean McEwen, our Chairman and CEO, for his contributions in completing the Membership Interest Purchase Agreement with Excess Telecom. The bonus was paid to Mr. McEwen on April 16, 2024.

Mr. McEwen had provided beneficial services to the Company in consultation with Charles D. Griffin, the Company’s President, that were instrumental in assisting with Mr. Griffin’s leadership and completion of the Company’s Membership Interest Purchase Agreement and related agreements with Excess Telecom, a transaction potentially worth $15,000,000 to the Company and $9,000,000 of which the Company has already received; and additionally, Mr. McEwen had previously relinquished the bonus provisions of his original Employment Agreement with the Company, equal to 10% of the monthly Company EBITDA in excess of $85,000, that was granted to him by the Board of Directors at the time of the Company’s acquisition by merger of KonaTel Nevada.

Our two independent Board members who approved the compensation bonus also considered the compensation paid to Mr. McEwen during the years ended December 31, 2017 ($77,386), 2018 ($12,000), 2019 ($11,000) and 2021 ($66,186), along with the accrued bonus granted by the Board of Directors to Mr. McEwen of $160,000, effective January 11, 2022, which Mr. McEwen personally determined that he would not have the Company pay at that time, allowing these funds to remain in the Company as working capital and to be booked as accrued compensation, even though the Company then had the cash resources to pay this bonus. This accrued compensation was eventually utilized by Mr. McEwen to pay the exercise price of certain non-compensatory stock options that were granted to him on or about November 15, 2017, when KonaTel Nevada was acquired by the Company.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
3(i)(a)	Certificate of Amendment to Amended and Restated Certificate of Incorporation (Name Change).	Filed with the Form 8-K filed on February 12, 2018, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024.

8-K Current Report dated January 22, 2024 (Excess Telecom Membership Interest Purchase Agreement and related Agreements), filed with the SEC on January 30, 2024.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	May 15, 2024	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 15, 2024	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	May 15, 2024	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

