Form 10-Q
period 2024-06-30
KonaTel, Inc.
filed 2024-08-14
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	43,489,245 shares
Class	Outstanding as of August 14, 2024

References

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named “Dala Petroleum Corp.,” which is the Registrant; and our wholly owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”); Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron Systems”); and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“IM Telecom” or “Infiniti Mobile”), of which we own 51%, which interest is subject to conveyance, if approved by the Federal Communications Commission (the “FCC”), to Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), under a Membership Interest Purchase Agreement effective at January 22, 2024 (the “Excess Telecom Purchase Agreement” or the “Membership Interest Purchase Agreement”). For additional information on the conditions of this conveyance and related agreements, see our 8-K Current Report dated January 22, 2024 (Excess Telecom Membership Purchase Agreement and related Agreements), filed with the SEC on January 30, 2024, which is Hyperlinked in Part II, Other Information, Item 6, Exhibits, hereof, and is incorporated herein by reference.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including the “Risk Factors” enumerated in “Part I, Item IA. Risk Factors” of our 10-K Annual Report for the year ended December 31, 2023, which commence on page ten (10) thereof; and issues related to “Cybersecurity” enumerated in “Part I, Item 1C. Cybersecurity,” which commence on page twenty (20) thereof. A copy of the Annual Report is attached hereto by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Documents Incorporated by Reference

See Part II-Other Information, in Item 6, Exhibits, hereof.

2

KONATEL, INC.

FORM 10-Q

June 30, 2024

PART I - FINANCIAL STATEMENTS

June 30, 2024

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current Assets
Cash and Cash Equivalents	$3,681,162	$777,103
Accounts Receivable, Net	1,840,237	1,496,799
Inventory, Net	554,859	1,229,770
Prepaid Expenses	106,688	129,706
Other Current Assets	1,010,797	—
Total Current Assets	7,193,743	3,633,378

Property and Equipment, Net	19,285	24,184

Other Assets
Intangible Assets, Net	323,468	634,251
Right of Use Assets	382,426	443,328
Other Assets	74,543	74,543
Total Other Assets	780,437	1,152,122
Total Assets	$7,993,465	$4,809,684

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts Payable and Accrued Expenses	$3,139,243	$3,709,691
Loans Payable, Net of Loan Fees	—	3,655,171
Right of Use Operating Lease Obligation - Current	131,787	127,716
Total Current Liabilities	3,271,030	7,492,578

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	274,457	330,511
Total Long Term Liabilities	274,457	330,511
Total Liabilities	3,545,487	7,823,089
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 50,000,000 shares authorized, 43,472,954 outstanding and issued at June 30, 2024 and 43,145,720 outstanding and issued at December 31, 2023	43,473	43,146
Additional Paid In Capital	9,669,809	9,182,140
Accumulated Deficit	(5,265,304)	(12,238,691)
Total Stockholders’ Equity (Deficit)	4,447,978	(3,013,405)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,993,465	$4,809,684

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$4,343,179	$4,601,426	$9,979,016	$8,633,145
Cost of Revenue	3,443,472	3,827,374	7,951,804	6,857,214
Gross Profit	899,707	774,052	2,027,212	1,775,931

Operating Expenses
Payroll and Related Expenses	1,341,046	1,107,303	2,793,146	2,246,849
Operating and Maintenance	1,421	1,621	2,965	3,321
Bad Debt	—	—	1,448	14
Professional and Other Expenses	231,302	204,023	341,525	463,418
Utilities and Facilities	59,332	52,030	110,118	109,075
Depreciation and Amortization	2,449	3,088	4,899	6,176
General and Administrative	44,573	43,259	105,968	83,492
Marketing and Advertising	27,031	46,490	61,027	84,008
Application Development Costs	387,800	299,629	593,883	443,158
Taxes and Insurance	59,115	16,907	113,550	33,163
Total Operating Expenses	2,154,069	1,774,350	4,128,529	3,472,674

Operating Loss	(1,254,362)	(1,000,298)	(2,101,317)	(1,696,743)

Other Income and Expense
Gain on Sale	—	—	9,247,726
Interest Expense	—	(179,630)	(104,329)	(341,132)
Other Income/(Expense), net	(4,763)	(42,792)	(68,693)	(99,542)
Total Other Income and Expenses	(4,763)	(222,422)	9,074,704	(440,674)

Income Before Income Taxes	(1,259,125)	(1,222,720)	6,973,387	(2,137,417)

Income Tax Expense (Benefit)	(149,428)	—	—	—

Net Income (Loss)	$(1,109,697)	$(1,222,720)	$6,973,387	$(2,137,417)

Earnings (Loss) per Share
Basic	$(0.03)	$(0.03)	$0.16	$(0.05)
Diluted	$(0.03)	$(0.03)	$0.16	$(0.05)
Weighted Average Outstanding Shares
Basic	43,412,602	42,520,720	43,301,670	42,539,672
Diluted	43,412,602	42,520,720	43,301,670	42,539,672

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2024	43,145,720	$43,146	$9,182,140	$(12,238,691)	$(3,013,405)
Stock Based Compensation	—	—	446,746	—	446,746
Stock Options Exercised	327,234	327	40,923	—	41,250
Net Income	—	—	—	6,973,387	6,973,387
Balances as of June 30, 2024	43,472,954	$43,473	$9,669,809	$(5,265,304)	$4,447,978

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of April 1, 2024	43,333,220	$43,333	$9,447,272	$(4,155,607)	$5,334,998
Stock Based Compensation	—	—	222,677	—	222,677
Stock Options Exercised	139,734	140	(140)	—	—
Net Loss	—	—	—	(1,109,697)	(1,109,697)
Balances as of June 30, 2024	43,472,954	$43,473	$9,669,809	$(5,265,304)	$4,447,978

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2023	42,240,406	$42,240	$8,710,987	$(8,297,864)	$455,363
Stock Based Compensation	—	—	282,569	—	282,569
Stock Options Exercised	430,314	430	82,070	—	82,500
Net Loss	—	—	—	(2,137,417)	(2,137,417)
Balances as of June 30, 2023	42,670,720	$42,670	$9,075,626	$(10,435,281)	$(1,316,985)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of April 1, 2023	42,483,220	$42,483	$8,894,593	$(9,212,561)	$(275,485)
Stock Based Compensation	—	—	139,970	—	139,970
Stock Options Exercised	187,500	187	41,063	—	41,250
Net Loss	—	—	—	(1,222,720)	(1,222,720)
Balances as of June 30, 2023	42,670,720	$42,670	$9,075,626	$(10,435,281)	$(1,316,985)

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$6,973,387	$(2,137,417)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	4,899	6,176
Gain on Sale of IM Telecom (49%)	(9,247,726)	—
Loan Origination Cost Amortization	49,579	89,516
Bad Debt	1,448	14
Stock-based Compensation	446,747	282,569
Non-Compensatory Stock Options Exercised	—	41,250
Change in Right of Use Asset	60,901	67,644
Change in Lease Liability	(51,983)	(58,003)

Changes in Operating Assets and Liabilities:
Accounts Receivable	(344,885)	71,762
Inventory	674,911	(266,648)
Prepaid Expenses	23,018	51,647
Other Assets	(10,797)	—
Notes Receivable	(1,000,000)	—
Accounts Payable and Accrued Expenses	(570,449)	466,629
Net cash used in operating activities	(2,990,950)	(1,384,861)

Cash Flows from Investing Activities
Sale of IM Telecom (49%)	9,558,509	—
Net cash provided by investing activities	9,558,509	—

Cash Flows from Financing Activities
Proceeds from Note Payable	—	500,000
Repayments of Note Payable	(3,704,750)	—
Loan Origination Costs	—	(77,250)
Cash received from Stock Options Exercised	41,250	41,250
Net cash provided by (used in) financing activities	(3,663,500)	464,000

Net Change in Cash	2,904,059	(920,861)
Cash - Beginning of Year	777,103	2,055,634
Cash - End of Period	$3,681,162	$1,134,773

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$54,750	$133,500
Cash paid for taxes	$—	$—

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

On December 31, 2018, we acquired Apeiron Systems (www.apeiron.io). Apeiron was organized in 2013 and is an international hosted services Communications Platform as a Service (“CPaaS”) provider that designed, built, owns and operates its national private core network, supporting a suite of business communications services, all accessible via proprietary Applications Programming Interfaces (“APIs”). As a Federal Communication Commission (“FCC”) licensed Internet Telephony Service Provider (“ITSP”), Apeiron also holds an FCC numbering authority license. Some of Apeiron’s hosted services include Voice over IP (“VoIP”), cellular and Over-The-Top (“OTT”) telephony, SMS/MMS messaging and broadcast services, numbering features, including Cloud IVRs, Voicemail, Fax, Call Recording and other services through local, toll-free and international phone numbers. Supported by its national redundant network, Apeiron also provides public and private IP network services, including Multiprotocol Label Switching (“MPLS”), Dedicated Internet and LTE Wireless WAN solutions. Apeiron’s cloud services include Information Data Dips, Software-Defined Wide Area Networking (“SD-WAN”) and Internet of Things (“IoT”) data and device management. Apeiron primarily distributes its services nationally through its website, its sales staff, independent sales agents and Independent Sales Organizations (“ISOs”).

Apeiron Systems is headquartered in Johnstown, Pennsylvania, where it has customer service and software engineering resources staffed. Additional development resources are staffed out of Los Angeles, California, as well as in Europe and Asia.

On February 5, 2018, we entered into a purchase agreement to acquire 100% of the membership interest in IM Telecom (www.infinitimobile.com). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. IM Telecom operated as a wholly owned subsidiary of KonaTel until the sale of 51% of its membership interest to “Excess Telecom” on January 22, 2024, which is discussed below. It is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of twenty-two (22) original FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan since 2012, of which approximately twelve (12) license holders remain active today. The FCC has not approved (granted) a new wireless reseller Lifeline Compliance Plan since 2012. In addition to being an FCC licensed ETC in thirty-six (36) states/territories, which are Vermont, South Carolina, Georgia, Maryland, Kentucky, Wisconsin, Oklahoma, California, New York, Pennsylvania, Nevada, Alaska, Arkansas, Florida, Louisiana, North Dakota, Nebraska, Ohio, Alabama, Colorado, Hawaii, Iowa, Idaho, Michigan, Minnesota, Missouri, New Jersey, Puerto Rico, Rhode Island, Tennessee, Utah, US Virgin Islands, Virginia, Washington, West Virginia, and Wyoming, IM Telecom has been an FCC licensed Affordable Connectivity Program (“ACP” and the “ACP Program”) provider, authorized to distribute ACP subsidized high-speed mobile voice/data service in the fifty (50) states, Washington D.C. and Puerto Rico. As of June 1, 2024, the ACP Program ended in its current form. The “ACP Extension Act,” among other legislative initiatives, is being considered by Congress for purposes of extending the ACP Program. Stand-alone ACP customers have been given the opportunity to enroll in the Lifeline program, in lieu of ACP benefits. Customers already enrolled in Lifeline, in combination with ACP benefits, continue with Lifeline services. Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income Americans. The ACP Program was an FCC program that provided subsidized high-speed wireless data services to low-income Americans. IM Telecom distributes Lifeline, and prior to June 1, 2024, had distributed ACP services, under its Infiniti Mobile brand name through its website, sales staff, retail locations and ISOs. IM Telecom also offers non-Lifeline and non-ACP services throughout the United States. IM Telecom has a US-based customer support center located in Atmore, Alabama.

On January 22, 2024 (the “Effective Date”), KonaTel and IM Telecom entered into a Membership Interest Purchase Agreement (the “Excess Telecom Purchase Agreement” or the “Membership Interest Purchase Agreement”) with Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), pursuant to which KonaTel conveyed 49% of its membership interest in IM Telecom to Excess Telecom on the “Initial Closing Date” in consideration of the sum of $10,000,000, and if approved by the FCC, will convey the remaining 51% of the membership interest in IM Telecom to Excess Telecom for the sum of $100 on the “Final Closing.” If not approved by the FCC, KonaTel shall retain 51% of IM Telecom and Excess Telecom shall retain 49% of IM Telecom; and KonaTel shall have no obligation to refund any portion of the funds paid by Excess Telecom to KonaTel.

IM Telecom is headquartered in Plano, Texas, and has a warehouse operation in Tulsa, Oklahoma, and a customer service center in Atmore, Alabama. We are headquartered in Plano, Texas.

Apeiron Systems has twelve (12) full-time employees. The current employees of IM Telecom, twenty-two (22) full-time and one (1) part-time, novated to employees of KonaTel under the Excess Telecom Purchase Agreement. These employees continue to engage in the same manner and function of service provided prior to the aforementioned agreement. KonaTel has four (4) other full-time employees.

Principal Products or Services and their Markets

Our principal products and services, provided through Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS, POTS Replacement), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC and ACP subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to thirty-six (36) states/territories and our ACP services, which until June 1, 2024, had been distributed in the fifty (50) states, as well as Washington D.C. and Puerto Rico, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

We generate revenue from two (2) primary sources, Hosted Services and Mobile Services:

•	Our Hosted Services include a suite of hosted CPaaS services within Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management, of which IoT provides device connectivity via wireless 4G/5G. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and ISOs.

•	Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes, equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or previously under the FCC’s ACP Program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP Program, are subject to change and any change, reduction or elimination may have a material impact on our Mobile Services business.

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

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three (3) months ended June 30, 2024, and 2023, and for the six (6) months ended June 30, 2023, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of June 30, 2023, there were potentially 803,480 dilutive shares.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended June 30,
	2024	2023
Numerator
Net Loss	$(1,109,697)	$(1,222,720)

Denominator
Weighted-average common shares outstanding, basic	43,412,602	42,520,720
Dilutive impact of stock options	—	—
Weighted-average common shares outstanding, diluted	43,412,602	42,520,720

Net income per common share
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

	Six Months Ended June 30,
	2024	2023
Numerator
Net Income/Loss	$6,973,387	$(2,137,417)

Denominator
Weighted-average common shares outstanding, basic	43,301,670	42,539,672
Dilutive impact of stock options	—	—
Weighted-average common shares outstanding, diluted	43,301,670	42,539,672

Net income per common share
Basic	$0.16	$(0.05)
Diluted	$0.16	$(0.05)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2024, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $1,071,558 or 58.0%, and $465,576 or 25.2%. It should be noted that the largest customer is the State of California, and the second largest customer is the federal government, as administered by the Universal Service Administrative Company (“USAC”), under the authority of the FCC. As of December 31, 2023, the Company had a significant concentration of receivables from two (2) customers in the amounts of $1,024,308 or 68.5%, and $285,536 or 19.0%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended June 30, 2024, the Company had two (2) customers that accounted for $1,321,520 or 30.3% and $1,071,558 or 24.6% of revenue, respectively. For the (3) three months ended June 30, 2023, the Company had two (2) customers that accounted for $2,614,769 or 56.8% and $745,484 or 16.2% of revenue, respectively.

Other Revenue

The Company has a shared relationship with distribution of Lifeline services through Excess Telecom. Revenue through this relationship is recorded on a net revenue basis. We have performed a principal versus agent analysis under ASC 606-10-25-25 and have determined that we are acting as agent under this relationship.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Going Concern

For the six (6) months ended June 30, 2024, the Company generated net income of $6,973,387, compared to a net loss for the six (6) months ended June 30, 2023, of ($2,137,417). The Company sold a 49% interest in IM Telecom, which allowed the business to pay off all outstanding debt and retain additive cash. The accumulated deficit as of June 30, 2024, is ($5,265,304).

We are one of only a few telecommunication carriers to hold a national wireless ETC Lifeline license, which provides us with additive reimbursement rates within the states we operate. In Q2 2024, we added an additional ten (10) state licenses, which continues to expand our nationally licensed wireless service coverage. We continue to target and expand into additional ETC licensed states.

As of June 1, 2024, funding for the ACP Program ended, which accounted for approximately 15% of our revenues in Q2 2024 and 33% of our revenues in Q1 2024. There are legislative bills to extend funding currently being discussed with Congressional leaders; however, the decision to further fund the ACP Program (or a similar program) remains uncertain. In light of this uncertainty, the Company has taken initial cost reduction measures while discussions continue in Congress, and further expense reduction steps will be required if the ACP Program is not reinstated. Irrespective of an ACP Program extension, the California Lifeline Program provides ongoing business continuity due to its additional state funding and Linkup program.

As a result of the Company’s elimination of outstanding debt and increased cash position, the Company has ameliorated any substantial going concern doubt.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards, cell phones and tablets, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility, and is reviewed for obsolescence and counted for accuracy with distributors. At June 30, 2024, and December 31, 2023, the Company had inventory of $554,859 and $1,229,770, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of June 30, 2024, and December 31, 2023:

	June 30, 2024	December 31, 2023
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(442,326)	(437,427)
Property and equipment, net	$19,285	$24,184

Depreciation related to Property and Equipment amounted to $2,449 and $3,088 for the three (3) months ended June 30, 2024, and 2023, respectively. Depreciation related to Property and Equipment amounted to $4,899 and $6,176 for the six (6) months ended June 30, 2024, and 2023, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under non-cancelable leases. As of June 30, 2024, the Company had three (3) properties with lease terms in excess of one (1) year. Of these three (3) leases, one (1) lease expires in 2025, one (1) lease expires in 2026, and one (1) lease expires in 2030. Lease payables as of June 30, 2024, is $406,244.

Future lease liability payments under the terms of these leases are as follows:

2024	$77,940
2025	$129,543
2026	$65,967
2027	$54,000
2028	$54,000
Thereafter	$90,000
Total	$471,450
Less Interest	$65,206
Present value of minimum lease payments	$406,244
Less Current Maturities	$131,787
Long Term Maturities	$274,457

The weighted average term of the Right-to-Use leases is 57.4 months recorded with a weighted average discount of 6.96%. Total lease expense for the six (6) months ended June 30, 2024, and 2023, was $87,594 and $86,078, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of June 30, 2024, and December 31, 2023, was $323,468.

	June 30, 2024	December 31, 2023
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	323,468	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	323,468	634,251
Right of Use Assets - net	382,426	443,328
Intangible Assets net	$705,894	$1,077,579

Amortization expense amounted to $0, and $0 for the three (3) months ended June 30, 2024, and 2023, respectively. Amortization expense amounted to $0, and $0 for the six (6) months ended June 30, 2024, and 2023, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the Lifeline license granted by the FCC, all intangible assets are fully amortized as of June 30, 2024.

The reclassification in the Balance Sheet for Right of Use Assets has been made in this filing to conform to both the current and future reported presentation.

NOTE 6 – NOTES PAYABLE

The Company had no outstanding notes payable as of June 30, 2024.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2024, there are no ongoing legal proceedings.

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

Letters of Credit

The Company had no outstanding letters of credit as of June 30, 2024.

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

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the six (6) months period ended June 30, 2024
Revenue	$3,032,773	$6,946,243	$9,979,016
Gross Profit	$763,590	$1,263,622	$2,027,212
Depreciation and amortization	$4,737	$162	$4,899
Additions to property and equipment	$—	$—	$—

For the three (3) months period ended June 30, 2024
Revenue	$1,549,389	$2,793,790	$4,343,179
Gross Profit	$389,981	$509,726	$899,707
Depreciation and amortization	$2,368	$81	$2,449
Additions to property and equipment	$—	$—	$—

For the six (6) months period ended June 30, 2023
Revenue	$2,483,918	$6,149,227	$8,633,145
Gross Profit	$708,155	$1,067,776	$1,775,931
Depreciation and amortization	$1,777	$4,399	$6,176
Additions to property and equipment	$—	$—	$—

For the three (3) months period ended June 30, 2023
Revenue	$1,250,987	$3,350,439	$4,601,426
Gross Profit	$360,674	$413,378	$774,052
Depreciation and amortization	$840	$2,248	$3,088
Additions to property and equipment	$—	$—	$—

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

On May 9, 2024, Robert Beaty, an independent Board member, conveyed to the Company 7,028 shares of the Company’s common stock at a price of $0.63, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the exercise of 25,000 incentive stock options granted to him in 2019 at a price of $0.1771 per share, which was 110% of the fair market value of our common stock on the date of such grant. These 25,000 ISO shares were issued to Mr. Beaty on May 9, 2024, in exchange for the conveyance of the 7,028 shares to the Company.

Non-Compensatory Stock Option Grant

On June 17, 2024, D. Sean McEwen, the Chairman and CEO of the Company, exercised his sixth tranche of 187,500 equity stock options by conveying to the Company 65,737 shares of the Company’s common stock at a price of $0.6275, in an exempt transaction and in full payment of the exercise of the 187,500 stock options granted to him in 2017 at a price of $0.22 per share, which shares were issued on June 17, 2024.

Stock Option Grants

There were no Stock Option Grants provided for during the quarter ended June 30, 2024.

Stock Compensation

The Company offers incentive stock option grants to directors and key employees. Options vest in tranches and typically expire five (5) years from the date of grant. For the six (6) months ended June 30, 2024, and 2023, the Company recorded options expense of $446,747 and $282,569, respectively. For the three months ended June 30, 2024, and 2023, the Company recorded options expense of $222,677 and $139,970, respectively. The option expense not taken as of June 30, 2024, is $2,101,424, with a weighted average term of 3.42 years.

The following table represents stock option activity as of and for the six (6) months ended June 30, 2024:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2023	6,000,000	$0.74	3.69	$872,463
Granted	100,000	0.78
Exercised	(400,000)	0.43
Forfeited	—
Options Outstanding – June 30, 2024	5,700,000	$0.78	3.25	$—

Exercisable and Vested, June 30, 2024	171,339	$0.59	1.56	$5,944

The aggregate intrinsic value for options outstanding as of June 30, 2024, is not calculated because the closing stock price on June 30, 2024, is less than the weighted average exercise price of outstanding options on that date.

NOTE 10 – SUBSEQUENT EVENTS

Below are events that have occurred since June 30, 2024:

On July 24, 2024, D. Sean McEwen, our Chairman and CEO, received a payment in the amount of $75,000 for his contributions in completing and commencing services for the previously disclosed VIVA-US Telecommunications, Inc. transaction. The payment was approved by our Board of Directors on April 9, 2024.

On July 29, 2024, the Company received a cease and desist notice from the State of California Public Utilities Commission (“CPUC”). The cause of the notice was identified as an improperly conducted SMS messaging campaign by one of our distribution channels. Upon receiving the notice, the Company took immediate action to identify the source of the complaint and eliminated the SMS messaging campaign associated with the specific distribution channel. The Company will continue conversations with the CPUC to ensure all marketing campaigns comply.

On August 9, 2024, Robert Beaty, an independent Board member, conveyed to the Company 8,709 shares of the Company’s common stock at a price of $0.48, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the exercise of 25,000 incentive stock options granted to him in 2019 at a price of $0.1672 per share, which was 110% of the fair market value of our common stock on the date of such grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

When used in this Quarterly Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, operating results and financial position. Persons reviewing this Quarterly Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed at the forepart of this Quarterly Report under the caption “Forward-Looking Statements” and include general economic factors, cybersecurity and conditions that may directly or indirectly impact our financial condition or results of operations.

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

Results of Operations

As stated previously in our filings during 2023, including our 10-K Annual Report for the year ended December 31, 2023 (see Part II-Other Information, Item 6, Exhibits, below, for a Hyperlink to this Annual Report), we have shifted our focus of mobile services activations to higher ARPU areas (“Average Revenue Per User”) within our eleven (11) Lifeline states.  As of June 30, 2024, we have added twenty-five (25) new Lifeline states/territories, for a total of thirty-six (36) Lifeline states/territories.  This expanded footprint provides our mobile services business with additional opportunities to serve customers.  Under IM Telecom’s national ETC license, and in accordance with the Excess Telecom Purchase Agreement, the Company will continue to enroll and provide services to qualifying consumers in the FCC Lifeline Program. The Lifeline Program is a separate program from the ACP Program under the FCC, and remains committed and viable in support of providing affordable communication services for low-income consumers.

As mentioned in our Q1 2024 filing, funding for the FCC ACP Program was expected to sunset, or partially sunset, in April, 2024, according to an FCC announcement on February 7, 2024.  Due to a lack of additional funding from Congress, the ACP program has ended for now, and effective June 1, 2024, households are no longer eligible to receive an ACP discount. The ACP Program had recently contributed approximately 30-35% of total Company revenues. In Q2 2024, ACP revenues were approximately 14% of total Company revenue; Hosted Services (“CPaaS services”) were approximately 40% of total Company revenue; and Lifeline sales accounted for approximately 42% of total Company revenue. The Lifeline Program is a U.S. government subsidized telecommunication program created in 1985.  It is separately funded from the ACP Program through fees collected from all U.S. telecommunication invoices. According to the National Lifeline Association (“NaLA”), there are at least eight (8) separate ACP refunding legislative efforts currently moving through the U.S. Congress.  Approximately 22 million American households were receiving ACP Program benefits, and ACP refunding efforts generally enjoy wide bi-partisan support. Regardless of the ACP’s future funding status, management continues to prioritize its growth initiatives within the Company’s Hosted Services segment.  Specifically, our Hosted Services revenue for the six (6) months ended June 30, 2024, grew 22.1% over the six (6) months period ended June 2023.  In Q1 2024, the Company added direct sales resources to our Hosted Services team, in an effort to expand revenues through established relationships in the wholesale, ISP, and carrier verticals. Operational resources were also added to this segment, to support new growth initiatives.

In Q1 2024, the Company chose to expand and reallocate its resources in California to offset the potential risk of an ACP Program end. In lieu of retaining the ACP subsidy, California offers state and federal subsidies which are similar in value to the ACP subsidy. Since Lifeline services are funded by Federal Universal Service Fees (“FUSF”), and not subject to enactment or renewal of government funded appropriations, the Company chose to redirect resources to California Lifeline, where ARPU is equal to or greater than that of ACP.

As previously reported during the first quarter of 2024, the Company entered into a Membership Interest Purchase Agreement with Excess Telecom to sell 49% of IM Telecom in consideration of the sum of $10,000,000.  As part of this sale, the Company paid off all existing and outstanding debt, and gained substantial additional liquidity and Owner’s Equity into the business. Upon final sale of the remaining 51%, if approved by the FCC, the Company shall have the right to continue providing Lifeline qualified services through a Master Distribution Agreement with Excess Telecom, for not less than ten (10) years.  If the FCC does not approve Excess Telecom’s petition to acquire IM Telecom under the Membership Interest Purchase Agreement, KonaTel shall retain 51% ownership of IM Telecom and no monies paid by Excess Telecom to KonaTel shall be refundable. Further, if on or before December 31, 2024, the ACP Program is renewed by the U.S. Congress for a duration of greater than four (4) months (the “ACP Renewal Condition”), Excess Telecom shall pay KonaTel the additional sum of $5,000,000 (the “ACP Renewal Earnout), less the balance of a “Finder’s Fee Payment” to an unrelated third party of approximately $125,000. No assurance can be given that the ACP Program will be renewed by the FCC on or prior to December 31, 2024.

See the Hyperlinked 8-K Current Report dated January 22, 2024 (Excess Telecom Membership Interest Purchase Agreement and related Agreements), filed with the SEC on January 30, 2024, for additional information, in Part II, Other Information, Item 6, Exhibits, hereof.

Comparison of the three (3) months ended June 30, 2024, to the three (3) months ended June 30, 2023

For the three (3) months ended June 30, 2024, we had $4,343,179 in revenues from operations compared to $4,601,426 for the three (3) months ended June 30, 2023, for a total revenue decrease of ($258,247). The decrease in revenue was primarily due to the loss of mobile services revenues under the ACP Program, which only partially funded in May of 2024 and ended on June 1, 2024.

For the three (3) months ended June 30, 2024, our cost of revenue was $3,443,472 compared to $3,827,374 in the three (3) months ended June 30, 2023, for a cost of revenue decrease of ($383,902). Our cost of revenue decrease was a result of lower network, sales compensation and device costs, related to the activity decreases from our Mobile Services subscribers.

For the three (3) months ended June 30, 2024, we had gross profit of $899,707 compared to $774,052 in the three (3) months ended June 30, 2023, for a gross profit increase of $125,655. This increase primarily resulted from adding higher ARPU activations in our Mobile Services segment, and sourcing lower compensation and network costs.

For the three (3) months ended June 30, 2024, total operating expenses were $2,154,069 compared to $1,774,350 in the three (3) months ended June 30, 2023, for an increase of $379,719. This increase was primarily due to higher payroll and related expense associated with the addition of headcount in our Apeiron subsidiary.

For the three (3) months ended June 30, 2024, other income (expense) was $(4,763) compared to $(222,422) for the quarter ended June 30, 2023. This decrease was primarily the result of no longer owing interest following the payoff of the CCUR loan.

For the three (3) months ended June 30, 2024, we had net loss of $(1,109,697) compared to a net loss of ($1,222,720) in the three (3) months ended June 30, 2023.

Comparison of the six (6) months ended June 30, 2024, to the six (6) months ended June 30, 2023

For the six (6) months ended June 30, 2024, we had $9,979,016 in revenues from operations compared to $8,633,145 for the six (6) months ended June 30, 2023, for a total revenue increase of $1,345,871. The increase in revenue was primarily due to our focus on the California market, where unit economics remains favorable under the Lifeline program. The Company added resources to the California market in 2023, following the completion of our OSS/BSS transition to include the State of California. The Company was fully ramped in the six (6) months ended June 30, 2024, as compared to building a California base in 2023. Revenues in our Mobile Services segment are primarily gained as a result of delivering high-speed mobile voice and data service to low-income consumers. The State of California also includes a one-time Linkup fee, which is additive to the differential when comparing the periods. Revenues in our Hosted Services segment increased 21.2%, or approximately $550,000, by comparison during this same period, generally driven by higher volume contracted voice minutes and from the addition of new LTE Wireless WAN solutions customers.

For the six (6) months ended June 30, 2024, our cost of revenue was $7,951,804 compared to $6,857,214 in the six (6) months ended June 30, 2023, for a cost of revenue increase of $1,094,590. Our cost of revenue increase was primarily the result of higher network, sales compensation and device costs, related to a higher level of activity from Mobile Services subscribers.

For the six (6) months ended June 30, 2024, we had gross profit of $2,027,212 compared to $1,775,931 in the six (6) months ended June 30, 2023, for a gross profit increase of $251,280. This increase primarily resulted from adding a higher percent of activations in the California market in our Mobile Services segment, and sourcing lower per subscriber equipment and network costs.

For the six (6) months ended June 30, 2024, total operating expenses were $4,128,529 compared to $3,472,674 in the six (6) months ended June 30, 2023, for an increase of $655,855. This increase was primarily due to higher payroll and related expense associated with the addition of headcount in our Apeiron subsidiary, as well as higher stock expense from grants provided in Q4 2023.

For the six (6) months ended June 30, 2024, other income (expense) was $9,074,704 compared to $(440,674) in the six (6) months ended June 30, 2023. This increase was a result of the gain on sale recognized as part of the sale of 49% interest in IM Telecom.

For the six (6) months ended June 30, 2024, we had net income of $6,973,387 compared to a net loss of ($2,137,417) in the six (6) months ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had $3,681,162 in cash and cash equivalents on hand.

In comparing liquidity between the six (6) month period ending June 30, 2024, and December 31, 2023, cash increased by 373.7%. This increase is the result of cash received as part of the sale of 49% interest in IM Telecom. Liabilities and total overall debt decreased by 54.7% in the six (6) month period ended June 30, 2024, when compared to December 31, 2023, as part of the funds received with the sale of the 49% interest in IM Telecom were used by the Company to pay all material debt obligations then outstanding.

Our current ratio (current assets divided by our current liabilities) increased to 2.20 as of June 30, 2024, compared to .48 as of December 31, 2023. Working capital increased by 201.6%.

Cash Flow from Operations

During the six (6) months ended June 30, 2024, cash flow used in operating activities was ($2,990,950), primarily as a result of debt and other obligations which were paid off as part of a condition to the 49% sale of IM Telecom, as well as a note receivable resulting from the same sale of IM Telecom.

Cash Flows from Investing Activities

During the six (6) months ended June 30, 2024, cash flow provided by investing activities was $9,558,509, as a result of the gain on sale of IM Telecom.

Cash Flows from Financing Activities

During the six (6) months ended June 30, 2024, cash flow used in financing activities was ($3,663,500), primarily as a result of repayments of outstanding notes payable.

Going Concern

For the six (6) months ended June 30, 2024, the Company generated net income of $6,973,387, compared to a net loss for the six (6) months ended June 30, 2023, of ($2,137,417). The Company sold a 49% interest in IM Telecom, which allowed us to pay off all outstanding material debt and retain additive cash. The accumulated deficit as of June 30, 2024, is ($5,265,304).

We are one of only a few telecommunication carriers to hold a national wireless ETC Lifeline license, which provides us with additive reimbursement rates within the states we operate. In Q2 2024, we added an additional ten (10) state licenses, which continues to expand our nationally licensed wireless service coverage. We continue to target and expand into additional ETC licensed states.

As of June 1, 2024, funding for the ACP Program ended, which accounted for approximately 15% of our revenues in Q2 2024 and 33% of our revenues in Q1 2024. There are legislative bills to extend funding currently being discussed with Congressional leaders, however the decisions to further fund the ACP Program (or a similar program) remains uncertain. In light of this uncertainty, the Company has taken initial cost reduction measures while discussions continue in Congress, but further expense reduction steps will be required should it be clear the program will further lapse. Irrespective of an ACP Program extension, the California Lifeline Program provides ongoing business continuity due to its additional state funding and Linkup program.

As a result of the Company’s elimination of outstanding debt and increased cash position, the Company has ameliorated any substantial going concern doubt.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the six (6) month period ending June 30, 2024.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2024, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $1,071,558 or 58.0%, and $465,576 or 25.2%. It should be noted that the largest customer is the State of California, and the second largest customer is the federal government, as administered by USAC, under the authority of the FCC. As of December 31, 2023, the Company had a significant concentration of receivables from two (2) customers in the amounts of $1,024,308 or 68.5%, and $285,536 or 19.0%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended June 30, 2024, the Company had two (2) customers that accounted for $1,321,520 or 30.3% and $1,071,558 or 24.6% of revenue, respectively. For the three (3) months ended June 30, 2023, the Company had two (2) customers that accounted for $2,614,769 or 56.8% and $745,484 or 16.2% of revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Part I, Item 1A. Risk Factors, commencing on page ten (10) of our Annual Report for the year ended December 31, 2023, filed with the SEC on April 1, 2024, for a list of Risk Factors, which Annual Report can be accessed by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof. Also see “Cybersecurity,” enumerated in “Part I, Item 1C. Cybersecurity,” of this Annual Report, which commence on page twenty (20) thereof, for information on matters related to cybersecurity issues that may affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See NOTE 9-Stockholders’ Equity and NOTE 10-Subsequent Events, of our Condensed Consolidated Financial Statements included in this Quarterly Report respecting the exercise of certain non-compensatory stock options and the grant of certain incentive stock options during or subsequent to the quarter ended June 30, 2024.

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

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(i) Effective July 16, 2024, certain individuals on our executive team voluntarily took up to 50% reductions in gross base salary. This compensation has not been accrued by the Company, and any reductions are to be considered temporarily in place if and until such time that the ACP Program is renewed or extended by Congress, or the Board determines otherwise. Additional reductions in salaries to non-executive positions were also made effective, as of August 1, 2024. These additional reductions have not been accrued by the Company and are also similarly considered temporary. See Part III, Item 11. Executive Compensation, in the December 31, 2023, Annual Report attached hereto by Hyperlink, in Part II, Item 6, Exhibits, hereof, commencing on page 37, regarding management compensation for the years ended December 31, 2023, and 2022.

(ii) No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5–1” trading arrangement during the periods reported in this Quarterly Report.

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

KonaTel, Inc.

Date:	August 14, 2024	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 14, 2024	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	August 14, 2024	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

