Form 10-Q
period 2024-09-30
KonaTel, Inc.
filed 2024-11-14
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	43,503,658 shares
Class	Outstanding as of November 14, 2024

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

Documents Incorporated by Reference

See Part II-Other Information, in Item 6, Exhibits, hereof.

2

KONATEL, INC.

FORM 10-Q

September 30, 2024

PART I - FINANCIAL STATEMENTS

September 30, 2024

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current Assets
Cash and Cash Equivalents	$2,688,303	$777,103
Accounts Receivable, Net	1,860,328	1,496,799
Inventory, Net	360,061	1,229,770
Prepaid Expenses	133,235	129,706
Other Current Assets	1,301,876	—
Total Current Assets	6,343,803	3,633,378

Property and Equipment, Net	16,836	24,184

Other Assets
Intangible Assets, Net	323,468	634,251
Right of Use Asset	351,240	443,328
Other Assets	74,543	74,543
Total Other Assets	749,251	1,152,122
Total Assets	$7,109,890	$4,809,684

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$3,175,696	$3,709,691
Loans Payable, Net of Loan Fees	—	3,655,171
Right of Use Operating Lease Obligation - Current	125,364	127,716
Total Current Liabilities	3,301,060	7,492,578

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	248,826	330,511
Total Long Term Liabilities	248,826	330,511
Total Liabilities	3,549,886	7,823,089
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 43,472,950 outstanding and issued at September 30, 2024 and 43,145,720 outstanding and issued at December 31, 2023	43,489	43,146
Additional Paid In Capital	9,970,733	9,182,140
Accumulated Deficit	(6,454,218)	(12,238,691)
Total Stockholders’ Equity	3,560,004	(3,013,405)
Total Liabilities and Stockholders’ Equity	$7,109,890	$4,809,684

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue	$3,148,409	$4,689,001	$13,127,425	$13,322,146
Cost of Revenue	2,439,037	3,424,832	10,390,841	10,282,046
Gross Profit	709,372	1,264,169	2,736,584	3,040,100

Operating Expenses
Payroll and Related Expenses	1,316,381	686,560	4,108,020	2,933,409
Operating and Maintenance	1,179	1,242	4,143	4,563
Bad Debt	—	200	1,448	214
Professional and Other Expenses	94,435	113,546	435,960	576,964
Utilities and Facilities	50,292	53,814	160,410	162,889
Depreciation and Amortization	2,449	3,088	7,348	9,264
General and Administrative	54,006	35,459	159,974	120,103
Marketing and Advertising	24,629	36,633	85,657	120,640
Application Development Costs	259,836	185,350	853,719	628,508
Taxes and Insurance	93,385	17,214	208,442	49,225
Total Operating Expenses	1,896,592	1,133,106	6,025,121	4,605,779

Operating Income/(Loss)	(1,187,220)	131,063	(3,288,537)	(1,565,679)

Other Income and Expense
Gain on Sale	—	—	9,247,726	—
Interest Expense	(407)	(209,991)	(104,737)	(551,123)
Other Income/(Expense), net	(1,287)	(34,288)	(69,979)	(133,831)
Total Other Income and Expenses	(1,694)	(244,279)	9,073,010	(684,954)

Net Income (Loss)	$(1,188,914)	$(113,216)	$5,784,473	$(2,250,633)

Earnings (Loss) per Share
Basic	$(0.03)	$(0.00)	$0.13	$(0.05)
Diluted	$(0.03)	$(0.00)	$0.13	$(0.05)
Weighted Average Outstanding Shares
Basic	43,485,560	42,707,808	43,385,493	42,658,697
Diluted	43,485,560	42,707,808	43,698,965	42,658,697

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2024	43,145,720	$43,146	$9,182,140	$(12,238,691)	$(3,013,405)
Stock Based Compensation	—	—	747,686	—	747,686
Stock Options Exercised	343,525	343	40,907	—	41,250
Net Income	—	—	—	5,784,473	5,784,473
Balances as of September 30, 2024	43,489,245	$43,489	$9,970,733	$(6,454,218)	$3,560,004

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of July 1, 2024	43,472,954	$43,473	$9,669,809	$(5,265,304)	$4,447,978
Stock Based Compensation	—	—	300,940	—	300,940
Stock Options Exercised	16,291	16	(16)	—	—
Net Loss	—	—	—	(1,188,914)	(1,188,914)
Balances as of September 30, 2024	43,489,245	$43,489	$9,970,733	$(6,454,218)	$3,560,004

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2023	42,240,406	$42,240	$8,710,987	$(8,297,864)	$455,363
Stock Based Compensation	—	—	85,133	—	85,133
Stock Options Exercised	617,814	618	123,133	—	123,751
Net Loss	—	—	—	(2,250,633)	(2,250,633)
Balances as of September 30, 2023	42,858,220	$42,858	$8,919,253	$(10,548,497)	$(1,586,386)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of July 1, 2023	42,670,720	$42,671	$9,075,626	$(10,435,281)	$(1,316,984)
Stock Based Compensation	—	—	(197,436)	—	(197,436)
Stock Options Exercised	187,500	187	41,063	—	41,250
Net Loss	—	—	—	(113,216)	(113,216)
Balances as of September 30, 2023	42,858,220	$42,858	$8,919,253	$(10,548,497)	$(1,586,386)

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$5,784,473	$(2,250,633)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	7,348	9,264
Gain on Sale of IM Telecom (49%)	(9,247,726)
Loan Origination Cost Amortization	49,579	131,141
Bad Debt	1,448	214
Stock-based Compensation	747,686	85,133
Non-Compensatory Stock Options Exercised	—	82,500
Change in Right of Use Asset	92,088	101,568
Change in Lease Liability	(84,037)	(87,930)

Changes in Operating Assets and Liabilities:
Accounts Receivable	(364,977)	256,189
Inventory	869,709	(152,848)
Prepaid Expenses	(305,405)	(7,448)
Notes Receivable	(1,000,000)	—
Accounts Payable and Accrued Expenses	(533,995)	635,335
Net cash used in operating activities	(3,983,809)	(1,197,515)

Cash Flows from Investing Activities
Sale of IM Telecom (49%)	9,558,509	—
Net cash provided by investing activities	9,558,509	—

Cash Flows from Financing Activities
Proceeds from Note Payable	—	500,000
Repayments of Note Payable	(3,704,750)	—
Loan Origination Costs	—	(77,250)
Cash received from Stock Options Exercised	41,250	41,250
Net cash provided by (used in) financing activities	(3,663,500)	464,000

Net Change in Cash	1,911,200	(733,515)
Cash - Beginning of Year	777,103	2,055,634
Cash - End of Period	$2,688,303	$1,322,119

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$54,750	$167,900
Cash paid for taxes	$—	$—

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

On December 31, 2018, we acquired Apeiron Systems (www.apeiron.io). Apeiron was organized in 2013 and is an international hosted services Communications Platform as a Service (“CPaaS”) provider that designed, built, owns and operates its national private core network, supporting a suite of business communications services, all accessible via proprietary Applications Programming Interfaces (“APIs”). As a Federal Communication Commission (the “FCC”) licensed Internet Telephony Service Provider (“ITSP”), Apeiron also holds an FCC numbering authority license. Some of Apeiron’s hosted services include Voice over IP (“VoIP”), cellular and Over-The-Top (“OTT”) telephony, SMS/MMS messaging and broadcast services, numbering features, including Cloud IVRs, Voicemail, Fax, Call Recording and other services through local, toll-free and international phone numbers. Supported by its national redundant network, Apeiron also provides public and private IP network services, including Multiprotocol Label Switching (“MPLS”), Dedicated Internet and LTE Wireless WAN solutions. Apeiron’s cloud services include Information Data Dips, Software-Defined Wide Area Networking (“SD-WAN”) and Internet of Things (“IoT”) data and device management. Apeiron primarily distributes its services nationally through its website, its sales staff, independent sales agents and Independent Sales Organizations (“ISOs”).

Apeiron Systems is headquartered in Johnstown, Pennsylvania, where it has customer service and software engineering resources staffed. Additional development resources are staffed out of Los Angeles, California, as well as in Europe and Asia.

On February 5, 2018, we entered into a purchase agreement to acquire 100% of the membership interest in IM Telecom (www.infinitimobile.com). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. IM Telecom operated as a wholly owned subsidiary of KonaTel until the sale of 51% of its membership interest to “Excess Telecom” on January 22, 2024, which is discussed below. It is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of twenty-two (22) original FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan since 2012, of which approximately twelve (12) license holders remain active today. The FCC has not approved (granted) a new wireless reseller Lifeline Compliance Plan since 2012. In addition to being authorized to offer wireless services in the fifty (50) states, Washington D.C., Puerto Rico and the US Virgin Islands, IM Telecom has been licensed by the FCC to offer Lifeline and is designated as an ETC in thirty-eight (38) states/territories which are Alabama, Alaska, Arizona, Arkansas, California, Colorado, Florida, Georgia, Hawaii, Idaho, Iowa, Kentucky, Louisiana, Maryland, Michigan, Minnesota, Missouri, Montana, Nebraska, Nevada, New Jersey, New York, North Dakota, Ohio, Oklahoma, Pennsylvania, Puerto Rico, Rhode Island, South Carolina, Tennessee, US Virgin Islands, Utah, Vermont, Virginia, Washington, West Virginia, Wisconsin and Wyoming.

IM Telecom has been an FCC licensed Affordable Connectivity Program (the “ACP” and the “ACP Program”) provider, authorized to distribute ACP subsidized high-speed mobile voice/data service in the fifty (50) states, Washington D.C. and Puerto Rico. As of June 1, 2024, the ACP Program ended in its current form. The “ACP Extension Act,” among other legislative initiatives, is being considered by Congress for purposes of extending the ACP Program. Stand-alone ACP customers have been given the opportunity to enroll in the Lifeline program, in lieu of ACP benefits. Customers already enrolled in Lifeline, in combination with ACP benefits, continue with Lifeline services. Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income Americans. The ACP Program was an FCC program that provided subsidized high-speed wireless data services to low-income Americans. IM Telecom distributes Lifeline, and prior to June 1, 2024, had distributed ACP services, under its Infiniti Mobile brand name through its website, retail locations and ISOs. IM Telecom also offers non-Lifeline and non-ACP services throughout the United States. IM Telecom has a US-based customer support center located in Atmore, Alabama.

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

Apeiron Systems has eleven (11) full-time employees. The current employees of IM Telecom, twenty-two (22) full-time and one (1) part-time, novated to employees of KonaTel under the Excess Telecom Purchase Agreement. These employees continue to engage in the same manner and function of service provided prior to the aforementioned agreement. KonaTel has four (4) other full-time employees.

Principal Products or Services and their Markets

Our principal products and services, provided through Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS, POTS Replacement), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC and ACP subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to thirty-eight (38) states/territories and our ACP services, which until June 1, 2024, had been distributed in the fifty (50) states, as well as Washington D.C. and Puerto Rico, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

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

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three (3) months ended September 30, 2024, and 2023, and for the nine (9) months ended September 30, 2023, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of September 30, 2023, there were potentially 870,684 dilutive shares.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended September 30,
	2024	2023
Numerator
Net Loss	$(1,188,914)	$(113,216)

Denominator
Weighted-average common shares outstanding, basic	43,485,560	42,707,808
Dilutive impact of stock options	—	—
Weighted-average common shares outstanding, diluted	43,485,560	42,707,808

Net income per common share
Basic	$(0.03)	$(0.00)
Diluted	$(0.03)	$(0.00)

	Nine Months Ended September 30,
	2024	2023
Numerator
Net Income/Loss	$5,784,473	$(2,250,633)

Denominator
Weighted-average common shares outstanding	43,385,493	42,658,697
Dilutive impact of stock options	313,472	—
Weighted-average common shares outstanding, diluted	43,698,965	42,658,697

Net income per common share
Basic	$0.13	$(0.05)
Diluted	$0.13	$(0.05)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of September 30, 2024, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $1,369,032 or 73.3%, and $192,508 or 10.3%. It should be noted that the largest customer is the State of California, and the second largest customer is the federal government, as administered by the Universal Service Administrative Company (“USAC”), under the authority of the FCC. As of December 31, 2023, the Company had a significant concentration of receivables from two (2) customers in the amounts of $1,024,308 or 68.5%, and $285,536 or 19.0%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended September 30, 2024, the Company had three (3) customers that accounted for $953,260 or 30.3%, $665,665 or 21.1% and $617,440 or 19.6% of revenue, respectively. For the (3) three months ended September 30, 2023, the Company had two (2) customers that accounted for $2,793,313 or 59.6% and $772,614 or 16.5% of revenue, respectively.

Other Revenue

The Company has a shared relationship with distribution of Lifeline services through Excess Telecom, under a Master Distribution relationship. Revenue through this relationship is recorded on a net revenue basis. We have performed a principal versus agent analysis under ASC 606-10-25-25 and have determined that we are acting as agent under this relationship.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Going Concern

For the nine (9) months ended September 30, 2024, the Company generated net income of $5,784,473, compared to a net loss for the nine (9) months ended September 30, 2023, of ($2,250,633). The Company sold a 49% interest in IM Telecom, which allowed the business to pay off all outstanding debt and retain additive cash. The accumulated deficit as of September 30, 2024, is ($6,454,218).

We are one of only a few telecommunication carriers to hold a national wireless ETC Lifeline license, which provides us with additive reimbursement rates within the states we operate. In Q2 2024, we added an additional ten (10) state licenses, which continues to expand our nationally licensed wireless service coverage. We have continued to target and expand into additional ETC licensed states.

As of June 1, 2024, funding for the ACP Program ended, which accounted for approximately 15% of our revenues in Q2 2024 and 33% of our revenues in Q1 2024. Legislative efforts to extend funding remain within Congress, however, the decision to further fund the ACP Program (or a similar program) is still uncertain. In light of this uncertainty, the Company took initial steps to reduce costs in Q2 2024 while discussions continued in Congress, and we moved resources and focus in our mobile services segment to California. With the California Lifeline Program, through its additional state funding and Linkup program, the business was able to retain continuity in the mobile services market. In Q3 2024, the Company received a cease and desist letter from the State of California CPUC, specific to a marketing program by one of our master distribution partners. The inquiry into this matter has impacted the timing of payments on our qualified claims (see the heading “Concentration of Credit Risk” in NOTE 1 above).

Through September 30, 2024, and with no visible progress towards an extension of the ACP Program within Congress, the Company is in the process of further cost reduction measures, including reductions within our workforce. Although the Company eliminated its outstanding debt and increased its cash position earlier in the year, uncertainty around the ACP Program, the recent impact on our business in the State of California, and program launch timing for our VIVA-US Telecommunications, Inc. (“VIVA-US”) and our other ongoing health care sales initiatives will play significant roles in our ability to continue operations without more drastic reductions. The lack of our success with any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Quarterly Report.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards, cell phones and tablets, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility, and is reviewed for obsolescence and counted for accuracy with distributors. At September 30, 2024, and December 31, 2023, the Company had inventory of $360,061 and $1,229,770, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of September 30, 2024, and December 31, 2023:

	September 30, 2024	December 31, 2023
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(444,775)	(437,427)
Property and equipment, net	$16,836	$24,184

Depreciation related to Property and Equipment amounted to $2,449 and $3,088 for the three (3) months ended September 30, 2024, and 2023, respectively. Depreciation related to Property and Equipment amounted to $7,348 and $9,264 for the nine (9) months ended September 30, 2024, and 2023, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under non-cancelable leases. As of September 30, 2024, the Company had two (2) properties with lease terms in excess of one (1) year. Of these two (2) leases, one (1) lease expires in 2026, and one (1) lease expires in 2030. Lease payables as of September 30, 2024, is $374,190.

Future lease liability payments under the terms of these leases are as follows:

2024	$39,000
2025	$129,543
2026	$65,967
2027	$54,000
2028	$54,000
Thereafter	$90,000
Total	$432,510
Less Interest	$58,320
Present value of minimum lease payments	$374,190
Less Current Maturities	$125,364
Long Term Maturities	$248,826

The weighted average term of the Right-to-Use leases is 56.3 months recorded with a weighted average discount of 7.01%. Total lease expense for the nine (9) months ended September 30, 2024, and 2023, was $125,917 and $128,582, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of September 30, 2024, and December 31, 2023, was $323,468.

	September 30, 2024	December 31, 2023
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	323,468	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	323,468	634,251
Right of Use Assets - net	351,240	443,328
Intangible Assets net	$674,708	$1,077,579

Amortization expense amounted to $0, and $0 for the three (3) months ended September 30, 2024, and 2023, respectively. Amortization expense amounted to $0, and $0 for the nine (9) months ended September 30, 2024, and 2023, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the Lifeline license granted by the FCC, all intangible assets are fully amortized as of September 30, 2024.

The reclassification in the Balance Sheet for Right of Use Assets has been made in this filing to conform to both the current and future reported presentation.

NOTE 6 – NOTES PAYABLE

The Company had no outstanding notes payable as of September 30, 2024.

NOTE 7 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of September 30, 2024, there are no ongoing legal proceedings.

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

Letters of Credit

The Company had no outstanding letters of credit as of September 30, 2024.

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

The following table reflects the result of operations of the Company’s reportable segments:

	Hosted Services	Mobile Services	Total
For the nine (9) months period ended September 30, 2024
Revenue	$4,331,543	$8,795,882	$13,127,425
Gross Profit	$997,448	$1,739,136	$2,736,584
Depreciation and amortization	$2,425	$4,923	$7,348
Additions to property and equipment	$—	$—	$—

For the three (3) months period ended September 30, 2024
Revenue	$1,293,764	$1,854,645	$3,148,409
Gross Profit	$279,818	$429,554	$709,372
Depreciation and amortization	$1,006	$1,443	$2,449
Additions to property and equipment	$—	$—	$—

For the nine (9) months period ended September 30, 2023
Revenue	$3,736,323	$9,585,823	$13,322,146
Gross Profit	$1,059,921	$1,980,179	$3,040,100
Depreciation and amortization	$2,598	$6,666	$9,264
Additions to property and equipment	$—	$—	$—

For the three (3) months period ended September 30, 2023
Revenue	$1,252,405	$3,436,596	$4,689,001
Gross Profit	$351,766	$912,403	$1,264,169
Depreciation and amortization	$825	$2,263	$3,088
Additions to property and equipment	$—	$—	$—

NOTE 9 – STOCKHOLDERS’ EQUITY

Common Stock

On August 9, 2024, Robert Beaty, an independent Board member, conveyed to the Company 8,709 shares of the Company’s common stock at a price of $0.48, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the exercise of 25,000 incentive stock options granted to him in 2019 at a price of $0.1672 per share, which was 110% of the fair market value of our common stock on the date of such grant. These 25,000 ISO shares were issued to Mr. Beaty on August 9, 2024, in exchange for the conveyance of the 8,709 shares to the Company.

Non-Compensatory Stock Option Grant

On September 17, 2024, the Company’s Board of Directors adopted resolutions to extend Mr. McEwen's expiration dates on his last two (2) 187,500 share option tranches by one (1) year, or to respectively expire at midnight on September 17, 2025, and December 17, 2025.

Stock Option Grants

There were no Stock Option Grants provided for during the quarter ended September 30, 2024.

Stock Compensation

The Company offers incentive stock option grants to directors and key employees. Options vest in tranches and typically expire five (5) years from the date of grant. For the nine (9) months ended September 30, 2024, and 2023, the Company recorded options expense of $747,686 and $85,133, respectively. For the three months ended September 30, 2024, and 2023, the Company recorded options expense of $300,940 and $(197,436), respectively. The option expense not taken as of September 30, 2024, is $2,288,689, with a weighted average term of 3.34 years.

On September 17, 2024, the Board of Directors approved a plan allowing the Company to reprice certain employee stock options granted by the Board of Directors under the Company’s 2018 Stock Option Plan to the closing price of the Company’s common stock on September 16, 2024, which closing price was $0.37. Employees who qualified for the repricing had previously taken voluntary pay reductions during Q2 2024. In exchanging the new award for the original award, an incremental cost is recognized over the remaining life of the service period, in addition to recognizing any remaining and unrecognized cost under the original award. Incremental value for vested awards is immediately recognized. The repricing will have a measurable impact to Stock Option Expense going forward. This is accounted for under ASC 718-20-35-3 through ASC 718-20-35-4. The Board of Directors also extended the conditional vesting date of a tranche of 650,000 ISOs of Robert Beaty, an independent Board member, related to the required number of customers VIVA-US is to have for the vesting of this tranche of ISOs by one (1) year.

The following table represents stock option activity as of and for the nine (9) months ended September 30, 2024:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2023	6,000,000	$0.74	3.69	$872,463
Granted	100,000	0.47
Exercised	(425,000)	0.41
Forfeited	—
Options Outstanding – September 30, 2024	5,675,000	$0.78	3.52	$—

Exercisable and Vested, September 30, 2024	313,472	$0.51	1.79	$—

The aggregate intrinsic value for options outstanding as of September 30, 2024, is not calculated because the closing stock price on September 30, 2024, is less than the weighted average exercise price of outstanding options on that date.

NOTE 10 – SUBSEQUENT EVENTS

Below are events that have occurred since September 30, 2024:

On November 11, 2024, Robert Beaty, an independent Board member, conveyed to the Company 10,587 shares of the Company’s common stock at a price of $0.39485, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the exercise of 25,000 incentive stock options granted to him in 2019 at a price of $0.1672 per share, which was 110% of the fair market value of our common stock on the date of such grant.

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

Results of Operations

As stated previously in our filings during 2023, including our 10-K Annual Report for the year ended December 31, 2023 (see Part II-Other Information, Item 6, Exhibits, below, for a Hyperlink to this Annual Report), we shifted our focus of mobile services activations to higher ARPU areas (“Average Revenue Per User”) within our eleven (11) Lifeline states.  As of September 30, 2024, we have added twenty-seven (27) new Lifeline states/territories, for a total of thirty-eight (38) Lifeline states/territories.  This expanded footprint provides our mobile services business with additional opportunities to serve customers.  Under IM Telecom’s national ETC license, and in accordance with the Excess Telecom Purchase Agreement, the Company will continue to enroll and provide services to qualifying consumers in the FCC Lifeline Program. The Lifeline Program is a separate program from the ACP Program under the FCC, and remains committed and viable in support of providing affordable communication services for low-income consumers.

As mentioned in our Q1 2024 filing, funding for the FCC ACP Program was expected to sunset, or partially sunset, in April, 2024, according to an FCC announcement on February 7, 2024.  Due to a lack of additional funding from Congress, the ACP program has ended. Effective June 1, 2024, households were no longer eligible to receive an ACP discount. The Company placed the customers that were participating in the ACP Program into a dormant state, which would allow for the customer handset and data service to be re-engaged should the ACP Program be extended and re-funded. During Q3, these customers were provided with an “opt in” available product that would allow them to convert from ACP to a Lifeline only service pending the outcome of several Congressional paths to restore the ACP Program. This product was available to customers that were in an authorized Lifeline territory. The ACP Program had recently contributed approximately 30-35% of total Company revenues. In Q2 2024, ACP revenues were approximately 14% of total Company revenue; Hosted Services (“CPaaS services”) were approximately 40% of total Company revenue; and Lifeline sales accounted for approximately 42% of total Company revenue. The Lifeline Program is a U.S. government subsidized telecommunication program created in 1985.  It is separately funded from the ACP Program through fees collected from all U.S. telecommunication invoices. According to the National Lifeline Association (“NaLA”), there were at least eight (8) separate ACP refunding legislative efforts currently moving through the U.S. Congress.  Approximately 22 million American households were receiving ACP Program benefits, and ACP refunding efforts generally enjoy wide bi-partisan support. Regardless of the ACP’s future funding status, management continues to prioritize its growth initiatives within the Company’s Hosted Services segment.  Specifically, our Hosted Services revenue for the nine (9) months ended September 30, 2024, grew 14.6% over the nine (9) months period ended September 2023.  In Q1 2024, the Company added direct sales resources to our Hosted Services team, in an effort to expand revenues through established relationships in the wholesale, ISP, and carrier verticals. Operational resources were also added to this segment, to support new growth initiatives.

In Q1 2024, the Company chose to expand and reallocate its resources in California to offset the potential risk of an ACP Program end. In lieu of retaining the ACP subsidy, California offers state and federal subsidies which are similar in value to the ACP subsidy. Since Lifeline services are funded by the Federal Universal Service Fund (“FUSF”), and not subject to enactment or renewal of government funded appropriations, the Company chose to redirect resources to California Lifeline, where ARPU is equal to or greater than that of ACP. Our California Lifeline revenue for the nine (9) months ended September 30, 2024, grew 209.0% over the nine (9) months period ended September 2023

As previously reported during the first quarter of 2024, the Company entered into a Membership Interest Purchase Agreement with Excess Telecom to sell 49% of IM Telecom in consideration of the sum of $10,000,000.  As part of this sale, the Company paid off all existing and outstanding debt, and gained substantial additional liquidity and Owner’s Equity into the business. Upon final sale of the remaining 51%, if approved by the FCC, the Company shall have the right to continue providing Lifeline qualified services through a Master Distribution Agreement with Excess Telecom, for not less than ten (10) years.  If the FCC does not approve Excess Telecom’s petition to acquire IM Telecom under the Membership Interest Purchase Agreement, KonaTel shall retain 51% ownership of IM Telecom and no monies paid by Excess Telecom to KonaTel shall be refundable. Further, if on or before December 31, 2024, the ACP Program is renewed by the U.S. Congress for a duration of greater than four (4) months (the “ACP Renewal Condition”), Excess Telecom shall pay KonaTel the additional sum of $5,000,000 (the “ACP Renewal Earnout), less the balance of a “Finder’s Fee Payment” to an unrelated third party of approximately $125,000. No assurance can be given that the ACP Program will be renewed by the FCC on or prior to December 31, 2024.

See the Hyperlinked 8-K Current Report dated January 22, 2024 (Excess Telecom Membership Interest Purchase Agreement and related Agreements), filed with the SEC on January 30, 2024, for additional information, in Part II, Other Information, Item 6, Exhibits, hereof.

Comparison of the three (3) months ended September 30, 2024, to the three (3) months ended September 30, 2023

For the three (3) months ended September 30, 2024, we had $3,148,409 in revenues from operations compared to $4,689,001 for the three (3) months ended September 30, 2023, for a total revenue decrease of ($1,540,592). The decrease in revenue was primarily due to the loss of mobile services revenues under the ACP Program, which last funded in Q2 2024.

For the three (3) months ended September 30, 2024, our cost of revenue was $2,439,037 compared to $3,424,832 in the three (3) months ended September 30, 2023, for a cost of revenue decrease of ($985,795). Our cost of revenue decrease was a result of lower network, sales compensation and device costs, related to the activity decreases from our Mobile Services subscribers.

For the three (3) months ended September 30, 2024, we had gross profit of $709,372 compared to $1,264,169 in the three (3) months ended September 30, 2023, for a gross profit decrease of ($554,797). This decrease primarily resulted from adding fewer higher ARPU activations in our Mobile Services segment, due to the loss of mobile services revenues under the ACP Program.

For the three (3) months ended September 30, 2024, total operating expenses were $1,896,592 compared to $1,133,106 in the three (3) months ended September 30, 2023, for an increase of $763,486. This increase was primarily due to a reversal of stock option expense as the result of employee forfeitures of incentive stock options taken in Q3 2023. Additionally, there was an increase in payroll and related expense associated with the addition of headcount in our Apeiron subsidiary.

For the three (3) months ended September 30, 2024, other income (expense) was $(1,694) compared to $(244,279) for the quarter ended September 30, 2023. This decrease was primarily the result of no longer owing interest following the payoff of the CCUR loan.

For the three (3) months ended September 30, 2024, we had net loss of $(1,188,914) compared to a net loss of ($113,216) in the three (3) months ended September 30, 2023.

Comparison of the nine (9) months ended September 30, 2024, to the nine (9) months ended September 30, 2023

For the nine (9) months ended September 30, 2024, we had $13,127,425 in revenues from operations compared to $13,322,146 for the nine (9) months ended September 30, 2023, for a total revenue decrease of $(194,721). The decrease in revenue was primarily due to the loss of mobile services revenues under the ACP Program, which last funded in Q2 2024. Revenues in our Hosted Services segment increased 14.6%, or approximately $622,616, by comparison during this same period, generally driven by higher volume contracted voice minutes and from the addition of new LTE Wireless WAN solutions customers.

For the nine (9) months ended September 30, 2024, our cost of revenue was $10,390,841 compared to $10,282,046 in the nine (9) months ended September 30, 2023, for a cost of revenue increase of $108,795. Our cost of revenue increase was primarily the result of higher network, sales compensation and device costs, related to a higher level of activity from Mobile Services subscribers.

For the nine (9) months ended September 30, 2024, we had gross profit of $2,736,584 compared to $3,040,100 in the nine (9) months ended September 30, 2023, for a gross profit decrease of $(303,517). This decrease primarily resulted from adding fewer, higher ARPU subscribers, due to the ACP program expiring, and higher network costs.

For the nine (9) months ended September 30, 2024, total operating expenses were $6,025,121 compared to $4,605,779 in the nine (9) months ended September 30, 2023, for an increase of $1,419,342. This increase was impacted by a reversal of stock option expense as the result of employee forfeitures of incentive stock options taken in Q3 2023, in addition to increases in payroll and related expense associated with additive headcount in our Apeiron subsidiary, as well as increases in consulting fees.

For the nine (9) months ended September 30, 2024, other income (expense) was $9,073,010 compared to $(684,954) in the nine (9) months ended September 30, 2023. This increase was a result of the gain on sale recognized as part of the sale of 49% interest in IM Telecom.

For the nine (9) months ended September 30, 2024, we had net income of $5,784,473 compared to a net loss of ($2,250,633) in the nine (9) months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had $2,688,303 in cash and cash equivalents on hand.

In comparing liquidity between the nine (9) month period ending September 30, 2024, and December 31, 2023, cash increased by 245.9%. This increase is the result of cash received as part of the sale of 49% interest in IM Telecom. Liabilities and total overall debt decreased by 54.6% in the nine (9) month period ended September 30, 2024, when compared to December 31, 2023, as part of the funds received with the sale of the 49% interest in IM Telecom were used by the Company to pay all material debt obligations then outstanding.

Our current ratio (current assets divided by our current liabilities) increased to 1.92 as of September 30, 2024, compared to .48 as of December 31, 2023. Working capital increased by 178.8%.

Cash Flow from Operations

During the nine (9) months ended September 30, 2024, cash flow used in operating activities was ($3,983,809), primarily as a result of debt and other obligations which were paid off as part of a condition to the 49% sale of IM Telecom, as well as a note receivable resulting from the same sale of IM Telecom.

Cash Flows from Investing Activities

During the nine (9) months ended September 30, 2024, cash flow provided by investing activities was $9,558,509, as a result of the gain on sale of IM Telecom.

Cash Flows from Financing Activities

During the nine (9) months ended September 30, 2024, cash flow used in financing activities was ($3,663,500), primarily as a result of repayments of outstanding notes payable.

Going Concern

For the nine (9) months ended September 30, 2024, the Company generated net income of $5,784,473, compared to a net loss for the nine (9) months ended September 30, 2023, of ($2,250,633). The Company sold a 49% interest in IM Telecom, which allowed the business to pay off all outstanding debt and retain additive cash. The accumulated deficit as of September 30, 2024, is ($6,454,218).

We are one of only a few telecommunication carriers to hold a national wireless ETC Lifeline license, which provides us with additive reimbursement rates within the states we operate. In Q2 2024, we added an additional ten (10) state licenses, which continues to expand our nationally licensed wireless service coverage. We have continued to target and expand into additional ETC licensed states.

As of June 1, 2024, funding for the ACP Program ended, which accounted for approximately 15% of our revenues in Q2 2024 and 33% of our revenues in Q1 2024. Legislative efforts to extend funding remain within Congress, however, the decision to further fund the ACP Program (or a similar program) is still uncertain. In light of this uncertainty, the Company took initial steps to reduce costs in Q2 2024 while discussions continued in Congress, and we moved resources and focus in our mobile services segment to California. With the California Lifeline Program, through its additional state funding and Linkup program, the business was able to retain continuity in the mobile services market. In Q3 2024, the Company received a cease and desist letter from the State of California CPUC, specific to a marketing program by one of our master distribution partners. The inquiry into this matter has impacted the timing of payments on our qualified claims (see the heading “Concentration of Credit Risk” below).

Through September 30, 2024, and with no visible progress towards an extension of the ACP Program within Congress, the Company is in the process of further cost reduction measures, including reductions within our workforce. Although the Company eliminated its outstanding debt and increased its cash position earlier in the year, uncertainty around the ACP Program, the recent impact on our business in the State of California, and program launch timing for our VIVA-US and our other ongoing health care sales initiatives will play significant roles in our ability to continue operations without more drastic reductions. The lack of our success with any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for twelve (12) month period from the date of this Quarterly Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the nine (9) month period ending September 30, 2024.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of September 30, 2024, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $1,369,032 or 73.3%, and $192,508 or 10.3%. It should be noted that the largest customer is the State of California, and the second largest customer is the federal government, as administered by USAC, under the authority of the FCC. As of December 31, 2023, the Company had a significant concentration of receivables from two (2) customers in the amounts of $1,024,308 or 68.5%, and $285,536 or 19.0%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended September 30, 2024, the Company had three (3) customers that accounted for $953,260 or 30.3%, $665,665 or 21.1% and $617,440 or 19.6% of revenue, respectively. For the (3) three months ended September 30, 2023, the Company had two (2) customers that accounted for $2,793,313 or 59.6% and $772,614 or 16.5% of revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Part I, Item 1A. Risk Factors, commencing on page ten (10) of our Annual Report for the year ended December 31, 2023, filed with the SEC on April 1, 2024, for a list of Risk Factors, which Annual Report can be accessed by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof. Also see “Cybersecurity,” enumerated in “Part I, Item 1C. Cybersecurity,” of this Annual Report, which commences on page twenty (20) thereof, for information on matters related to cybersecurity issues that may affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See NOTE 9-Stockholders’ Equity and NOTE 10-Subsequent Events, of our Condensed Consolidated Financial Statements included in this Quarterly Report respecting the exercise of certain non-compensatory stock options and the grant of certain incentive stock options during or subsequent to the quarter ended September 30, 2024.

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

Item 3. Defaults upon Senior Securities

None; not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

(i) On July 29, 2024, the Company received a cease and desist notice from the State of California Public Utilities Commission (“CPUC”). The cause of the notice was identified as an improperly conducted SMS messaging campaign by one of our distribution channels. Upon receiving the notice, the Company took immediate action to identify the source of the complaint and eliminated the SMS messaging campaign associated with the specific distribution channel. The Company will continue conversations with the CPUC to ensure all marketing campaigns comply. As noted above, California is the largest open receivable as of September 30, 2024. Due to the ongoing cease and desist notice and related inquiry regarding the SMS messaging campaign, payments from California have been delayed, and could cause cash distress to the business going forward.

(ii) No director or Section 16 officer adopted or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule 10b5–1” trading arrangement during the periods reported in this Quarterly Report.

 (iii) Effective November 8, 2024, the Board of Directors amended the Insider Trading Policy of the Company to exempt from the “Black-Out Periods” therein the exercise of stock options by the conveyance to the Company of fully-paid shares of common stock of the Company that are owned by the holder of the stock options in payment of any exercise price of the stock options, based upon the closing price of such common stock on a nationally recognized market for the trading of the Company’s common stock, under any equity, pension or stock option plan or stock option agreement, provided that the subject stock options will expire during the Black-Out Periods if not exercised. The Board of Directors also changed the “Compliance Officer” to Brain R. Riffle, the Company’s CFO. See Exhibit 99.1 in Part II, Item 6, Exhibits, hereof.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
3(i)(a)	Certificate of Amendment to Amended and Restated Certificate of Incorporation (Name Change).	Filed with the Form 8-K filed on February 12, 2018, and incorporated herein by reference.
3(ii)	Amended and Restated Bylaws	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99	Insider Trading Policy
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, were formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL.

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

KonaTel, Inc.

Date:	November 14, 2024	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 14, 2024	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	November 14, 2024	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

