Form 10-K
period 2024-12-31
KonaTel, Inc.
filed 2025-04-15
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2024

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

On June 28, 2024, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $10,634,006, based upon 18,023,740 shares of the Registrant’s common stock being currently owned by such persons, and based upon the closing price of the common stock of the Registrant on the OTC Markets Group, LLC (the “OTC Markets”) “OTCQB Tier” (“KTEL”) of $0.59 per share on June 28, 2024.

As of March 31, 2025, the Registrant had 43,526,417 shares of its common stock, $0.001 par value, issued and outstanding.

REFERENCES

In this Annual Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named Dala Petroleum Corp., which is the Registrant, and our wholly owned subsidiaries at December 31, 2024, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), and Apeiron Systems, Inc., a Nevada corporation (“Apeiron Systems” or “Apeiron”). Our 51% owned subsidiary, IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile,” is referenced herein as “IM Telecom” or “Infiniti Mobile.”

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Annual Report. We cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Annual Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”). Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

CAUTIONARY STATEMENT

Summaries of all agreements or other documents referenced herein or attached hereto by Hyperlink in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, and incorporated herein by reference or otherwise, do not purport to be all inclusive of the terms, conditions and other provisions of such agreements or documents, and accordingly, all such summaries are modified in their entirety to these referenced and Hyperlinked respective agreements or documents.

DOCUMENTS INCORPORATED HEREIN BY REFERENCE

See Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, hereof.

2

3

PART I

ITEM 1.  BUSINESS

Corporate History and Business Development

We were incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation. At that time, all of our prior operations were conducted through Lee Building Products and T. A. Kilgore & Company, which owned and operated a home center in League City, Texas, about thirty (30) miles southeast of downtown Houston, Texas. During 1990, we ceased these operations, and the secured lenders took possession of our assets.

We changed our name to “Dala Petroleum Corp.” on August 29, 2014, after re-entering the development stage and the completion of a merger with our newly formed and wholly owned subsidiary, Dala Acquisition Corp., a Nevada corporation, on June 2, 2014 (respectively, “Dala Acquisition” and the “Dala Merger”). Dala Nevada was wholly owned by Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”). We operated as an early-stage oil exploration company focused on our leased acreage acquired in the Dala Merger until 2016, when Chisholm II returned a total of 8,567,800 shares of the 10,000,000 shares of our common stock exchanged under the Dala Merger to us for cancellation in exchange for our assignment of approximately 55,000 acres, more or less, of our leased acreage or approximately 68.75% of our total leased acreage, to Chisholm II. All of our remaining oil and gas leasehold interests, comprising leases covering approximately 7,489 and 403 acres, more or less, expired in 2017 and 2018, respectively.

On July 20, 2017, pursuant to a Common Stock Purchase Agreement dated July 19, 2017, M2 Equity Partners, LLC, a privately-held Minnesota limited liability company (“M2”), acquired 12,100,000 shares of our common stock in consideration of the sum of $367,500, which resulted in a change in control of our Company.

On November 13, 2017, we filed an Amended and Restated Certificate of Incorporation with the State of Delaware, which removed all of the designations of our preferred stock from our Certificate of Incorporation, while reserving our 50,000,000 authorized and unissued one $0.01 par value shares of preferred stock for future issuance as the Board of Directors may designate and approve.

Effective December 18, 2017, we completed an Agreement and Plan of Merger (the “KonaTel Merger Agreement”) with our newly formed wholly owned subsidiary, Dala Subsidiary Corp., a Nevada corporation (“Dala Nevada”), under which KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), became our wholly owned subsidiary on the closing of the merger (the “KonaTel Nevada Merger”); and we succeeded to the business operations of KonaTel Nevada, comprised of a full service cellular provider that delivered cellular products and services to individual and business customers in various retail and wholesale markets nationwide through its sales network, and we changed our name to “KonaTel, Inc.” on January 16, 2018.

Effective February 7, 2018, and dated as of February 5, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, doing business as “Infiniti Mobile.” The principal asset of IM Telecom at that time was a “Lifeline Program” license of the Federal Communications Commission (“FCC”), which was an FCC approved wireless “Compliance Plan.”

On August 9, 2018, we entered into an Asset Purchase Agreement (the “Telecon Wireless Agreement”) with Telecon Wireless Resources, Inc., a New York corporation (“Telecon Wireless”), whereby we sold various assets, including furniture, fixtures, equipment, accounts receivable and a customer list, among other assets and liabilities, to Telecon Wireless.

Effective December 31, 2018, we completed an Agreement and Plan of Merger with Apeiron Systems (the “Apeiron Systems Merger Agreement”), and under which we exchanged 7,000,000 shares of our common stock for all of the outstanding shares of Apeiron Systems. Apeiron Systems became our wholly owned subsidiary on the closing of the merger (the “Apeiron Systems Merger”). Apeiron Systems was organized in 2013 as a provider of a suite of real-time business communications services that included voice, messaging, network connectivity and platform services.

On December 14, 2020, the shares of our common stock were approved for up listing to the OTC Markets Group LLC (the “OTC Markets”) OTCQB® Venture Market (“OTCQB Tier”). OTCQB is a venture market operated by OTC Markets. To be eligible for quotations on the OTCQB, companies must be current in their reporting obligations under Section 13 or 15(d) of the Exchange Act and undergo an annual verification and management certification process and/or meet other compliance provisions of the OTC Markets contained in its “OTC Alternative Reporting Guidelines,” which include, among other miscellaneous conditions, a minimum bid price of $0.01, a “public float” of not less than 10% of the total outstanding shares and a minimum of fifty (50) beneficial shareholders. The OTC Markets is recognized by the SEC as a “Qualified Interdealer Quotation System” (“IDQS”) under SEC Rule 15c2-11(e)(6); and the OTCQB is an established public market that provides current public information to investors.

On August 25, 2021, we filed a registration statement with the SEC on Form S-8 to register 5,901,884 shares of our common stock reserved for grants underlying our 2018 Incentive Stock Option Plan (the 2018 year designation reflects our change to a calendar year end in 2017, following the closing of the KonaTel Nevada Merger).

On June 14, 2022, we and Apeiron Systems and IM Telecom entered into a Note Purchase Agreement (the “NPA”) with CCUR Holdings, Inc., a Delaware corporation (“CCUR”), as “Collateral Agent”; and CCUR and Symbolic Logic, Inc., a Delaware corporation (“Symbolic”), as “Purchasers,” along with a related Guarantee and Security Agreement (the “GSA”), whereby the Company and its subsidiary companies pledged their assets (including the Company’s equity ownership of its subsidiaries) to secure $3,150,000 (the “Principal Amount”) in debt financing payable in one (1) year (to be repaid prior to nine (9) months), together with interest at the rate of 15% per annum (the “Interest Rate”). On June 1, 2023, we entered into a “First Amendment to the NPA” with CCUR and Symbolic. The purpose of the amendment was to add further growth capital to the Company in the form of “Delayed Draw Notes” in an aggregate principal amount of up to $2,000,000; and in consideration therefor, we provided additional collateral for the NPA. See our 8-K Current Report dated June 14, 2022, filed with the SEC on June 21, 2022, and our 8-KA Current Report dated June 14, 2022, filed with the SEC on June 7, 2023, for additional information on the CCUR Loan. These Current Reports are available by Hyperlink in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15 hereof, and are incorporated herein by reference. The CCUR Loan was paid in full on or about January 23, 2024, which was the “Initial Closing Date” of our “Purchase Agreement” with Excess Telecom, Inc., a Nevada corporation, which is discussed below.

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

On January 24, 2023, we entered into a non-material Membership Interest Purchase Agreement to acquire 100% of Tempo Telecom, LLC, a Georgia limited liability company and an FCC Eligible Telecommunications Carrier (“ETC”) authorized to provide Lifeline services in twenty-one (21) states (respectively, the “Tempo Purchase Agreement” and “Tempo”), the closing of which is subject to the approval of the FCC and applicable state and other governmental agencies, among other conditions. As of December 31, 2024, this agreement continues to be under review by the FCC.

On April 6, 2023, pursuant to a Purchase of Contract Rights Agreement between the Company and Insight Mobile, Inc., a Delaware corporation (respectively, the “Insight Mobile Agreement” and “Insight Mobile”), we and Insight Mobile executed and delivered an Assumption of Membership Interest Purchase Agreement (the “Assignment Agreement”), which is being held in escrow by counsel for Insight Mobile (the “Escrow Agent”) pending satisfaction of all conditions to the closing of the Tempo Purchase Agreement, and whereby Insight Mobile has agreed to pay us the “Purchase Price” of $4,500,000 for our “Contract Rights” under the Tempo Purchase Agreement. For additional information on the Insight Mobile Agreement and the Assignment Agreement, see our 8-K Current Report dated April 6, 2023, filed with the SEC on April 17, 2023, which is Hyperlinked in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below, and is incorporated herein by reference.

On December 8, 2023, we filed an additional registration statement on Form S-8 to increase the number of shares of our common stock available for issuance under our 2018 Incentive Stock Option Plan by 1,700,000 shares. This amendment resulted in 7,848,120 registered shares equaling 1,748,120 shares issued and 6,100,000 reserved shares remaining for future issuance.

Effective December 18, 2023, we and IM Telecom, as the “Purchasers,” entered into an Installment Sale Agreement (the “Installment Sale Agreement”) with ACP Financing VII Limited Liability Company, a Texas limited liability company (“ACP Financing”), as the “Seller,” pursuant to which the Seller agreed to purchase new and refurbished cellular devices for distribution through the Purchasers’ distribution network to Affordable Connectivity Program (the “ACP” [which ended on June 1, 2024, and has not been renewed by the United States Congress]) , Federal Lifeline and California Lifeline eligible consumers, such devices operating on 4G or better technology platforms or any such other consumer technology equipment upon the mutual agreement of the Seller and the Purchasers (the “Devices”), and to sell the Devices to the Purchasers. It is intended that this Installment Sale Agreement will be utilized by KonaTel following the payment of all outstanding amounts owed to ACP Financing. For additional information on the Installment Sale Agreement, see our 8-K Current Report dated December 18, 2023, filed with the SEC on December 22, 2023, which is Hyperlinked in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below, and is incorporated herein by reference.

On November 10, 2023, Apeiron Systems entered into a five (5) year agreement with Viva-US Telecommunications, Inc. (“Viva-US”), as the exclusive supplier of wholesale cellular voice and data, messaging, international call termination, smart SIM (“Subscriber Identity Module”) and other telecommunications services. Apeiron Systems provides these services through its CPaaS (“Communication Platform as a Service”) cloud platform. Viva-US is a US MVNO (“Mobile Virtual Network Operator”) and part of the Balesia Technologies, Inc. group of companies operating MNOs (“Mobile Network Operator”) and MVNOs throughout North and South America, supporting over three million customers in Bolivia, Mexico and Argentina.

On January 22, 2024 (the “Effective Date”), KonaTel and IM Telecom entered into a Membership Interest Purchase Agreement (the “Excess Telecom Purchase Agreement” or the “Membership Interest Purchase Agreement”) with Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), pursuant to which KonaTel conveyed 49% of its membership interest in IM Telecom to Excess Telecom on the “Initial Closing Date” in consideration of the sum of $10,000,000, and if approved by the FCC, will convey the remaining 51% of the membership interest in IM Telecom to Excess Telecom for the sum of $100 on the “Final Closing.” If not approved by the FCC, KonaTel shall retain 51% of IM Telecom and Excess Telecom shall retain 49% of IM Telecom; and KonaTel shall have no obligation to refund any portion of the funds paid by Excess Telecom to KonaTel. Additional agreements were also executed by the parties at the Initial Closing Date of the Excess Telecom Purchase Agreement, including a Management Service Agreement, a Master Distribution Agreement and an Amended and Restated Operating Agreement (collectively, the “Transaction Documents”). As of December 31, 2024, the approval of this agreement by the FCC is still pending. For additional information on these Transaction Documents, see our 8-K Current Report dated January 22, 2024, filed with the SEC on January 30, 2024, which is Hyperlinked in in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below, and are incorporated herein by reference.

Events Subsequent to December 31, 2024

Restatement of Certain Provisions of the Excess Telecom Agreement

IM Telecom and Excess Telecom have been working together to establish best practices in compliance and building an expanded ETC footprint in the United States. In addition to our approved Federal Compliance Plan, IM Telecom has increased its state-authorized ETC approvals and is now approved in forty (40) states. Although these state approvals are complete, IM Telecom is currently awaiting FCC delivery of several Study Area Codes (“SACs”) to begin operating in the additional states. In furtherance of this process, certain of the initial Transaction Documents have been restated by signature dated March 4, 2025, but effective as of the date or dates set forth at the beginning of each of the referenced Transaction Documents and copies of which accompany our 8-KA Current Report dated January 22, 2024, filed with the SEC on March 10, 2025, which is Hyperlinked in in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below, and is incorporated herein by reference.

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

On February 5, 2018, we entered into a purchase agreement to acquire IM Telecom (www.infinitimobile.com). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. IM Telecom currently operates as a 51% owned subsidiary of KonaTel. It is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of twenty-two (22) original FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan since 2012, of which approximately twelve (12) license holders remain active today. The FCC has not approved or granted a new wireless reseller Lifeline Compliance Plan since 2012. As a licensed ETC, IM Telecom is also an FCC licensed Affordable Connectivity Program (the “ACP” or the “ACP Program”) provider, authorized to distribute ACP subsidized high-speed Lifeline subsidized mobile voice/data service in eleven (11) states, which are Vermont, South Carolina, Georgia, Maryland, Kentucky, Wisconsin, Oklahoma, California, New York, Pennsylvania and Nevada. In addition to Lifeline, IM Telecom is also an FCC approved ACP provider authorized to distribute ACP subsidized high-speed mobile data service in the fifty (50) states, Washington D.C. and Puerto Rico. Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income Americans. ACP was an FCC program that provided subsidized high-speed wireless data services to low-income Americans, which expired on June 1, 2024. IM Telecom distributes Lifeline and ACP services under its Infiniti Mobile brand name through its website, sales staff, retail locations and ISOs. IM Telecom also offers non-Lifeline and non-ACP services throughout the United States. IM Telecom has a US-based customer support center located in Atmore, Alabama.

IM Telecom is headquartered in Plano, Texas, and has a warehouse operation in Tulsa, Oklahoma, and a customer service center in Atmore, Alabama. We are headquartered in Plano, Texas. Apeiron Systems has nine (9) full-time employees; IM Telecom has fifteen (15) full-time employees; and we have four (4) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, provided through Apeiron Systems and IM Telecom, include our CPaaS suite of services (SIP/VoIP, SMS/MMS, POTS Replacement), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services and our ETC and ACP subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to forty (40) states/territories and our ACP services, which until the termination of the ACP Program on June 1, 2024, had been distributed in the fifty (50) states, as well as Washington D.C. and Puerto Rico, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

We generate revenue from two (2) primary sources, Hosted Services and Mobile Services:

•	Our Hosted Services include a suite of hosted CPaaS services within Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management, of which IoT provides device connectivity via wireless 4G/5G. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and ISOs.

•	Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes, equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or previously under the FCC’s ACP Program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP Program, are subject to change and any change, reduction or elimination may have a material impact on our Mobile Services business; and as referenced above, the ACP Program terminated on June 1, 2024, and has not been renewed by Congress.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Our 51% owned subsidiary, IM Telecom, is an FCC licensed ETC and is one of the original twenty-two (22) FCC licensed wireless cellular resellers to hold an FCC approved wireless Lifeline Compliance Plan in the United States (as of 2012), of which approximately twelve (12) license holders remain active today. As a licensed ETC, IM Telecom is currently authorized to distribute Lifeline subsidized mobile voice/data service in up to forty (40) states. Although the ACP program officially ended in June of 2024, IM Telecom is also an FCC licensed ACP carrier, authorized to distribute ACP subsidized mobile data services in the fifty (50) states, as well as Washington D.C. and Puerto Rico. Infiniti Mobile also offers non-Lifeline and non-ACP services. IM Telecom intends to maintain the designation with anticipation that the program, or one similar, will be restarted.

We hold a United States Patent and Trademark Office registered trademark “Lifeline+®” and use this Trademark in our marketing materials.

Competition

The telecommunications industry is highly competitive. Our primary cellular competitors include other resellers and national carriers, such as AT&T, Verizon and T-Mobile. These national cellular carriers are facility-based, are significantly larger than us and enjoy trade name and trademark public recognition, as well as greater resources, scale and competitive advantages, among other substantial factors, as compared to us. In addition, our cellular competitors also include numerous smaller regional carriers, existing MVNOs and ETCs, such as Metro PCS, Cricket Wireless, TracFone Wireless, TruConnect and Assurance Wireless, many of which offer or may offer cellular, mobile data, Lifeline and ACP services, along with no-contract postpaid and prepaid service plans. Our CPaaS competitors include, but are not limited to, Twilio, Plivo, Bandwidth, Thinq, VoIP Innovations, Telnyx, Coredial, Vonage/Nexmo, CLX Comm, Genband Kandy, Tropo, Telestax, 2600Hz and Signal Wire. Competitive factors within the telecommunications industry include pricing, market saturation, service and product offerings, customer experience, network investment and quality, development and deployment of technologies and regulatory changes. Some competitors have shown a willingness to use aggressive pricing as a source of differentiation. Other competitors have sought to add ancillary services, like mobile video, to enhance their offerings. Taken together, the competitive factors we face continue to put pressure on margins as companies compete to retain their current customer base and continue to add new developments, many proprietary or patented, and customers.

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

Existing and Probable Government Regulation to Our Current and Intended Business

The FCC has several complex requirements and proceedings that affect our operations and that could increase our costs or diminish our revenues. For example, the FCC has rules regarding the provision of 911 and E-911 services, porting telephone numbers, roaming, disabilities access, privacy and cybersecurity, consumer protection, and the universal service and Lifeline programs, including eligibility, reimbursement and program requirements. Many of these and other issues are being considered in ongoing proceedings, and we cannot predict whether or how such actions will affect our business, financial condition or results of operations. Our ability to provide services and generate revenues has and could continue to be harmed by adverse regulatory action or changes to existing laws and regulations. In addition, regulation of companies that offer competing services can impact our business indirectly.

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

Number of Total Employees and Number of Full-Time Employees

Across our companies, we have a total of twenty-eight (28) full-time employees and no part-time employees.

Subsidiaries

We have two (2) wholly owned subsidiaries: KonaTel Nevada and Apeiron Systems; and we currently own 51% of IM Telecom, with the remaining 49% being owned by Excess Telecom, which, if our Excess Telecom Purchase Agreement is approved by the FCC, Excess Telecom will own 100% of IM Telecom, subject to existing related Transaction Documents. Our subsidiary, KonaTel Nevada, has remained inactive since early 2021.

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

For the year end December 31, 2024, we reported gross revenues of $15,503,251, cost of revenues of $12,088,944, operating expenses of $7,905,600, other income and expenses of $9,213,940 and a net income of $4,722,647.

For the prior year ended December 31, 2023, we reported gross revenues of $18,223,745, cost of revenues of $14,850,105, operating expenses of $6,494,243, other income and expenses of ($820,224) and net loss of ($3,940,827).

For the year ended December 31, 2024, we had $9,056, in non-cash depreciation expense. As of December 31, 2024, our accumulated deficit was ($7,516,044).

The United States Government’s dissolution or reduction of the Lifeline Program or the elimination of “resellers” of these services will and has had a substantial adverse effect on our current and planned business operations.

•	Considering there are approximately 7,300,000 current Lifeline users and approximately 38,000,000 eligible Lifeline customers (according to Universal Service Administrative Company, a governmental body that administers the “Universal Service Fund” of the FCC [the “USF”]), this would be a draconian move; however, it is a possibility. Federal or state governmental agencies could also significantly reduce or delay Lifeline reimbursement payments to Lifeline carriers, forcing Lifeline carriers to continue to provide minimum Lifeline services and at a reduced reimbursement rate. Depending on any reimbursement reduction, a reduction would diminish earnings and could make Lifeline unprofitable. The FCC established the Lifeline program in 1985 to ensure that qualifying low-income consumers could afford phone service and the opportunities and security it provides. Congress supported and strengthened Lifeline in the Telecommunications Act of 1996, requiring that affordable service and advanced communications be available to low-income consumers across the country.

•	Lifeline and ACP require several factors to be successful. The impact of negative governmental changes and negative national carrier pricing have been outlined above. In addition to those two risks, an interruption to the supply of low-cost phones and/or a reduction of Lifeline and ACP agents (no access to or not enough access to agents) would have a negative impact on Lifeline and/or ACP services.

•	Adequate equipment financing and available cash resources to pay up-front compensation payments (sometimes required) is critical to facilitate Lifeline, ACP, B2B and retail sales, and the lack of these resources would have a negative impact on our business.

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

If the Company is unable to generate sufficient cash flow or raise additional capital, our plans to operate our business may be adversely affected, and we could be required to curtail our activities significantly and/or cease operations. If we seek to raise capital, we may be required to pay higher prices for capital based upon the current illiquid market for our common stock, among other factors.

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

Legal challenge to the Universal Service Fund (“USF”) could adversely affect our business.

Currently before the U.S. Supreme Court is a challenge to the 1996 statute creating the USF to promote the infrastructure necessary to provide nationwide communications service to rural communities, schools and low-income consumers. The plaintiffs in the case argue that the statute creating the USF delegated too much power to the FCC to administer the fund through the establishment of contribution rates paid into the fund by telecommunications companies. The FCC created a separate not-for-profit corporation called the Universal Service Administrative Company to oversee the fund and its receipts and disbursements. Historically, courts have unanimously rejected such claims; however, the U.S. Court of Appeals for the 5th Circuit ruled that the statute is unconstitutional. If the plaintiffs in this case are successful, the U.S. Supreme Court could agree with the U.S. Court of Appeals and the USF could be abolished, creating a barrier for low-income consumers to receive the benefits they have received since 1996. Without funding received from the Lifeline Program, our IM Telecom business will be adversely impacted.

Recent reductions in force (“RIF”) could adversely affect our business.

In November of 2024, we determined that in order to achieve certain necessary cost reductions created by the expiration of the Affordable Connectivity Program, a RIF of certain positions within the Company was necessary. This RIF included several key personnel with significant knowledge of the industry and operation of the Company. This reduction in personnel could create a strain on our ability to execute new business opportunities that may arise prevent our future growth.

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

As of the date of this Annual Report, D. Sean McEwen, our Chairman and Chief Executive Officer, beneficially owns approximately 37% of our issued and outstanding shares of common voting stock by reason of his personal holdings. This percentage includes certain vested non-compensatory stock options which he owns and that can be exercised on or before midnight on September 18 and December 18, 2025, for 187,500 shares, respectively, at an exercise price of $0.22 per share, and all of which options are described under the caption “Security Ownership of Certain Beneficial Owners and Management” in Part III, Item 12 hereof. As a result, Mr. McEwen may have the ability to substantially control the election of our board of directors, the outcome of issues requiring approval by our shareholders and other corporate actions. This concentration of ownership may also have the effect of delaying or preventing a change in control of our Company that may be favored by other shareholders; and could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices. This concentration of ownership and influence in management and board decision making could also harm the price of our capital stock by, among other things, discouraging a potential acquirer from seeking to acquire shares of our capital stock, whether by making a tender offer or attempting to obtain control of our Company. Also see the caption “Executive Compensation” of Part III, Item 11 hereof.

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

During the year ended December 31, 2021, our Board of Directors adopted an Insider Trading Policy, which was amended in the latter part of 2024.

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

Effective November 8, 2024, our Board of Directors amended our Insider Trading Policy to exempt the exercise of stock options granted by the Company that allow payment of the exercise price of such stock options by the holder’s conveyance of fully-paid shares of common stock of the Company having a value on the date of exercise equal to the exercise price of the subject stock options, based upon the closing price of our shares of common stock on or about the date of exercise, from the Black-Out Periods. See Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15 Exhibit 99.1. This summary is modified in its entirely by reference to Exhibit 99.1.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.   CYBERSECURITY

We face significant and persistent cybersecurity risks due primarily to (i) the substantial level of harm that could occur to us and our customers were we to suffer impacts of a material cybersecurity incident; and (ii) our use of third-party products, services and components. We are committed to maintaining strong governance and oversight of these risks and to implementing mechanisms, controls, technologies and processes designed to help us assess, identify and manage these risks. While we have not, as of the date of this Annual Report, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. In addition, these threats are constantly evolving, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate unauthorized attempts and attacks against our network, products and services, and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats.

We aim to incorporate industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies and other processes to assess, identify and manage material cybersecurity risks. Our cybersecurity program is designed to be aligned with applicable industry standards and is assessed periodically by independent third parties. We have processes in place to assess, identify, manage and address material cybersecurity threats and incidents. These include, among other things: (i) annual and ongoing security awareness training for employees; (ii) mechanisms to detect and monitor unusual network activity; and (iii) containment and incident response tools. We monitor issues that are internally discovered or externally reported that may affect our business, and have processes to assess those issues for potential cybersecurity impact or risk. We also have a process in place to manage cybersecurity risks associated with third-party service providers. We impose security requirements upon our suppliers, including maintaining an effective security management program and abiding by information handling and asset management requirements. We have an escalation process in place to inform our senior management and our Board of Directors of these material issues.

ITEM 2.  PROPERTIES

We do not own any property.

We have leases on the following properties:

On December 18, 2020, we entered into a lease of an office suite in Plano, TX, which commenced on January 25, 2021. Lease payments were deferred until May 1, 2021. Beginning on May 1, 2021, lease payments are $3,650 per month for the twelve (12) month period ended April 30, 2022; $3,735 per month for the twelve (12) month period ended April 30, 2023; $3,819 per month for the twelve (12) month period ending April 30, 2024, and $3,904 per month for the twelve (12) month period ended April 30, 2025. The lease term is for five (5) years.

Through our 51% owned subsidiary, IM Telecom, we have leases on the following properties:

Our Tulsa, Oklahoma distribution center, consisting of approximately 2,466 square feet, is under a three (3) year lease that commenced on August 1, 2022. Monthly lease payments for this property are $2,356 per month for the twelve (12) month period ended July 31, 2023; $2,415 per month for the twelve (12) month period ending July 31, 2024, and $2,475 per month for the twelve (12) month period ending July 31, 2025.

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

(This space intentionally left blank.)

22

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

For any market that develops for our common stock, the sale of shares of our common stock that is comprised of “restricted securities” pursuant to Rule 144 of the SEC or any other available exemption from registration under the Securities Act or by registration under the Securities Act by members of management or others, including any person to whom any such securities may be issued in the future, may have a substantial adverse impact on any such public market.  For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” of this Item below.

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

Also, see the heading “Risks Related to Our Common Stock” of the caption “Risk Factors” in Part I, Item 1A hereof.

The following table sets forth, for the periods indicated over the last two (2) years, the high and low closing prices during each period, as reported by the OTC Markets and OTCQB Markets, and represents prices between dealers that do not include retail markups, markdowns or commissions and may not represent actual transactions:

	For the Years Ended December 31,
	2024		2023
	High	Low	High	Low
First Quarter	$0.95	$0.61	$1.14	$0.58
Second Quarter	$0.72	$0.46	$0.84	$0.44
Third Quarter	$0.60	$0.33	$1.18	$0.55
Fourth Quarter	$0.51	$0.16	$1.01	$0.58

These prices were obtained from OTC Markets and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

(This space intentionally left blank.)

23

Rule 144

The following is a summary of the current requirements of Rule 144, including issues related to companies that are or have ever been a “shell company,” which includes the Company:

Securities	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three (3) Months)
Restricted Securities of Reporting Issuers

During six (6) month holding period – no resales under Rule 144 Permitted.

After six (6) month holding period – may resell in accordance with all Rule 144 requirements including:

*Current public information ;

Volume limitations ;

Manner of sale requirements for equity securities; and

Filing of Form 144.

*Current public information is continually required for resales under Rule 144 because we were a former shell company.

During six (6) month holding period – no resales under Rule 144 permitted.

After six (6) month holding period but before one (1) year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one (1) year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers

During one (1) year holding period – no resales under Rule 144 permitted.

After one (1) year holding period – may resell in accordance with all Rule 144 requirements including:

*Current public information;

Volume limitations;

Manner of sale requirements for equity securities; and

Filing of Form 144.

During one (1) year holding period – no resales under Rule 144 permitted.

After one (1) year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Holders

We have 555 shareholders of record as of March 31, 2025, not including an indeterminate number of shareholders who may hold their shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

With the exception of the purchase of 375,000 shares of our common stock in year ended December 31, 2024, and 750,000 shares of our common stock in the year ended December 31, 2023, all pursuant to the exercise of certain non-compensatory stock options acquired by our Chairman and CEO, D. Sean McEwen, in 2017, at an exercise price of $0.22 per share, there have been no sales by us of any unregistered or restricted securities during the past two (2) years ended December 31, 2024, and 2023. The exercise price of these stock options was paid from accrued salary owed to Mr. McEwen; cash; or the conveyance of fully-paid shares of our common stock owned by Mr. McEwen of a value equal to the exercise price based on the closing market price of our shares at or about the date of exercise.

Use of Proceeds of Registered Securities

None; not applicable.

Purchases of Equity Securities by Us and Affiliated Purchasers

Excluding incentive stock options or non-compensatory stock options paid for by the conveyance of fully-paid and owned shares of our common stock to us by any such option holders, which shares had a value equal to the exercise price of any such options, based on the closing market price of our shares at or about the date of exercise, none.

ITEM 6:  [RESERVED]

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions and financial trends that may affect our future plans of operations, business strategy, operating results and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed at the forepart of this Annual Report under the heading “Forward-Looking Statements” on page 2 hereof.

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

Comparison of the Year Ended December 31, 2024, to the Year ended December 31, 2023

Results of Operations

In comparing our Statements of Operations between the years ended December 31, 2024, and 2023, we had declines in revenue and costs of revenue, increases in operating expenses, and lower net income.

For the year ended December 31, 2024, we had $15,503,251 in revenues from operations compared to $18,223,745 in the prior year ended December 31, 2023, for a total revenue decrease of ($2,720,494) in 2024. The decrease in 2024 revenue was due to fewer activations within our Mobile Services segment. A major influence in this decline in revenue was the result of the ACP Program ending on June 1, 2024, which reduced government subsidized revenues for Infiniti Mobile.

For the year ended December 31, 2024, our cost of revenue was $12,088,944 compared to $14,850,105 in the prior year ended December 31, 2023, for a cost of revenue decrease of ($2,761,161) in 2024. Our cost of revenue decrease was the result of delivering fewer devices to subscribers, which reduced the costs of devices, network and compensation, as a result of the elimination of the ACP Program.

For the year ended December 31, 2024, we had gross profit of $3,414,307 compared to $3,373,640 in the prior year ended December 31, 2023, for a gross profit increase of $40,667 in 2024. This increase was primarily due to a reduction in acquisition costs in 2024.

For the year ended December 31, 2024, total operating expenses were $7,953,378 compared to $6,494,243 in the prior year ended December 31, 2023, for an increase of $1,459,135 in 2024. This increase was due primarily due to higher payroll and related expenses for Apeiron Systems.

For the year ended December 31, 2024, other income (expense) was $9,213,940 compared to ($820,224) in the prior year ended December 31, 2023. This increase was due primarily to our sale of 49% of the Membership Interest in IM Telecom to Excess Telecom on January 22, 2024, for an aggregate purchase price of $10,000,000, and, if approved the FCC, Excess can acquire the remaining 51% for $100.

For the year ended December 31, 2024, we had a net income of $4,490,818 compared to a net loss of ($3,940,827) in the prior year ended December 31, 2023. The increase in net income was also primarily the result of the sale of the 49% Membership Interest in IM Telecom to Excess Telecom in the first quarter of 2024.

Liquidity and Capital Resources

As of December 31, 2024, we had $1,679,345 in cash and cash equivalents on hand.

Our ability to continue as a business is dependent upon our generating profitable operations in the future and/or obtaining the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve (12) months with revenues from operations, cash on hand and potentially the use of financing for growth accelerating opportunities.

In comparing liquidity between the years ending December 31, 2024, and 2023, cash increased by 116%. The increase was primarily the result of the sale of the 49% Membership Interest in IM Telecom to Excess Telecom in the first quarter of 2024. Total liabilities decreased by 64.2% in 2024 when compared to 2023, as the result of the repayment of the CCUR Loan and the ACP Finance loan for device financing from funds received from Excess Telecom under the Excess Telecom Purchase Agreement. We also had working capital of $2,006,701 for the year ended December 31, 2024, also primarily resulting from the additional cash and cash equivalents received from the Excess Telecom Purchase Agreement. In January, 2024, the CCUR Loan and the outstanding obligations to ACP Finance, were fully paid off with a part of these proceeds.

Our current ratio (current assets divided by current liabilities) was 1.78 as of December 31, 2024, and .48 as of December 31, 2023.

Cash Flows from Operations

During the year ended December 31, 2024, and the year ended December 31, 2023, cash flow used in operating activities was $(3,992,767) and $(1,792,032), respectively. Cash flows provided by operating activities were mainly impacted by the adjustment to net income due to the gain on sale of 49% of IM Telecom.

Cash Flows from Investing Activities

During the year ended December 31, 2024, and the year ended December 31, 2023, cash flow provided by investing activities was $8,558,509 and $0, respectively. This increase was the result of the sale of the 49% Membership Interest in IM Telecom to Excess Telecom.

Cash Flows from Financing Activities

During the year ended December 31, 2024, and the year ended December 31, 2023, cash flow provided by (used in) financing activities was ($3,663,500) and $513,501, respectively. In 2024, cash flow used in financing activities consisted of ($3,704,750) cash used to repay CCUR loan principal and loan fees, and $41,250 cash received from incentive or non-compensatory stock options that were exercised. In 2023, cash flow generated from financing activities consisted of $554,750 cash received from short-term notes payable, ($132,000) cash used for payment of loan origination costs and $90,751 cash received from incentive or non-compensatory stock option exercises.

Going Concern

We generated a net income of $4,490,818 during the year ended December 31, 2024, and we had a net loss of ($3,940,827) in 2023. The Company had a net change in cash of $902,242 and ($1,278,531) in 2024, and 2023, respectively. The accumulated deficit as of December 31, 2024, was ($7,747,873). The Company’s sale of the 49% Membership Interest in IM Telecom to Excess Telecom allowed us to pay off all outstanding debt and retain additive cash.

We are one of only a few telecommunication carriers to hold a national wireless ETC Lifeline license, which provides us with additive reimbursement rates within the states we operate. In Q2 2024, we added an additional ten (10) state licenses, which continues to expand our nationally licensed wireless service coverage. We have continued to target and expand into additional ETC licensed states.

As of June 1, 2024, funding for the ACP Program ended, which accounted for approximately 15% of our revenues in Q2 2024 and 33% of our revenues in Q1 2024. Legislative efforts to extend funding remain within Congress; however, the decision to further fund the ACP Program (or a similar program) is still uncertain. In light of this uncertainty, we took initial steps to reduce costs in Q2 2024 while discussions continued in Congress, and we moved resources and focus to our mobile services segment to California. With the California Lifeline Program, through its additional state funding and Linkup program, our business was able to retain continuity in the mobile services market. In Q3 2024, we received a cease and desist letter from the State of California CPUC, specific to a marketing program by one of our master distribution partners. The inquiry into this matter impacted the timing of payments on our qualified claims through Q4 2024 (see the heading “Concentration of Credit Risk” in NOTE 1 of our audited consolidated financial statements contained in Part II, Item 8 hereof). Since the end of the year, the cease and desist issue has been rectified and all payments are now being received timely.

As of December 31, 2024, and with no visible progress towards an extension of the ACP Program within Congress, we took cost reduction measures, including reductions within our workforce. Although we eliminated our outstanding debt and increased our cash position earlier in the year, uncertainty around the ACP Program (or a similarly funded program), the impacts to our business in the State of California, the program launch timing of VIVA-US Telecommunications, Inc. (“VIVA-US”), and our ongoing health care sales initiative will play significant roles in our ability to continue operations without additional reductions. The lack of our success with any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Annual Report.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements could include the amortization period for intangible assets, valuation and impairment valuation of intangible assets, depreciable lives of the property and equipment, valuation of warrant and beneficial conversion feature debt discounts, valuation of share-based payments and the valuation allowance on deferred tax assets.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. We had no liability for uncertain tax positions as of December 31, 2024, and 2023. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. We do not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2024, and 2023.

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

(This space intentionally left blank.)

29

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KONATEL, INC.

FINANCIAL STATEMENTS

December 31, 2024, and 2023

(This space intentionally left blank)

30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of KonaTel, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of KonaTel, Inc.KONATEL INC (the Company) as of December 31, 2024 and 2023 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of ($7,747,873). The losses in conjunction with uncertainty around of the success of management’s future plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Stock Based Compensation

Description of the Matter:

As discussed in Note 11 to the consolidated financial statements, the Company offers stock option awards that involve complex accounting estimates. Management evaluates the stock option awards in accordance with ASC Topic 718, “Compensation-Stock Compensation” and uses the Black Scholes Model to value the stock option awards. This model requires management to make assumptions, use judgment, and can be complex. Additionally, we note the company has repriced their options and these repricings require complex accounting calculations.

 How We Addressed the Matter in Our Audit

We gained an understanding of management’s processes and methodology to develop the estimates. We reviewed the underlying option agreements. We evaluated management’s selection of a valuation method, tested the inputs used in the valuation method (Black-Scholes) calculation by agreeing terms of the underlying agreements and market information to third-party sites, and recalculated the value of the options and related repricings. We also evaluated the adequacy of the disclosures related to these fair value measurements.

/s/ Haynie & Company

Haynie & Company

Salt Lake City, Utah

April 15, 2025

PCAOB #457

We have served as the Company’s auditor since 2019.

(This space intentionally left blank.)

KONATEL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash and Cash Equivalents	$1,679,345	$777,103
Accounts Receivable, Net	1,533,015	1,496,799
Notes Receivable	1,000,000	—
Inventory, Net	163,063	1,229,770
Prepaid Expenses	94,496	129,706
Other Current Assets	112,170	—
Total Current Assets	4,582,089	3,633,378

Property and Equipment, Net	15,128	24,184

Other Assets
Intangible Assets, Net	323,468	634,251
Right of Use Asset	319,549	443,328
Other Assets	74,328	74,543
Total Other Assets	717,345	1,152,122
Total Assets	$5,314,562	$4,809,684

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$2,277,597	$3,709,691
Loans Payable, Net of Loan Fees	—	3,655,171
Right of Use Operating Lease Obligation - Current	113,740	127,716
Income Tax, Payable	184,051	—
Total Current Liabilities	2,575,388	7,492,578

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	227,776	330,511
Total Long Term Liabilities	227,776	330,511
Total Liabilities	2,803,164	7,823,089
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized, 43,503,658 outstanding and issued at December 31, 2024 and 43,145,720 outstanding and issued at December 31, 2023	43,504	43,146
Additional Paid In Capital	10,215,767	9,182,140
Accumulated Deficit	(7,747,873)	(12,238,691)
Total Stockholders’ Equity	2,511,398	(3,013,405)
Total Liabilities and Stockholders’ Equity	$5,314,562	$4,809,684

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023
Revenue	$15,503,251	$18,223,745
Cost of Revenue	12,088,944	14,850,105
Gross Profit	3,414,307	3,373,640

Operating Expenses
Payroll and Related Expenses	5,310,549	3,995,698
Operating and Maintenance	6,086	5,804
Credit Loss	1,448	215
Professional and Other Expenses	1,646,755	1,526,947
Utilities and Facilities	210,438	191,556
Depreciation and Amortization	9,056	12,352
General and Administrative	213,149	155,734
Marketing and Advertising	99,759	154,533
Application Development Costs	140,880	138,600
Taxes and Insurance	315,258	312,804
Total Operating Expenses	7,953,378	6,494,243

Operating Loss	(4,539,071)	(3,120,603)

Other Income and Expense
Gain on Sale	9,247,726
Interest Expense	(104,737)	(820,254)
Other Income/(Expense), net	70,951	30
Total Other Income and Expenses	9,213,940	(820,224)

Income Before Income Taxes	4,674,869	(3,940,827)
Income Tax Expense	184,051	—
Net Income (Loss)	$4,490,818	$(3,940,827)

Loss per Share
Basic	$0.10	$(0.09)
Diluted	$0.10	$(0.09)
Weighted Average Outstanding Shares
Basic	43,402,219	42,773,269
Diluted	43,526,417	42,773,269

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2023	42,240,406	$42,240	$8,710,987	$(8,297,864)	$455,363
Exercised Stock Options	905,314	906	213,596	—	214,502
Stock Based Compensation	—	—	257,557	—	257,557
Net Loss	—	—	—	(3,940,827)	(3,940,827)

Balances as of December 31, 2023	43,145,720	$43,146	$9,182,140	$(12,238,691)	$(3,013,405)
Exercised Stock Options	357,938	358	40,892	—	41,250
Stock Based Compensation	—	—	992,735	—	992,735
Net Income	—	—	—	4,490,818	4,490,818

Balances as of December 31, 2024	43,503,658	$43,504	$10,215,767	$(7,747,873)	$2,511,398

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net Income (Loss)	$4,490,818	$(3,940,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	9,056	12,352
Gain on Sale of IM Telecom (49%)	(9,247,726)	—
Loan Origination Cost Amortization	49,579	161,474
Credit Loss	1,448	215
Stock-based Compensation	992,735	257,557
Non-Compensatory Stock Options Exercised	—	123,750
Change in Right of Use Asset	123,778	110,358
Change in Lease Liability	(116,711)	(118,382)

Changes in Operating Assets and Liabilities:
Accounts Receivable	(37,664)	13,104
Inventory	1,066,707	(703,433)
Prepaid Expenses	(76,960)	(68,465)
Accounts Payable and Accrued Expenses	(1,432,094)	2,360,760
Income Tax Payable	184,051	—
Other Assets	216	(495)
Net cash used in operating activities	(3,992,767)	(1,792,032)

Cash Flows from Investing Activities
Sale of IM Telecom (49%)	9,558,509	—
Notes Receivable	(1,000,000)	—
Net cash provided by investing activities	8,558,509	—

Cash Flows from Financing Activities
Proceeds from Note Payable	—	554,750
Repayments of Note Payable	(3,704,750)	—
Loan Origination Costs	—	(132,000)
Cash Received From Stock Options Exercised	41,250	90,751
Net cash provided by (used in) financing activities	(3,663,500)	513,501

Net Change in Cash	902,242	(1,278,531)
Cash - Beginning of Year	777,103	2,055,634
Cash - End of Period	$1,679,345	$777,103

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$54,750	$419,525
Cash paid for taxes	$—	$—

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

On January 31, 2019, we acquired IM Telecom, an Oklahoma limited liability company, d/b/a Infiniti Mobile, (“IM Telecom” or “Infiniti Mobile”), which became our wholly owned subsidiary. Infiniti Mobile is an FCC licensed ETC (“Eligible Telecommunications Carrier”) and is one of approximately nineteen (19) FCC licensed carriers to hold an FCC approved Lifeline Compliance Plan in the United States. Under the Lifeline program, Infiniti Mobile is currently authorized to provide government subsidized mobile telecommunications services to eligible low-income Americans currently in forty (40) states with pending Study Area Codes (SACs) applications with the FCC in an additional eight (8) states.

On January 22, 2024 (the “Effective Date”), KonaTel and IM Telecom entered into a Membership Interest Purchase Agreement with Excess Telecom, Inc., a Nevada corporation (respectively, “Excess Telecom” and the “Excess Telecom Membership Interest Purchase Agreement”). Pursuant to the Membership Interest Purchase Agreement, KonaTel agreed to sell a membership interest in IM Telecom (the “Membership Interest”) to Excess Telecom, initially 49% (the “Initial Closing”), with the remaining 51% (the “Final Closing”) subject to final change of control approval by the “FCC.”

Additional agreements were also executed by the parties at the Initial Closing Date of the Membership Interest Purchase Agreement, including a Management Service Agreement, a Master Distribution Agreement and an Amended and Restated Operating Agreement (collectively, the “Transaction Documents”).

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

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2024, and 2023, include the Company and its three (3) owned corporate subsidiaries, KonaTel Nevada, Apeiron Systems, and IM Telecom. All significant intercompany transactions are eliminated.

Cash and Cash Equivalents

Cash and Cash Equivalents include cash on hand and all short-term investments with maturities of three months or less.

Trade Accounts Receivable

The Company accounts for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. The Company does not accrue interest and does not require collateral on any of its trade receivables. Net receivables from transactions with customers were $1,533,015 and $1,496,799 as of December 31, 2024, and December 31, 2023, respectively.

Allowance for Credit Losses

The allowance for credit losses is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews our accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of December 31, 2024, and 2023, management has determined that no allowance for credit losses is necessary.

Inventory

Inventory consists primarily of the cost of cellular phones and tablets. Inventory is reported at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. As of December 31, 2024, total inventory owned by the Company was $163,063.

Due to rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists. As of December 31, 2024, and 2023, the allowance for inventory obsolescence was $0.

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

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of December 31, 2024, and 2023.

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2024, intangible assets include our ETC License.

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

The Company held $0 in collateral deposits from various sub-reseller customers at December 31, 2024, and 2023, respectively.

Notes Receivable

On January 22, 2024, the Company accepted a $1,000,000 note receivable from Excess Telecom as part of the 49% membership interest sale of IM Telecom. Payment of the note is contingent upon the satisfaction of certain underlying provisions noted in the Membership Interest Purchase Agreement. There is no stated interest or term under this note.

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

Upon adoption, we recorded $151,471 for operating lease assets and liabilities, which includes the impact of fair value adjustments, prepaid and deferred rent. As of December 31, 2024, and December 31, 2023, our operating lease liabilities were $341,516 and $458,227, respectively.

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

We distribute government subsidized mobile services through Master Agents. As part of the distribution process, we deliver mobile phones and/or tablets (devices) to our Master Agents, who then are responsible to subscribe qualifying consumers under a government sponsored program (ACP and/or Lifeline). In most cases, devices that have been delivered to our Master Agents are subscribed to and activated by qualifying consumers within sixty (60) days, at which point we would receive a subsidy from a governing body (the Universal Service Administrative Company (“USAC”) or certain states) and recognize revenue. Once a device is activated, and the intended service provided under the government program is deemed to have occurred, the program revenue is recognized, the expense is recognized, and the device is removed from inventory.

Excess Telecom (Related Party) Revenue (see NOTE 14 below)

Pursuant to the Excess Telecom Membership Interest Purchase Agreement and the related Master Distribution Agreement, Excess Telecom markets under the IM Telecom license, in the same manner as other distribution partners. Annual revenue generated from Excess Telecom and marketed under the IM Telecom license was $108,328,000 for 2024. Annual management expense, directly related to the Excess Telecom revenues, was $108,328,000 for 2024. Excess Telecom revenues and expenses are recorded on IM Telecom’s books, but are not presented on our statements since they are netted.

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

Advertising/Marketing

Costs for advertising/marketing of products and services, as well as other promotional and sponsorship costs, are charged to selling, general and administrative expense in the periods in which they are incurred. Advertising/marketing expense was $99,759 and $154,533 for 2024, and 2023, respectively. The decrease in advertising/marketing costs was a result of a small investment into marketing for Infiniti Mobile throughout our independent agent footprint.

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

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the year ended December 31, 2023, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of December 31, 2023, there were potentially 641,155 dilutive shares.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Years Ended December 31,
	2024	2023
Numerator
Net Income (Loss)	$4,490,818	$(3,940,827)

Denominator
Weighted-average common shares outstanding	43,402,219	42,773,269
Dilutive impact of stock options	54,163	—
Weighted-average common shares outstanding, diluted	43,526,417	42,773,269

Net income per common share
Basic	$0.10	$(0.09)
Diluted	$0.10	$(0.09)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of December 31, 2024, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from one (1) customer in the amount of $1,055,337 or 68.5%. It should be noted that the largest customer is the state of California, as administered by the California Public Utilities Commission (CPUC). As of December 31, 2023, the Company had a significant concentration of receivables from two (2) customers in the amounts of $1,024,308 or 68.5% and $283,536 or 19.0%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the year ended December 31, 2024, the Company had two (2) customers that accounted for $5,295,202 or 34.2% and $3,483,080 or 22.5% of revenue, respectively. For the year ended December 31, 2023, the Company had two (2) customers that accounted for $10,492,430 or 57.6% and $3,000,498 or 16.5% of revenue, respectively. The loss of a major customer would have a negative impact on the Company and would subsequently require the Company to make significant changes to reduce expenses. It should be noted that the largest customer is the federal government, as administered by USAC under the authority of the FCC, as part of our participation in the federal Lifeline and ACP Program.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statement.

NOTE 2 – GOING CONCERN

With no visible progress towards an extension of the ACP Program, or the creation of a similar program, the Company may face further cost reduction measures, including additional reductions in our workforce. Although the Company eliminated its outstanding debt and increased its cash position earlier in 2024, the uncertainty surrounding the ACP and Lifeline Programs or the creation of other similar support programs, the Company’s ability to remain a going concern is dependent upon the success of IM Telecom’s ongoing health care initiative, Apeiron System’s SMS messaging, POTS replacement and VIVA-US Telecommunications, Inc. initiatives. The lack of our success in one or more of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Annual Report.

In order to mitigate any going concern risks, we continue to focus on our mobile services segment in California with the California Lifeline Program, through its’ additional state funding and Linkup program. We also shifted our focus to our ongoing health care sales initiative as well as Apeiron System’s SMS messaging and POTS replacement initiatives. If necessary, we will also consider additional reductions in force, which will create more than a twelve (12) month net working capital in order to mitigate further risk.

NOTE 3 – INVENTORY

Inventory primarily consists of sim cards, cell phones and tablets, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility, and is reviewed for obsolescence and counted for accuracy with distributors. At December 31, 2024, and December 31, 2023, the Company had inventory of $163,063 and $1,229,770, respectively.

NOTE 4 – SIGNIFICANT TRANSACTIONS

CCUR Loan and Payoff

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

In 2024, as a result of the Excess Telecom Membership Interest Purchase Agreement, the CCUR loan was paid off in the amount of $3,681,660.

ACP Finance

In 2023, IM Telecom entered into a structured credit, non-dilutive facility, with ACP Financing VII, LLC. The facility was used for mobile device purchases in 2024 in support of our mobile services group. Approximately $1,500,000 was immediately available under the terms of the agreement. Due to the expiration of the ACP Program, all outstanding amounts due to ACP Finance were paid off in November, 2024.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of December 31, 2024, and 2023:

	December 31, 2024	December 31, 2023
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(446,483)	(437,427)
Property and equipment, net	$15,128	$24,184

Depreciation expense amounted to $9,056 and $12,352 for the years ended December 31, 2024, and 2023, respectively. Depreciation expense is included as a component of operating expenses in the accompanying statements of operations.

NOTE 6 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. The Right-of-Use Assets were $319,549 and $443,328 in 2024 and 2023, respectively.

The Company has right-of-use assets through leases of properties under non-cancelable leases. As of December 31, 2024, the Company had four (4) leased properties. Of these four (4) leases, two (2) leases expire in 2025; one (1) lease expires in 2026; and one (1) lease expires in 2030. Lease payables as of December 31, 2024, was $341,516.

Future lease liability payments under the terms of these leases are as follows:

2025	$129,543
2026	$65,968
2027	$54,000
2028	$54,000
2029	$54,000
Thereafter	$36,000
Total	$393,511
Less Interest	$51,995
Present value of minimum lease payments	$341,516
Less Current Maturities	$113,740
Long Term Maturities	$227,776

The weighted average term of the right-to-use leases is 55.6 months recorded with a weighted average discount of 7.08%. For the year ended December 31, 2024, total lease expense was $164,308.

NOTE 7 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions:

	December 31,
	2024	2023
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	323,468	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	323,468	634,251
Right of Use Assets - net	319,549	443,328
Intangible Assets net	$643,017	$1,077,579

Amortization expense amounted to $0 and $0 for the years ended December 31, 2024, and 2023, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the license granted by the FCC, all intangible assets are fully amortized as of December 31, 2022.

Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of December 31, 2024 was $323,468, and as of December 31, 2023, was $634,251. During the first quarter of 2024, the Company entered into a Membership Interest Purchase Agreement with Excess Telecom to sell 49% of IM Telecom in consideration of the sum of $10,000,000. As a result of this transaction, we reduced the value of our ETC License by 49% in 2024.

NOTE 8 – LINES OF CREDIT

The Company has no lines of credit as of December 31, 2024.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2024, there are no such legal proceedings.

Contract Contingencies

The Company has the customary obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

The Membership Interest Purchase Agreement with Excess Telecom includes the right to distribute Lifeline services under the IM Telecom license. The completion of the sale of IM Telecom is contingent upon approval of the sale by the FCC, as IM Telecom is the holder of a Lifeline license and is designated as an Eligible Telecommunications Carrier (“ETC”) for purposes of marketing Lifeline services to low-income consumers.

Regulatory Determinations

The Company has no outstanding regulatory determinations as of December 31, 2024.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania related to sales and use tax for the audit period of January 1, 2016, through September 30, 2019. The assessment was in the amount of $115,000, including interest and penalties calculated on sales made inside and outside Pennsylvania. The Company recorded the full amount of this assessment in 2022. The Company appealed the assessment in August, 2021, and at the request of the state, provided additional information to support its appeal. The Company’s position is that Pennsylvania has no sales tax authority to levy and collect sales tax on sales made outside of Pennsylvania. The State of Pennsylvania rejected an appeal by the Company. On November 6, 2023, the Company agreed to a payment plan with the State of Pennsylvania. The Company will pay $5,500 per month, over a twenty-four (24) month period, which commenced in December, 2023. As of December 31, 2024, the Company has paid $71,500.

Letters of Credit

The Company had no outstanding letters of credit as of December 31, 2024.

NOTE 10 – SEGMENT REPORTING

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). Beginning with our 2024 annual reporting, we adopted ASU No. 2023-07, which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (“CODM”) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources.

Our segments are comprised of strategic business units or other operations that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We have two reportable segments: Hosted Serves and Mobile Services. Our CODM is our President. Our CODM uses operating income to evaluate performance and allocate resources, including capital allocations, when managing the business. Our CODM manages operations through the review of actual and forecasted “Operations and Support Expenses” information at a segment and business unit level, of which segments are primarily evaluated on a direct cost basis and comprised of equipment, compensation, network and technology, sales, advertising and other costs. Direct costs are incurred in support of products and services offered by the business units, such as equipment costs (predominantly wireless devices), network access, rents, leases, sales support, customer provisioning and compensation expenses.

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

The following table reflects the result of operations of the Company’s reportable segments:

For the year ended December 31, 2024
			Depreciation		Operating
		Operating	and	Other	Income
	Revenues	Expenses*	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$5,581,069	$6,476,001	$8,757	$—	$(903,689)
Mobile Services	9,922,182	10,396,667	299	—	(474,784)
Segment Total	15,503,251	16,872,668	9,056	—	(1,378,473)
Corporate
Parent administration support	—	3,378,435	—	—	(3,146,606)
Gain on sale of subsidiary	—	—	—	9,247,726	9,247,726
Total Corporate	—	3,378,435	—	9,247,726	6,101,120
KonaTel, Inc.	$15,503,251	$20,251,103	$9,056	$9,247,726	$4,490,818

For the year ended December 31, 2023
			Depreciation		Operating
		Operating	and	Other	Income
	Revenues	Expenses*	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$5,054,210	$5,465,812	$11,944	$—	$(423,546)
Mobile Services	13,169,535	13,932,900	408	—	(763,773)
Segment Total	18,223,745	19,398,712	12,352	—	(1,187,319)
Corporate
Parent administration support	—	2,753,508	—	—	(2,753,508)
Gain on sale of subsidiary	—	—	—	—	—
Total Corporate	—	2,753,508	—	—	(2,753,508)
KonaTel, Inc.	$18,223,745	$22,152,220	$12,352	$—	$(3,940,827)

*Operating Expenses includes Cost of Revenue, Operating Expenses, Other Income/Expense and Income Tax Expense.

NOTE 11 – STOCKHOLDERS’ EQUITY

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

In 2024, D. Sean McEwen, the Chairman and CEO of the Company, exercised 375,000 equity stock options for 375,000 shares of common stock at a price of $0.22 per share. On September 17, 2024, the Company’s Board of Directors adopted resolutions to extend Mr. McEwen’s expiration dates on his last two (2) 187,500 share option tranches by one (1) year, or to respectively expire at midnight on September 17, 2025, and December 17, 2025.

Stock Compensation

The Company offers incentive stock option equity awards to directors and key employees. Options vest in tranches and typically expire in five (5) years. During the year ended December 31, 2024, and 2023, the Company recorded options expense of $992,735 and $257,557, respectively. The option expense not taken as of December 31, 2024, is $2,565,244, with a weighted average term of 3.30 years.

In 2024, 100,000 share incentive stock options were granted to one (1) employee. During the year ended December 31, 2024, 75,000 shares were exercised by one (1) independent member of the Board of Directors. The Aggregate Intrinsic Value is based on the market value of the Company’s common stock of $0.18 on December 31, 2024.

The estimated grant date fair value of stock option grants was calculated using the Black-Scholes-Merton option-pricing model using the following assumptions:

	2024	2023
Weighted average volatility	170.23%	181.29%
Weighted average expected term (years)	5.00	5.00
Risk free interest rate	4.54%	4.53%
Expected dividend yield	—	—

The following table represents incentive stock option activity as of and for the year ended December 31, 2024:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2023	6,000,000	$0.75	3.69	$872,463
Granted	100,000	0.47
Exercised	450,000	0.41
Forfeited	—			—
Options Outstanding – December 31, 2024	5,650,000	$0.78	3.80	$612,418

Exercisable and Vested, December 31, 2024	54,163	0.51	1.72	(18,110)

The following table represents stock option activity as of and for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding: December 31, 2022	4,405,000	$.59	3.22	$2,260,138
Granted	3,245,000	.86
Exercised	(950,000)	.53
Forfeited	(700,000)
Options Outstanding: December 31, 2023	6,000,000	$.75	3.69	$872,463

Exercisable and Vested: December 31, 2023	641,155	$.50	1.58	$247,547

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

NOTE 12 – INCOME TAX

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

The significant components of net deferred tax assets (liabilities) were as follows at December 31, 2024, and 2023:

	December 31,
	2024	2023
Net operating losses	$573,726	$1,657,095
Depreciation and amortization	(18,493)	(14,128)
Stock option expense	426,275	304,978
Valuation allowance	(981,508)	(1,947,945)
Net Deferred Tax Asset	$—	$—

As of December 31, 2024, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next twelve (12) months. A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2024, and 2023 is set forth below:

	For the Year Ended
	December 31,
	2024	2023
Tax at statutory federal rate	$184,051	$(850,623)
Non-deductible expenses and other	—	—
Change in valuation allowance	(184,051)	850,623
Benefit from income taxes	$—	$—

As of December 31, 2024, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately ($2,732,030) will expire in 2044. This carryforward is available to offset future taxable income, if any, and will expire, if not used, from 2037 through 2042. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company. The Company’s U.S. federal tax return, constituting the return of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2019. During the years ended December 31, 2024, and 2023, the Company did not incur interest and penalties.

NOTE 13 – REDUCTION IN FORCE: KEY EMPLOYEES

Upon shutdown of the Affordable Connectivity Program, the Company decided to reduce operational costs to pair the spend with its ongoing revenues.  As such, a reduction in force was executed that contained several key individuals.  Multiple replacement revenue initiatives have been ongoing for some time and continue to mature.  In an effort to support specific initiatives (Healthcare vertical and Viva-US), KonaTel created consulting arrangements to keep key employees (Jason N. Welch and B. Todd Murcer) to maintain their expertise in the business with the intent to rehire the same key individuals upon successful launch of the growth initiatives.  Messrs. Welch and Murcer have been very active since the reduction in force to keep sales and operational items in place while the new programs launch.

Additionally, and to provide headroom for these growth initiatives, KonaTel extended the exercise option deadline in each independent stock option plan by one hundred eighty (180) days.  This took place in a Board resolution on February 1, 2025.  This extension is also discussed below in Note 14 as a subsequent event.

 NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and except for the following, no material subsequent events have occurred:

Amendments and/or Restatements to the Excess Telecom Membership Interest Purchase Agreement

On January 22, 2024 (the “Effective Date”), KonaTel and IM Telecom entered into a Membership Interest Purchase Agreement with Excess Telecom. Pursuant to the Membership Interest Purchase Agreement, KonaTel agreed to sell a membership interest in IM Telecom to Excess Telecom, 49% at the Initial Closing, with the remaining 51% at the Final Closing, subject to the final change of control approval by the FCC.

Additional Transaction Documents were also executed by the parties at the Initial Closing Date of the Membership Interest Purchase Agreement, including a Management Service Agreement, a Master Distribution Agreement and an Amended and Restated Operating Agreement. On March 4, 2025, certain of the initial Transaction Documents with Excess Telecom were restated by signature; these restatements became effective as of the date or dates set forth at the beginning of each of the referenced Transaction Documents and copies of which accompany our 8-KA Current Report dated January 22, 2024, filed with the SEC on March 10, 2025.

IM Telecom and Excess Telecom have been working together to establish best practices in compliance and building an expanded ETC footprint in the United States. In addition to our approved Federal Compliance Plan, IM Telecom has increased its state-authorized ETC approvals and is now approved in forty (40) states. Although these state approvals are complete, IM

Telecom is currently awaiting FCC delivery of Study Area Codes (“SACs”) to begin operating in eight (8) additional states. In furtherance of this process, certain of the initial Transaction Documents have been restated by signature dated March 4, 2025, but effective of the date or dates set forth at the beginning of each of the referenced Transaction Documents.

The primary purpose for amending the original Management Services Agreement (the “MSA”) is to further specify items that concur with the intent to operate IM Telecom in compliance with FCC regulations and to ensure continuity of our working relationship with Excess Telecom during the process of FCC approval. IM Telecom and Excess Telecom have been working collaboratively while awaiting FCC change of control approval. We remain committed to compliance in all areas of our business. The Amended and Restated Management Services Agreement has been updated to include several items. These items include specific termination language, cure period language and the establishment of a sunset term in the event of an MSA termination. Schedule A was added to specify compensation for services rendered under the original MSA.

As written in Section 2(vii), the Company shall have final authority and responsibility on all regulatory, legality and compliance issues, including initial enrollment standards, customer transfers and submission of claims for federal or state reimbursements from USAC or any other governmental body or the administrator for such governmental bodies; provided, that all such activities shall be undertaken in a commercially prudent manner and the Manager shall not take any actions that would cause the Compliance Plan, ETC Designations or ACP approval to be terminated, suspended or otherwise lapse. “USAC” stands for the Universal Service Administration Company, which is a not-for profit corporation that manages the FCC’s Universal Service Fund (respectively, “USAC” and “USF”).

The parties formalized their working relationship by adding a Master Distribution Agreement, wherein Excess Telecom has been and continues to be a master distributor of IM Telecom until final change of control approval from the FCC and the final closing of the Transaction Documents is completed. The original Membership Interest Purchase Agreement predetermines a Master Distribution Agreement (“MDA”) whereby KonaTel, DBA Infiniti Mobile, becomes the non-exclusive master distributor under IM Telecom upon FCC final change of control approval and the final closing of the Membership Interest Purchase Agreement. Each MDA identifies the duties for each party under the MDA to act in a legal, professional and ethical manner and in compliance with all applicable laws, rules, regulations and orders.

Only minor and non-material modifications were made to the existing IM Telecom Amended and Restated Operating Agreement to align with our ongoing business practices used since the inception of the execution of the Transaction Documents.

For additional information on the initial and amended Transaction Documents, see our 8-K Current Report of dated January 22, 2024, and filed with the SEC on January 30, 2024, and our 8-KA Current Report dated January 22, 2024, filed with the SEC on March 10, 2025, which are Hyperlinked in in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below, and are incorporated herein by reference.

Extension of Incentive Stock Options to Key Employees

The Board of Directors adopted a resolution to extend the option deadline for certain key employees (under their Employment Agreements) who were given notice of termination as a result of the official termination of the ACP Program. These employees, given the return of certain growth initiatives for the Company, would be available to return to further our business. Post-employment afforded a ninety (90) day exercise period of vested options, whereby this extension, given their possible return to the Company, extended the exercise period by one hundred eighty (180) days.

Beaty Stock Option Exercise

On February 11, 2025, Robert Beaty, an independent Board member, conveyed to the Company 13,934 shares of the Company’s common stock at a price of $0.30 per share, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the exercise of 25,000 incentive stock options granted to him in 2019 at a price of $0.1672 per share, which was 110% of the fair market value of our common stock on the date of such grant.

Pearl Stock Option Exercise

On January 27, 2025, Jeffrey Pearl, an independent Board member, conveyed to the Company 13,307 shares of the Company’s common stock at a price of $0.31 per share, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the exercise of 25,000 incentive stock options granted to him in 2019 at a price of $0.165 per share, which was 110% of the fair market value of our common stock on the date of such grant.

Health Care Initiative and VIVA-Contract

Our ongoing health care initiative experienced an initial launch in March, 2025 and Advice Letter Number 20 is pending before the California Public Utilities Commission authorizing an expanded launch to all current Medicaid recipients within the state. The program launch timing for our VIVA-US Telecommunications, Inc. (“VIVA-US”) sales initiative has now been tentatively set for June 2025.

Payment Received on Note Receivable

On March 11, 2025, the Company received a payment of $150,000 on the note receivable ($1,000,000) due from Excess Telecom that is referenced under “Notes Receivable” in NOTE 1 above.

(This space intentionally left blank)

F-20

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

ITEM 9A:  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2024, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2024, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) determined that the internal controls over financial reporting are effective as of December 31, 2024, and that there are no material weaknesses in the Company’s internal controls over financial reporting as of such date.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report is not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to satisfy these requirements by providing the management’s report only.

31

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2024.

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

ITEM 9B:  OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None, not applicable.

(This space intentionally left blank)

32

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Period of Service
D. Sean McEwen	63	Chairman and CEO	Dec.-17
Charles D. Griffin	60	President and COO	Jan.-22
Brian R. Riffle	65	Chief Financial Officer	Dec.-17
B. Todd Murcer*	55	EVP, Finance and Secretary	Jan.-22 to Nov. 24
K. Paul LaPier	66	VP, Finance	Dec.-24
D. Sean McEwen	63	Director	Dec.-17
Robert Beaty	55	Director	Feb.-18
Jeffrey Pearl	61	Director	Oct.-18
Joshua Ploude	48	CEO of Apeiron Systems	Dec.-18
Jason N. Welch*	54	President of IM Telecom	Feb.-22 to Nov. 2024

*Upon shutdown of the ACP Program, the Company effected a reduction in force of several key individuals.  Multiple replacement revenue initiatives have been ongoing for some time and continue to mature.  In an effort to support specific initiatives (Healthcare vertical and Viva-US), we created consulting arrangements to keep certain key employees who were executive officers of the Company or IM Telecom (B. Todd Murcer and Jason N. Welch, respectively) to maintain their expertise in our business, with the intent to rehire these individuals upon successful launch of our growth initiatives.  Messrs. Murcer and Welch have been very active since the reduction in force to keep sales and operational items in place while the new programs launch, with their services being primarily related to those that encompassed their prior duties as officers.

Background and Business Experience

D. Sean McEwen

Mr. McEwen is 63 years of age and founded KonaTel Nevada in 2014, a wireless data and voice service reseller, and currently focuses his efforts exclusively on our current and planned business operations. From 2011 to 2013, Mr. McEwen consulted with multiple international Mobile virtual network operators (“MVNOs”) in the U.S., Peru, Croatia and China. From 2010 to 2011, he served as a founding board member of One Fund, a NYSE listed (NYSE: ONEF) exchange traded fund. One Fund pioneered the “ETF of ETFs” concept, and in 2011, came to the attention of Russell Investments, known for their stock indices (i.e., the Russell 2000). Russell Investments purchased One Fund in 2011. In 2008, Mr. McEwen became a member of the venture/angel investment group, Sierra Angels (www.sierraangels.com) serving on several high-tech due diligence committees and participating in early-stage funding transactions. In early 1983, he co-founded Online Data Corp. Through a series of acquisitions/mergers, this company was eventually renamed “TriTech Software Systems” (www.tritech.com) “TriTech”. From 1983 to 1990, it developed custom strategic software applications for numerous businesses, including E. F. Hutton Life Insurance, Travel Lodge Hotels, Foodmaker (Jack in the Box restaurants), AT&T, UCSD’s Scripps Institute of Oceanography and Visa’s Plus Systems national ATM network.

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

Charles D. Griffin

Mr. Griffin is 60 years of age. Prior to joining us, Mr. Griffin served as Chairman and Chief Executive Officer of Lingo Communications, a provider of IP-based Cloud voice and data solutions, following its merger with Impact Telecom, Inc. (“Impact Telecom”) in 2018. In this role, he led the successful integration of Impact Telecom into Lingo Communications (“Lingo”) under a private equity purchase and facilitated the financing of the transaction in collaboration with a private equity investor.

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

Brian R. Riffle

Mr. Riffle is 65 years of age and the founder of CFO Strategies LLC of Johnstown, Pennsylvania (“CFO Strategies”), an accounting firm and consulting firm, which he founded in May 2008. CFO Strategies has thirteen (13) employees; approximately 180 small business clients and approximately 650 tax clients. It provides consulting, CFO, accounting, bookkeeping, payroll and tax services, including: CFO for businesses; entire accounting department for businesses; temporary staffing for businesses; complete payroll processing; CFO consulting and small business start-up services; and prepares taxes for corporations, small businesses, non-profits and individuals. Mr. Riffle is the Managing Partner and has extensive experience in various industries, including: Chief Financial Officer, healthcare industry; telecommunications, security, manufacturing and non-profit industries experience; Chief Executive Officer in the financial services industry and healthcare; Assistant Controller in the retail industry; Consultant in non-profit, healthcare and event management arenas; governmental treasurer and board member for over thirty (30) years; and as a masters level college instructor at Mount Aloysius College since 1994. He is also a Certified Public Accountant (May 1987).

B. Todd Murcer

Mr. Murcer is 55 years of age. Prior to joining us, Mr. Murcer served as Executive Vice President, FP&A and Treasury of Lingo Communications, a provider of IP-based Cloud voice and data solutions, following its merger with Impact Telecom, Inc. (“Impact”) in 2018. In this key leadership position, he directed procedures and policies for the financial operations of the business and had responsibility for planning and implementing financial projections and reporting activities for the U.S. and its Canadian subsidiary, Vancouver Telephone Company, Limited. As owner of treasury operations, Mr. Murcer managed the use and sourcing of the company’s cash and banking activities with additional oversight to credit and collections risk management. Mr. Murcer has been in the telecommunication industry for more than 20 years, and got his start with Matrix Telecom, Inc. (“Matrix”), a Platinum Equity portfolio company that ultimately divested to Impact. At Matrix, he helped the company grow annual revenues from $10 million to $400 million, serving in a number of business development and financial roles and leading teams through numerous M&A transactions. Mr. Murcer holds a B.S. in Economics from the University of Oklahoma and an M.S.M. from Boston University’s Brussels Graduate Center.

K. Paul LaPier

Mr. LaPier is 66 years of age and has over twenty-five (25) years of telecommunications experience working for small/medium sized companies to a Fortune 500 company with annual revenues ranging from $1 million to $23 billion. During this time, Mr. LaPier has held various senior positions in the areas of finance, accounting, taxation, billing and regulatory (government) compliance. Immediately prior to rejoining KonaTel in 2024, he served as Controller for Prosper Wireless LLC, a wireless provider in the ACP/Lifeline space from January 2022 to December 2024. Prior to Prosper Wireless, Mr. LaPier served as VP of Finance & Secretary of the Company from November, 2018 to February, 2022.

Prior to Mr. LaPier’s first stint with KonaTel, he served as Finance Manager-Regulatory Fees/Taxes for British Telecom Americas, Inc., from July, 2016, to November, 2018. Mr. LaPier served for four (4) years as President of US Connect, LLC, a regional wireless Lifeline carrier, from July, 2012, to July, 2016. While at US Connect, Mr. LaPier oversaw all company operations of over fifty (50) thousand lines of Lifeline service. Prior to US Connect, Mr. LaPier held various senior level finance/tax positions with several wireline and long-distance telecommunications providers such dPi Teleconnect, Sage Telecom, VarTec Telecom and Excel Telecommunications. Mr. LaPier also has over twelve (12) years of tax and finance experience in the industries of public accounting, transportation, manufacturing, and oil and gas. Mr. LaPier holds a Bachelor of Business Administration in Accounting from The University of Texas at Austin.

Robert Beaty

Mr. Beaty is 55 years of age and currently the President of AGS Construction Inc., a premier reconstruction company in the Denver metropolitan area. Previously, he was the founder and CEO of Impact Telecom, a leader in the telecommunications market, which focused on delivering flexible and effective solutions to carriers, businesses and homes. Impact Telecom is comprised of a family of brands all dedicated to innovation, affordability and execution.

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

Jeffrey Pearl

Mr. Pearl is 61 years of age and brings more than thirty-two (32) years of Telecommunications/Cloud Service Provider experience to our Board of Directors. Jeffrey has experience in both the startup environment as well as working inside of some of the larger incumbent players, both privately held as well as publicly traded companies. This experience will assist us in building out our go to market strategy, focusing both on direct sales as well as the alternative channels of distribution. His extensive sales and marketing experience, knowledge of the marketplace and personal connections in the industry are valuable to us at this stage and throughout our evolution.

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

Joshua Ploude

Mr. Ploude is 48 years old. He is the President and CEO and Co-Founder of Apeiron Systems, and since 2013, he has been responsible for defining the product vision and operational strategy for Apeiron Systems. He has worked directly with software, hardware and carrier network vendors to oversee the development of Apeiron Systems’ product set; and has also had the responsibility to work with internal software development teams to ensure Apeiron Systems’ software provides the requisite function to support product and operational initiatives.

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

Jason N. Welch

Mr. Welch is 54 years of age, President of IM Telecom. Prior to joining us, Mr. Welch served as Chief Operations Officer of 46 Labs LLC, a provider of SaaS, voice and data solutions servicing large enterprise and communications providers internationally. In this key leadership position, he directed procedures and policies for the operations of the business and had responsibility for service delivery, customer care and vendor management. Prior to joining 46 Labs, Mr. Welch served as Executive Vice President of Impact Telecom, a Lingo Company. In this function, he provided oversight to carrier wholesale sales acquisition, product strategy, account management, agent channel management, vendor management, pricing, routing and business analytics. He successfully managed the growth of the carrier wholesale business unit to $40m+ in annual revenues, processing 18b+ voice minutes annually through hundreds of domestic and international carrier partnerships. Mr. Welch has been in the telecommunication industry for more than twenty-five (25) years and has successfully served in management roles across companies such as Frontier Communications, Global Crossing, Telco Group Inc., KDDI Global, XO Communication and Impact Telecom.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2024, and based upon a review of the filings contained in the Edgar Archives, all such required reports were believed to be timely filed.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers. See Exhibit 14 in Part IV, Item 15. We anticipate that our Code of Ethics will be updated by our Board of Directors as the Board deems necessary.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because until our closing of the KonaTel Nevada Merger, we had only three (3) directors and three (3) executive officers at any one time, and we believe that we were able to effectively manage the issues normally considered by a Nominating Committee and currently believe we can do without a Nominating Committee.

If we do establish a Nominating Committee, we will disclose our procedures in recommending nominees by our Board of Directors.

 Audit Committee

We have not established an Audit Committee for the same reasons why we have not established a Nominating Committee, and a further review of this issue will no doubt be necessitated and undertaken by our management in the future.

Insider Trading Policy

During the year ended December 31, 2021, our Board of Directors adopted an Insider Trading Policy.

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

Effective November 8, 2024, our Board of Directors amended our Insider Trading Policy to exempt the exercise of stock options granted by the Company that allow payment of the exercise price of such stock options by the holder’s conveyance of fully-paid shares of common stock of the Company having a value on the date of exercise equal to the exercise price of the subject stock options, based upon the closing price of our shares of common stock on or about the date of exercise, from the Black-Out Periods. See Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, Exhibit 99.1. This summary is modified in its entirely by reference to Exhibit 99.1.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following Employment Agreements of our officers and directors who served in any of these capacities during the year ended December 31, 2024, which are discussed below under the caption “Executive Compensation” in Part III, Item 11 hereof, can be accessed by Hyperlink in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below, and are incorporated herein by reference:

D. Sean McEwen-Chairman and CEO-8-K Current Report dated January 1, 2022, filed with the SEC January 14, 2022, along with the third amendment to Mr. McEwen’s Employment Agreement that is Exhibit 10.1.

Charles D. Griffin, President-8-K Current Report dated January 1, 2022, filed with the SEC January 14, 2022.

B. Todd Murcer, 8-K Current Report dated February 4, 2022, filed with the SEC on February 11, 2022. See the asterisk at the bottom of the table of the “Identification of Directors and Executive Officers” in Part III, Item 10, above.

Joshua Ploude, President of Apeiron Systems-8-K Current Report dated December 31, 2018, filed with the SEC on December 31, 2018.

Jason N. Welch, President of IM Telecom-8-KA-1 Current Report dated February 4, 2022, filed with the SEC on April 8, 2022. See the asterisk at the bottom of the table of the “Identification of Directors and Executive Officers” in Part III, Item 10, above.

Summary Compensation Table

Name and				Stock	Option	All Other
Principal Position	Year	Salary	Bonus	Awards	Awards*	Compensation	Total
D Sean McEwen	2024	$239,930	$250,000	$—	$—	$68,250	$558,180
Chairman and CEO	2023	$316,450	$—	$—	$—	$—	$316,450
Robert Beaty, Director and President,	2024	$166,417	$—	$—	$—	$—	$6,000
Apeiron Systems**	2023	$12,500	$—	$—	$34,978	$—	$47,478
Jeffrey Pearl, Director	2024	$6,000	$—	$—	$—	$—	$6,000
	2023	$12,500	$—	$—	$36,185	$—	$48,685
Brian R. Riffle,	2024	$—	$—	$—	$—	$20,464	$20,464
Chief Financial Officer	2023	$—	$—	$—	$—	$20,292	$20,292
Charles D. Griffin,	2024	$219,645	$50,000	$—	$—	$32,000	$301,645
President and COO	2023	$250,000	$—	$—	$—	$—	$250,000
B. Todd Murcer, Secretary	2024	$225,642	$42,885	$—	$—	$28,125	$296,652
and EVP of Finance**	2023	$225,000	$—	$—	$—	$—	$225,000
Joshua Ploude, CEO,	2024	$246,000	$25,000	$—	$—	$32,000	$303,000
Apeiron Systems	2023	$250,000	$—	$—	$—	$—	$250,000
Jason Welch, President,	2024	$230,208	$32,981	$—	$—	$31,250	$294,439
IM Telecom**	2023	$250,000	$—	$—	$—	$—	$250,000

*See the heading “Outstanding Equity Awards” below.

**Salary for Mr. Beaty includes $6,000 in Director fees and $160,417 of salary as President of Apeiron Systems. All Other Compensation for Messrs. Murcer and Welch include severance pay from November 16, 2024, through December 31, 2024.

Employment Agreement of D. Sean McEwen

At the Effective Time of the KonaTel Merger, we entered into an Employment Agreement with Mr. McEwen for a term of two (2) years, under which he served as the Chairman, President and CEO of our Company, with customary duties applicable to these positions. After the initial term, the McEwen Employment Agreement provided that it would continue on a year-to-year basis. During the initial term (2018-2019), Mr. McEwen received the following compensation under his Employment Agreement: $1,000 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his spouse. Effective January 1, 2020, McEwen’s Employment Agreement was amended to adjust his monthly base salary to $16,667, including a monthly bonus program tied to a percentage of EBITDA. Effective January 1, 2022, McEwen’s Employment Agreement was amended a second time to adjust his monthly base salary to $22,916.66, including a twenty-four (24) month severance compensation package equal to his then current base salary, together with any accrued and untaken vacation, in the event any employment departure is not “for cause” as defined in the McEwen Employment Agreement. Additionally, at the time of the second amendment to his Employment Agreement, Mr. McEwen resigned as President of the Company to allow for Charles D. Griffin to assume the role of President and COO of the Company. Mr. McEwen remains as Chairman of the Board and CEO of the Company. Mr. McEwen never claimed the “percentage of EBITDA” bonus program provision of his Employment Agreement; accordingly, effective April 12, 2022, Mr. McEwen suggested, and the Board of Directors agreed, to a third amendment of his Employment Agreement thereby eliminating the percentage of EBITDA bonus provision. Mr. McEwen volunteered this third amendment to his Employment Agreement without receipt of any current or future consideration, and all other terms and conditions of the McEwen Employment Agreement along with its three amendments remain the same. The third amendment to Mr. McEwen’s Employment Agreement, Exhibit 10.1, in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below. This summary is modified in its entirety by this reference.

Charles D. Griffin Employment Agreement

The Griffin Employment Agreement covers customary duties performed by persons serving in the capacities of President and COO, and Mr. Griffin, with the guidance of Mr. McEwen, our Chairman and CEO, will assist in the management and leadership of the Company and is accountable to our CEO; he will also act as a liaison between the Company, our subsidiaries and our CEO. A complete description of his duties is contained in Exhibit A of the Griffin Employment Agreement, which provides, among other customary terms and provisions: (i) a monthly base salary of $20,833.33, along with inclusion in our healthcare plan for employees and spouse, including medical, dental and vision coverage, effective January 1, 2022, and termination can occur on thirty (30) days’ notice by either party; (ii) customary trade secret, non-competition and dispute resolution provisions, among other provisions; and (iii) he shall be paid a twelve (12) month severance compensation package equal to his then current base salary, together with any accrued and untaken vacation, in the event any employment departure is not “for cause” as defined in the Griffin Employment Agreement. This summary is modified in its entirety by this reference.

The Employment Agreement has customary termination, trade secret and dispute resolution clauses, among others.

B. Todd Murcer Employment Agreement

On January 24, 2022, we entered into an Employment Agreement with Mr. Murcer (the “Murcer Employment Agreement”), under which Mr. Murcer served as our Executive Vice President of Finance and Secretary of the Company, until December, 2024, with customary duties applicable to these positions, and which are described in Exhibit A thereof. Under the Murcer Employment Agreement, Mr. Murcer received the following compensation: $18,750 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his immediate family. See the asterisk at the bottom of the table of the “Identification of Directors and Executive Officers” in Part III, Item 10, above. This summary is modified in its entirety by this reference.

Joshua Ploude Employment Agreement

Effective December 31, 2018, Apeiron and Mr. Ploude executed and delivered a 36-month Employment Agreement under which Mr. Ploude continues to serve as the Chief Executive Officer of Apeiron, with the attendant duties and responsibilities outlined in his Employment Agreement, at a monthly salary of $16,667 (the “Ploude Employment Agreement”). On September 1, 2021, Mr. Ploude’s monthly salary was increased to $20,883.33. The Ploude Employment Agreement has customary provisions regarding trade secrets; a one (1) year covenant not to compete; confidentiality; Apeiron’s continued ownership of intellectual property; a duty to cooperate; free, fully-paid licensing to Apeiron of inventions created by Mr. Ploude that he provides or incorporates into any Employer product or system during his employment with Apeiron; and an assignment of Mr. Ploude’s interest in all relevant intellectual property utilized by Apeiron, among other terms and conditions. This summary is modified in its entirety by this reference.

Jason N. Welch Employment Agreement

On February 2, 2022 (effective February 14, 2022), we entered into an Employment Agreement with Mr. Welch (the “Welch Employment Agreement”), under which Mr. Welch served as the President of IM Telecom, with customary duties applicable to this position, and which were described in Exhibit A thereof. Under the Welch Employment Agreement, Mr. Welch will continue to receive the following compensation: $20,833.33 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his immediate family. The monthly base salary may be increased or decreased from time to time in the sole discretion of the Company, but in no event shall the monthly base salary be less than the amount stated in this section. Mr. Welch is entitled to paid vacation during each year of his employment in accordance with the Company’s vacation accrual policy as defined by our Company handbook; and he may also receive an annual bonus under the Company’s bonus program established by us and as approved by our Board of Directors each calendar year. This Employment Agreement will novate to KonaTel under the Excess Telecom Purchase Agreement and related agreements in Part I, Item 1 hereof. See the asterisk at the bottom of the table of the “Identification of Directors and Executive Officers” in Part III, Item 10 above. This summary is modified in its entirety by this reference.

(This space intentionally left blank.)

Securities Authorized for Issuance under Equity Compensation Plans

Outstanding Equity Awards

The following table represents 5,285,000 options granted, with 1,950,000 exercised, and 665,000 options still available to be granted under the 7,925,000 shares reserved for issuance under the Company’s 2018 Incentive Stock Option Plan.

Name	Option Awards					Stock Awards
	Number of	Number of	Equity	Option	Option	Number of	Market	Equity	Equity
	securities	securities	incentive plan	exercise	expiration	shares or	value of	incentive	incentive
	underlying	underlying	awards;	price ($)	date	units of	shares or	plan	plan
	unexercised	unexercised	number of			stock that	units of	awards;	awards;
	options (#)	options (#)	securities			have not	stock that	number of	market or
	exercisable	not	underlying			vested (#)	have not	unearned	payout
		exercisable	unexercised				vested (#)	shares,	value of
			unearned					units or	unearned
			options (#)					other	shares,
								rights	united or
								that have	other
								not	rights
								vested (3)	that have
									not
									vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Beaty	25,000	0		$0.26	(1)	0		0
Robert Beaty	25,000	0		$0.13	(1)	0		0
Robert Beaty	25,000	0		$0.06	(1)	0		0
Robert Beaty	25,000	0		$0.44	(1)	0		0
Robert Beaty	25,000	0		$0.66	(1)	0		0
Robert Beaty	25,000	0		$0.94	(1)	0		0
Robert Beaty	25,000	0		$1.93	(1)	0		0
Robert Beaty	25,000	0		$1.14	(1)	0		0
Robert Beaty	25,000	0		$1.01	(1)	0		0
Robert Beaty	25,000	0		$1.91	(1)	0		0
Robert Beaty	25,000	0		$1.32	(1)	0		0
Robert Beaty	25,000	0		$0.81	(1)	0		0
Robert Beaty	25,000	0		$0.87	(1)	0		0
Robert Beaty	33,333	0		$0.41	(1)	0		0
Robert Beaty	33,333	0		$0.41	(1)	0		0
Robert Beaty	33,334	0		$0.41	(1)	0		0
Robert Beaty	216,666	0		$0.41	(1)	0		0
Robert Beaty	216,667	0		$0.41	(1)	0		0
Robert Beaty	216,667	0		$0.41	(1)	0		0
Jeffrey Pearl	25,000	0		$0.12	(2)	0		0
Jeffrey Pearl	25,000	0		$0.17	(2)	0		0
Jeffrey Pearl	25,000	0		$0.10	(2)	0		0
Jeffrey Pearl	25,000	0		$0.49	(2)	0		0
Jeffrey Pearl	25,000	0		$0.60	(2)	0		0
Jeffrey Pearl	25,000	0		$0.81	(2)	0		0
Jeffrey Pearl	25,000	0		$1.60	(2)	0		0
Jeffrey Pearl	25,000	0		$1.34	(2)	0		0
Jeffrey Pearl	25,000	0		$1.10	(2)	0		0
Jeffrey Pearl	25,000	0		$1.74	(2)	0		0
Jeffrey Pearl	25,000	0		$1.39	(2)	0		0
Jeffrey Pearl	25,000	0		$0.88	(2)	0		0
Jeffrey Pearl	25,000	0		$0.78	(2)	0		0
Jonathan So	150,000	0		$0.32	(3)	0		0
Edward Archuleta	30,000	0		$0.73	(4)	0		0
Edward Archuleta	0	20,000		$0.85	(9)	0		0

Charles D. Griffin	825,000	275,000	$0.75	(5)	0	0
Charles D. Griffin	183,333	366,667	$0.41	(5)	0	0
Amy Pearson	50,000	0	$0.75	(6)	0	0
B. Todd Murcer	250,000	500,000	$0.37	(7)	0	0
Jason N. Welch	250,000	500,000	$0.37	(8)	0	0
John Shadek, Esq.	60,000	0	$0.89	(9)
August Gatto	10,000	20,000	$0.37	(10)	0	0
Matthew Zanger	10,000	20,000	$0.37	(10)	0	0
Joshua Holbay	25,000	50,000	$0.85	(10)	0	0
Amy Prindle	10,000	20,000	$0.85	(10)	0	0
Ben Holmes	10,000	20,000	$0.85	(10)	0	0
Stacey Carmel	16,666	33,334	$0.85	(10)	0	0
Noah Griffin	10,000	20,000	$0.37	(10)	0	0
John Heathcock	16,666	33,334	$0.37	(10)	0	0
David Chui	33,333	66,667	$0.63	(11)	0	0

(1)	As part of his designation as director, Mr. Beaty was granted quarterly stock option grants to purchase 25,000 shares of our common stock commencing February 12, 2018, with the shares being valued at 110% of the fair market value or the closing price of our common stock on the date of the grant for the first year, and thereafter at 110% of the fair market value or the closing price of our common stock on the quarterly date of vesting for any other remaining quarters of service as a director. The first quarterly grants of 25,000 (100,000 total) were all granted at the same exercise price of $0.33. On February 9, 2023, Mr. Beaty exercised his first option grants of 100,000 options by conveying to the Company 44,686 unencumbered shares of the Company’s common stock that he had acquired in an unrelated private transaction in 2020. On May 10, 2024, Mr. Beaty exercised 25,000 option grants by conveying to the Company 7,028 unencumbered shares of the Company's common stock. On August 9, 2024, Mr. Beaty exercised 25,000 option grants by conveying to the Company 8,709 unencumbered shares of the Company's common stock. On November 11, 2024, Mr. Beaty exercised 25,000 option grants by conveying to the Company 10,587 unencumbered shares of the Company's common stock. On February 11, 2025, Mr. Beaty exercised 25,000 option grants by conveying to the Company 13,934 unencumbered shares of the Company's common stock. The remaining options expire at the earlier of five (5) years from the date grant or one (1) year from termination or resignation as a director. On November 29, 2023, Mr. Beaty was granted an additional 100,000 stock options, which vest 33,333 shares on November 29, 2024, 33,333 on November 29, 2025, and 33,334 on November 29, 2025; and they also expire at the earlier of five (5) years from the date of grant or one (1) year from termination or resignation as a director. Also, on November 29, 2023, Mr. Beaty was granted an additional 650,000 stock options, with one-third (1/3rd) of these options vesting per year, conditioned on Apeiron Systems having been provided 100,000 simultaneous cellular customers by VIVA-US Telecommunications, Inc. (“VIVA”) under Apeiron’s “Mobile Reseller Agreement” with VIVA dated November 10, 2023, and with VIVA being fully paid and current with all outstanding amounts owed to Apeiron, within one (1) year of the date of grant and with at least 100,000 of such simultaneous customer cellular contracts then being in full force and effect, or the grant of the ISO’s shall expire. These options expire November 29, 2029.

(2)	As part of his designation as director, Mr. Pearl was granted quarterly stock option grants to purchase 25,000 shares of our common stock commencing October 28, 2018, with the shares being valued at 110% of the fair market value or the closing price of our common stock on the date of the grant for the first year, and thereafter at 110% of the fair market value or the closing price of our common stock on the quarterly date of vesting for the remaining quarters of service as a director. The first quarterly grants of 25,000 (100,000 total) were all granted at the same exercise price of $0.495. On October 25, 2023, Mr. Pearl exercised his first option grants of 100,000 options. On January 27, 2025, Mr. Pearl exercised 25,000 option grants by conveying to the Company 13,307 unencumbered shares of the Company's common stock. The remaining options expire at the earlier of five (5) years from the date of quarterly grant or one (1) year from termination or resignation as a director.

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

(6)	These options were granted on September 27, 2021, and vest 16,667 shares on September 27, 2022; 16,667 shares on September 27, 2023, and 16,666 shares on September 27, 2024; and they expire on the earlier of September 26, 2026, or ninety (90) days from resignation or termination of employment. Pursuant to Board resolutions adopted on February 1, 2025, and extension of options, this employee’s options, who is under an Employment Agreement, will expire on August 13, 2025.

(7)	These options were granted on September 8, 2023, and vest 250,000 shares on September 8, 2024, 250,000 shares on September 8, 2025, and 250,000 shares on September 8, 2026; and they expire on the earlier of September 8, 2028, or ninety (90) days from resignation or termination of employment. Pursuant to Board resolutions adopted on February 1, 2025, and extension of options, Mr. Murcer’s options will expire on August 13, 2025.

(8)	These options were granted on September 22, 2023, and vest 250,000 shares September 22, 2024, 250,000 shares on September 22, 2025, and 250,000 shares on September 22, 2026; and they expire on the earlier of September 22, 2028, or ninety (90) days from resignation or termination of employment. Pursuant to Board resolutions adopted on February 1, 2025, and extension of options, Mr. Welch’s options will expire on August 13, 2025.

(9)	These options were granted on July 17, 2023, and all 60,000 shares vested July 17, 2023; and they expire on the earlier of July 17, 2028, or ninety (90) days from resignation or termination of his position as a consulting attorney to the Company.

(10)	These options were granted on November 29, 2023, and vest one third on November 29, 2024, on third on November 29, 2025, and one third on November 29, 2026; and they expire on the earlier of November 29, 2028, or ninety (90) days from resignation or termination of employment. Pursuant to Board resolutions adopted on February 1, 2025, and extension of options, this employee’s options, who is under an Employment Agreement, will expire on August 13, 2025.

(11)	These options were granted on March 27, 2024, and 33,333 shares vest on March 27, 2025, 33,333 shares vest on March 27, 2026, and 33,334 shares vest on March 27, 2027; and they expire on the earlier of March 27, 2029, or ninety (90) days from resignation or termination of employment.

Compensation of Directors

Mr. McEwen receives no compensation to serve as a Director and Chairman of the Board. Currently, and except for compensation of Mr. McEwen under his Third Amended Employment Agreement (see Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, Exhibit 10.1), and the current $500 monthly compensation set out above for certain directors (these directors were paid $3,000 per month through May, 2023), our directors do not receive any other compensation other than the incentive stock options outlined above in this Item in the Outstanding Equity Awards Table.

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

Security Ownership of Beneficial Owners

Name and Address*	Title of	Amount and Nature of Beneficial	Percent of
of Beneficial Owner	Class	Ownership (1), (2) , (3) & (4)	Class (1), (2) & (3)
D. Sean McEwen	Common	16,934,262	37.14%
Joshua Ploude	Common	6,300,000	13.82%

Security Ownership of Officers and Directors

Name and Address*	Title of	Amount and Nature of Beneficial	Percent of
of Officer or Director	Class	Ownership (1), (2), (3) & (4)	Class (1), (2) & (3)
D. Sean McEwen	Common	16,934,262	37.14%
Charles D. Griffin	Common	1,008,333	2.22%
Brian R. Riffle	Common	0	0.00%
K. Paul LaPier	Common	300,000	0.66%
Robert Beaty	Common	523,389	1.15%
Jeffrey Pearl	Common	436,693	0.96%
Joshua Ploude	Common	6,300,000	13.82%
All Officers and Directors as a Group	Common	25,502,677	55.94%

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

(2) Based on 43,526,417 currently issued and outstanding shares of common stock as of March 31, 2025, together with 375,000 non-compensatory stock options of Mr. McEwen; 1,691,666 vested incentive stock options, comprised of, 358,333 for Robert Beaty, 325,000 Jeffrey Pearl and 1,008,333 for Charles D. Griffin, for a total of 45,593,083 issued (or issuable with respect to such options within sixty [60] days) and outstanding shares of common stock, as of the filing of this Annual Report. SEC Rule 13d-3 generally provides that management’s beneficial ownership of securities includes any such security that can be acquired within sixty (60) days. Accordingly, any securities not outstanding, which are subject to such options, warrants or conversion privileges and exercisable within sixty (60) days, are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person, and are not treated as outstanding for the purpose of computing the percentage of the class owned by any such person.

(3) The beneficial ownership of Mr. McEwen in the “Beneficial Owners” table includes 16,559,262 shares directly owned; and 375,000 shares underlying personally owned vested options, all of which vested non-compensatory options can be exercised within sixty (60) days of the filing of this Annual Report.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions with Shareholders

None.

Transactions with CFO Strategies LLC

Brian R. Riffle, the CFO of the Company, is the Managing Partner of CFO Strategies, LLC. Payments of $20,464 were made to CFO Strategies LLC as compensation for the CFO services of Mr. Riffle.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” of this Item above, and Part III, Item 12 hereof for identification of control persons.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Marketplace Rule 4200(a)(15), which states that “Independent director” means “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”  As of December 31, 2024, only Robert Beaty and Jeffrey Pearl came within any of the exceptions to this definition regarding: being or having been an executive officer; having an employee-employer relationship with us; having received compensation from us in an amount in excess of $100,000; and having certain relationships with us, in the case of membership of a director on an audit committee, including applicable family relationships.

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

ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants, Haynie & Company, CPAs, during the years ended December 31, 2024, and 2023, respectively:

Fee Category	2024	2023
Audit Fees	$103,016	$103,578
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$103,016	$103,578

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

(a)(3)

Exhibits. The following exhibits are filed as part of this Annual Report:

(a) Exhibits.

Exhibit Number	Description of Exhibit	Filing

3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K dated February 7, 2018, and filed with the SEC on February 12, 2018.
3(ii)	Amended and Restated Bylaws	Filed with the Form S-8 filed with the SEC on December 8, 2023, and incorporated herein by reference.
4	Description of the Company’s Securities	Filed with the Form 10-K for December 31, 2022, and filed with the SEC on April 17, 2023.
10.1	Third Amended Employment Agreement with D. Sean McEwen	Filed with the Form 8-K dated January 1, 2022, and filed with the SEC on January 14, 2022.
10.2	Charles D. Griffin Employment Agreement	Filed with the Form 8-K dated January 1, 2022, and filed with the SEC on January 14, 2022.
10.3	B. Todd Murcer Employment Agreement	Filed with the Form 8-K dated February 4, 2022, and filed with the SEC on February 11, 2022.
10.4	Joshua Ploude Employment Agreement	Filed with the Form 8-K dated December 31, 2018, and filed with the SEC on December 31, 2018.
10.5	Jason N. Welch Employment Agreement	Filed with the 8-KA-1 Current Report dated February 4, 2022, and filed with the SEC on April 8, 2022.
14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.1	Insider Trading Policy (as amended)	Filed with the Form 10-Q for September 30, 2024, and filed with the SEC on November 14, 2024.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

8-K Current Report dated June 14, 2022 (“CCUR Loan”), and filed with the SEC on June 21, 2022

8-KA Current Report dated June 14, 2022 (“CCUR Loan”), and filed with the SEC on June 7, 2023

8-K Current Report dated April 6, 2023 (“Insight Mobile Assignment”) and filed with the SEC on April 17, 2023

8-K Current Report dated December 18, 2023 (“ACP Financing Installment Sale Agreement”), filed with the SEC on December 22, 2023.

8-K Current Report dated January 22, 2024 (“Excess Telecom Purchase Agreement and Transaction Documents”), filed with the SEC on January 30, 2024.

8-KA Current Report dated January 22, 2024 (“Excess Telcom Purchase Agreement Transaction Documents,” as amended), filed with the SEC on March 10, 2025.

ITEM 16. FORM 10-K SUMMARY

None.

(This space intentionally left blank)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	April 15, 2025	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, CEO and Director

Date:	April 15, 2025	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 15, 2025	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, CEO and a Director

Date:	April 15, 2025	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Date:	April 15, 2025	By:	/s/ Robert Beaty
Robert Beaty
Director