Form 10-Q
period 2025-03-31
KonaTel, Inc.
filed 2025-05-15
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	43,541,150 shares
Class	Outstanding as of May 15, 2025

References

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named “Dala Petroleum Corp.,” which is the Registrant; and our wholly owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), and Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron Systems”); and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“IM Telecom” or “Infiniti Mobile”), of which we own 51%, which is subject to conveyance, if approved by the Federal Communications Commission (the “FCC”), to Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), under a Membership Interest Purchase Agreement effective at January 22, 2024. For additional information on the conditions of this conveyance and related agreements, see our 8-K Current Report dated January 22, 2024, filed with the United States Securities and Exchange Commission (the “SEC”) on January 30, 2024, and our 8-K/A-1 Current Report dated January 22, 2024, filed with the SEC on March 10, 2025, which are Hyperlinked in Part II, Other Information, Item 6, Exhibits, hereof, and are incorporated herein by reference.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the SEC that are contained in the SEC Edgar Archives, including the “Risk Factors” enumerated in “Part I, Item IA. Risk Factors” of our 10-K Annual Report for the year ended December 31, 2024, filed with the SEC on April 15, 2025, which Risk Factors commence on page ten (10) thereof. A copy of the Annual Report is attached hereto by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Documents Incorporated by Reference

See Part II-Other Information, in Item 6, Exhibits, hereof.

2

KONATEL, INC.

FORM 10-Q

March 31, 2025

PART I - FINANCIAL STATEMENTS

March 31, 2025

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and Cash Equivalents	$2,098,383	$1,679,345
Accounts Receivable, Net	563,465	1,533,015
Inventory, Net	148,732	163,063
Prepaid Expenses	79,181	94,496
Other Current Assets	147,771	112,170
Total Current Assets	3,037,532	3,582,089

Property and Equipment, Net	14,345	15,128

Other Assets
Intangible Assets, Net	323,468	323,468
Right of Use Asset	287,345	319,549
Notes Receivable	850,000	1,000,000
Other Assets	74,328	74,328
Total Other Assets	1,535,141	1,717,345
Total Assets	$4,587,018	$5,314,562

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$2,261,430	$2,277,597
Right of Use Operating Lease Obligation - Current	101,934	113,740
Income Tax Payable	184,051	184,051
Total Current Liabilities	2,547,415	2,575,388

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	206,396	227,776
Total Long Term Liabilities	206,396	227,776
Total Liabilities	2,753,811	2,803,164
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized 43,526,417 outstanding and issued at March 31, 2025 and 43,503,658 outstanding and issued at December 31, 2024	43,527	43,504
Additional Paid In Capital	10,455,081	10,215,767
Accumulated Deficit	(8,665,401)	(7,747,873)
Total Stockholders’ Equity	1,833,207	2,511,398
Total Liabilities and Stockholders’ Equity	$4,587,018	$5,314,562

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenue	$2,168,714	$5,635,836
Cost of Revenue	1,516,821	4,508,332
Gross Profit	651,893	1,127,504

Operating Expenses
Payroll and Related Expenses	1,110,699	1,452,100
Operating and Maintenance	1,421	1,544
Credit Loss	—	1,448
Professional and Other Expenses	157,431	110,223
Utilities and Facilities	46,411	50,786
Depreciation and Amortization	782	2,449
General and Administrative	49,986	61,395
Marketing and Advertising	5,085	33,996
Application Development Costs	178,529	206,083
Taxes and Insurance	31,194	54,435
Total Operating Expenses	1,581,538	1,974,459

Operating Loss	(929,645)	(846,955)

Other Income and Expense
Gain on Sale	—	9,247,726
Interest Expense	(576)	(104,329)
Other Income/(Expense), net	12,693	(63,930)
Total Other Income	12,117	9,079,467

Income (Loss) Before Income Taxes	(917,528)	8,232,512

Income Tax Expense	—	149,428

Net Income (Loss)	$(917,528)	$8,083,084

Earnings (Loss) per Share
Basic	$(0.02)	$0.19
Diluted	$(0.02)	$0.19
Weighted Average Outstanding Shares
Basic	43,526,417	43,180,747
Diluted	43,526,417	43,601,328

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2025	43,503,658	$43,504	$10,215,767	$(7,747,873)	$2,511,398
Exercised Stock Options	22,759	23	(23)	—	—
Stock Based Compensation	—	—	239,337	—	239,337
Net Loss	—	—	—	(917,528)	(917,528)
Balances as of March 31, 2025	43,526,417	$43,527	$10,455,081	$(8,665,401)	$1,833,207

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2024	43,145,720	$43,146	$9,182,140	$(12,238,691)	$(3,013,405)
Exercised Stock Options	187,500	187	41,063	—	41,250
Stock Based Compensation	—	—	224,070	—	224,070
Net Income	—	—	—	8,083,084	8,083,084
Balances as of March 31, 2024	43,333,220	$43,333	$9,447,273	$(4,155,607)	$5,334,999

See accompanying notes to unaudited condensed consolidated financial statements.

 KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(917,528)	$8,083,084
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and Amortization	782	2,449
Gain on Sale of IM Telecom (49%)	—	(9,247,726)
Loan Origination Cost Amortization	—	49,579
Credit Loss	—	1,448
Stock-based Compensation	239,337	224,070
Change in Right of Use Asset	32,204	30,209
Change in Lease Liability	(33,186)	(30,927)

Changes in Operating Assets and Liabilities:
Accounts Receivable	969,550	(451,646)
Inventory	14,331	464,739
Prepaid Expenses	(20,285)	11,509
Accounts Payable and Accrued Expenses	(16,168)	(1,073,431)
Income Tax Payable	—	149,428
Net cash used in / provided by operating activities	269,038	(1,787,215)

Cash Flows from Investing Activities
Sale of IM Telecom (49%)	—	9,558,509
Notes Receivable	150,000	(1,000,000)
Net cash provided by investing activities	150,000	8,558,509

Cash Flows from Financing Activities
Repayments of amounts of Notes Payable	—	(3,704,750)
Cash received from Stock Options Exercised	—	41,250
Net cash used in financing activities	—	(3,663,500)

Net Change in Cash	419,038	3,107,794
Cash - Beginning of Year	1,679,345	777,103
Cash - End of Period	$2,098,383	$3,884,897

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$54,750
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$—

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

On February 5, 2018, we entered into a purchase agreement to acquire IM Telecom (www.infinitimobile.com). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. IM Telecom currently operates as a 51% owned subsidiary of KonaTel. It is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of twenty-two (22) original FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan since 2012, of which approximately twelve (12) license holders remain active today. The FCC has not approved (granted) a new wireless reseller Lifeline Compliance Plan since 2012. In addition to being an FCC licensed ETC in forty (40) states, IM Telecom was also an approved provider in the currently expired Affordable Connectivity Program of the FCC (the “ACP Program” or the “ACP”). Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income Americans. ACP is an expired FCC program that provided subsidized high-speed wireless data services to low-income Americans. IM Telecom distributes Lifeline services under its Infiniti Mobile brand name through its website, sales staff, retail locations and ISOs. IM Telecom also offers non-Lifeline services throughout the United States. IM Telecom has a US-based customer support center located in Atmore, Alabama.

On January 22, 2024 (the “Effective Date”), KonaTel and IM Telecom entered into a Membership Interest Purchase Agreement (the “Excess Telecom Membership Purchase Agreement”) with Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), pursuant to which KonaTel conveyed a minority 49% non-controlling interest of its 100% Membership Interest in IM Telecom to Excess Telecom on the “Initial Closing Date” in consideration of the sum of $10,000,000, and if approved by the FCC, will convey the remaining 51% of the Membership Interest in IM Telecom to Excess Telecom for the sum of $100 on the “Final Closing.” If a Change of Control Petition is not approved by the FCC, KonaTel shall retain its majority 51% controlling interest of IM Telecom; Excess Telecom shall retain a minority 49% non-controlling interest of IM Telecom; and KonaTel shall have no obligation to refund any portion of the funds paid by Excess Telecom to KonaTel. In the furtherance of this process, certain of the initial Transaction Documents have been restated by signature dated March 4, 2025, but effective as of the date or dates set forth at the beginning of each of the referenced Transaction Documents. See Part II-Other Information, in Item 6, Exhibits, hereof, for additional information in the Hyperlinked and referenced Current Reports related to the Excess Telecom Membership Purchase Agreement.

Additionally, and as disclosed below in NOTE 9 SUBSEQUENT EVENTS, on May 3, 2025, IM Telecom received a request from Excess Telecom to withdraw IM Telecom’s Change of Control Petition, in favor of Excess Telecom, submitted to the FCC on January 22, 2024.  This withdrawal request was initiated by Excess Telecom.  IM Telecom accepted Excess Telecom’s withdrawal request and submitted a Change of Control Petition Withdrawal Request to the FCC on May 9, 2025.  As previously mentioned, the Company retains its majority 51% controlling ownership of IM Telecom and Excess Telecom currently retains its minority 49% non-controlling interest in IM Telecom. All other agreements between the Company and Excess Telecom, including but not limited to the Membership Interest Purchase Agreement and Master Distribution Agreement, remain in full force and effect. No monies paid by Excess Telecom to the Company are refundable under Excess Telecom’s request for the withdrawal of the Change of Control Petition submitted on January 22, 2024, to the FCC.

IM Telecom is headquartered in Plano, Texas, and has a warehouse operation in Tulsa, Oklahoma, and a customer service center in Atmore, Alabama.

Apeiron Systems has ten (10) full-time employees. The current employees of IM Telecom, fourteen (14) full-time, novated to Excess Telecom under the Excess Telecom Membership Purchase Agreement at the time of the Initial Closing Date. These employees continue to engage in the same manner and function of service provided prior to the aforementioned agreement. KonaTel has four (4) full-time employees.

Principal Products or Services and their Markets

Our principal products and services provided through Apeiron Systems and IM Telecom, include our CPaaS suite of services (“SIP/VoIP, SMS/MMS”), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to forty (40) states, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

We generate revenue from two (2) primary sources, Hosted Services and Mobile Services:

•	Our Hosted Services include a suite of hosted CPaaS services within Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management, of which IoT provides device connectivity via wireless 4G/5G. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and ISOs.

•	Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program. Even though government programs like Lifeline have existed since 1985, these programs, along with programs currently expired or not yet adopted, are subject to change and any change, reduction or elimination may have a material impact on our Mobile Services business.

Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024, which are available by Hyperlink in our 10-K Annual Report for the year ended December 31, 2024, filed with the SEC on April 15, 2025, in Item 6, Exhibits, hereof, and which is incorporated herein by reference.

The accompanying financial statements have been prepared using the accrual basis of accounting.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates in these financial statements include the allowance for doubtful receivables, allowance for inventory obsolescence, the estimated useful lives of property and equipment and stock-based compensation. Actual results could differ from those estimates.

Basis of Consolidation

The condensed consolidated financial statements include the Company and our two (2) wholly owned corporate subsidiaries, KonaTel Nevada and Apeiron Systems, and IM Telecom, presently owned 51% by us. All significant intercompany transactions are eliminated.

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three months ended March 31, 2025, is not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of March 31, 2025, there were potentially 2,901,664 dilutive shares.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended March 31,
	2025	2024
Numerator
Net Income/(Loss)	$(917,528)	$8,083,084

Denominator
Weighted-average common shares outstanding, basic	43,526,417	43,180,747
Dilutive impact of stock options	—	420,581
Weighted-average common shares outstanding, diluted	43,526,417	43,601,328

Net income/(Loss) per common share
Basic	$(0.02)	$0.19
Diluted	$(0.02)	$0.19

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2025, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $281,661 or 49.8%, and $101,223 or 17.9%. It should be noted that the largest customer is the California Public Utilities Commission (“CPUC”). As of December 31, 2024, the Company had a significant concentration of receivables from two (2) customers in the amounts of $1,054,726 or 54.0%, and $625,741 or 32.1%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three months ended March 31, 2025, the Company had three (3) customers that accounted for $683,635 or 31.4% and $281,661 or 12.9% and $275,162 or 12.6% of revenue, respectively. For the three months ended March 31, 2024, the Company had two (2) customers that accounted for $2,891,992 or 51.3% and $978,544 or 17.4% of revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Going Concern

For the three months ended March 31, 2025, the Company generated net loss of ($917,528), compared to a net income for the three months ended March 31, 2024, of $8,083,084. During the three months ended March 31, 2024, the Company sold a 49% interest in IM Telecom to Excess Telecom, which allowed us to pay off all outstanding debt and retain additive cash. The accumulated deficit as of March 31, 2025, is ($8,665,401).

We are one of only a few telecommunication carriers to hold a national wireless ETC (“Lifeline”) license, which provides us with additive reimbursement rates within the states we operate. With the expiration of the ACP Program on June 1, 2024, we have shifted our focus back to marketing exclusively under our ETC license, with a primary focus on states with additional state subsidies such as the state of California. With the additional state funding and a Linkup program in California, we have been able to retain continuity in the mobile services market. We continue to target and expand into additional ETC licensed states and currently have pending requests to market Lifeline services in eight (8) additional states with the FCC.

We continue to focus on a program launch date for our hosted services initiative with VIVA-US Telecommunications, Inc. (“VIVA-US”), and our ongoing health care sales initiative in the state of California. The launch of both of these programs will play a significant role in our ability to continue operations without additional cost reduction measures. A lack of success with any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Quarterly Report.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards, cell phones and tablets, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility and is reviewed for obsolescence and counted for accuracy with distributors. At March 31, 2025, and December 31, 2024, the Company had inventory of $148,732 and $163,063, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of March 31, 2025, and December 31, 2024:

	March 31, 2025	December 31, 2024
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(447,266)	(446,483)
Property and equipment, net	$14,345	$15,128

Depreciation related to Property and Equipment amounted to $782 and $2,449 for the three months ended March 31, 2025, and 2024, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under non-cancelable leases. As of March 31, 2025, the Company had four (4) properties with lease terms in excess of one (1) year. Of these four (4) leases, two (2) leases expire in 2025; one (1) lease expires in 2026; and one (1) lease expires in 2030. Lease payables as of March 31, 2025, totaled $308,330.

Future lease liability payments under the terms of these leases are as follows:

2025	90,544
2026	65,967
2027	54,000
2028	54,000
2029	54,000
Thereafter	36,000
Total	354,511
Less Interest	46,180
Present value of minimum lease payments	308,330
Less Current Maturities	101,934
Long Term Maturities	$206,396

The weighted average term of the Right-to-Use leases is 55.6 months recorded with a weighted average discount of 7.08%. Total lease expense for the three months ended March 31, 2025, and 2024, was $33,894 and $39,223, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of March 31, 2025, and December 31, 2024, was $323,468.

	March 31, 2025	December 31, 2024
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	323,468	323,468
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	323,468	323,468
Right of Use Assets - net	287,345	319,549
Intangible Assets net	$610,813	$643,017

Amortization expense amounted to $0, and $0 for the three months ended March 31, 2025, and 2024, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the Lifeline license granted by the FCC, all intangible assets were fully amortized as of December 31, 2021.

NOTE 6 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of March 31, 2025, there are no ongoing legal proceedings.

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

Letters of Credit

The Company had no outstanding letters of credit as of March 31, 2025.

NOTE 7 – SEGMENT REPORTING

In November 2023, the Financial Accounting Standards Board (FASB) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). Beginning with our 2024 annual reporting, we adopted ASU No. 2023-07, which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (“CODM”) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity to disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources.

Our segments are comprised of strategic business units or other operations that offer products and services to different customer segments over various technology platforms and/or in different geographies that are managed accordingly. We have two (2) reportable segments: Hosted Serves and Mobile Services. Our CODM is our President. Our CODM uses operating income to evaluate performance and allocate resources, including capital allocations, when managing the business. Our CODM manages operations through the review of actual and forecasted “Operations and Support Expenses” information at a segment and business unit level, of which segments are primarily evaluated on a direct cost basis and comprised of equipment, compensation, network and technology, sales, advertising and other costs. Direct costs are incurred in support of products and services offered by the business units, such as equipment costs (predominantly wireless devices), network access, rents, leases, sales support, customer provisioning and compensation expenses.

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

The following table reflects the results of operations of the Company’s reportable segments:

Three Months ended March 31, 2025
			Depreciation
			and	Other	Net
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$1,429,323	$1,594,453	$516	$—	$(165,646)
Mobile Services	739,391	842,063	266	—	(102,938)
Segment Total	2,168,714	2,436,516	782	—	(268,584)
Corporate
Parent administration support	—	648,944	—	—	(648,944)
Gain on sale of subsidiary	—	—	—	—	—
Total Corporate	—	648,944	—	—	(648,944)
KonaTel, Inc.	$2,168,714	$3,085,460	$782	$—	$(917,528)

Three Months ended March 31, 2024
			Depreciation
			and	Other	Net Income
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$1,481,746	$1,617,958	$2,368	$—	$(138,680)
Mobile Services	4,154,090	4,188,378	81	—	(34,369)
Segment Total	5,635,836	5,806,336	2,449	—	(172,949)
Corporate
Parent administration support	—	991,693	—	—	(991,693)
Gain on sale of subsidiary	—	—	—	9,247,726	9,247,726
Total Corporate	—	991,693	—	9,247,726	8,256,033
KonaTel, Inc.	$5,635,836	$6,798,029	$2,449	$9,247,726	$8,083,084

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Compensation

The Company offers incentive stock option grants to directors and key employees. Options vest in tranches and typically expire five (5) years from the date of grant. For the three months ended March 31, 2025, and 2024, the Company recorded options expense of $239,337 and $224,070, respectively. The option expense not taken as of March 31, 2025, is $2,809,586, with a weighted average term of 3.24 years.

The following table represents stock option activity as of and for the three months ended March 31, 2025:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2024	5,650,000	$0.78	3.80	$—
Granted	—	—	—	—
Exercised	(50,000)	0.18
Forfeited	(30,000)	—
Options Outstanding – March 31, 2025	5,570,000	$0.41	4.08	$—

Exercisable and Vested, March 31, 2025	2,901,664	$0.51	1.68	$—

The aggregate intrinsic value for options outstanding as of March 31, 2025, is not calculated because the closing stock price on March 31, 2025, is less than the weighted average exercise price of outstanding options on that date.

NOTE 9 – SUBSEQUENT EVENTS

Below are events that have occurred since March 31, 2025:

Pearl Stock Option Exercise

On April 25, 2025, Jeffrey Pearl, an independent Board member, conveyed to the Company 10,267 shares of the Company’s common stock at a price of $0.30, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the exercise of 25,000 incentive stock options granted to him in 2020 at a price of $0.1232 per share or an aggregate of $3,080, which was 110% of the fair market value of our common stock on the date of such grant.

Beaty Stock Option Expiration

At midnight, May 11, 2025, a 25,000 incentive stock option granted on May 12, 2020, at an exercise price of $0.2618, to Robert Beaty, an independent Board member, expired.

 Health Care Initiative and VIVA-US Contract

Our ongoing health care initiative experienced an initial launch in March 2025, and Advice Letter Number 20 is pending before the CPUC, authorizing an expanded launch to all current “Medicaid” recipients within the state of California. The full program launch timing for our VIVA-US sales initiative has now been tentatively set for June, 2025.

Excess Telecom Request to Withdraw IM Telecom Transfer of Ownership Petition

During the first quarter of 2024, the Company entered into a Membership Interest Purchase Agreement with Excess Telecom to sell a minority (49%) non-controlling share of IM Telecom in consideration of the sum of $10,000,000.  Upon final sale of the remaining 51%, if approved by the FCC, the Company shall have the right to continue providing Lifeline qualified service through a Master Distribution Agreement with Excess Telecom, for not less than ten (10) years.  If the FCC does not approve Excess Telecom’s petition to acquire IM Telecom under the Excess Telecom Membership Interest Purchase Agreement, the Company shall retain its majority 51% controlling share of IM Telecom and no monies paid by Excess Telecom to the Company shall be refundable.

On May 3, 2025, IM Telecom received a request from Excess Telecom to withdraw IM Telecom’s Change of Control Petition, in favor of Excess Telecom, submitted to the FCC on January 22, 2024.  This withdrawal request was initiated by Excess Telecom.  IM Telecom accepted Excess Telecom’s withdrawal request and submitted a Change of Control Petition Withdrawal Request to the FCC on May 9, 2025.  As previously mentioned, the Company retains its majority 51% controlling ownership of IM Telecom and Excess Telecom currently retains its minority 49% non-controlling interest in IM Telecom. All other agreements between the Company and Excess Telecom, including but not limited to the Membership Interest Purchase Agreement and Master Distribution Agreement, remain in full force and effect. No monies paid by Excess Telecom to the Company are refundable under Excess Telecom’s request for the withdrawal of the Change of Control Petition submitted on January 22, 2024, to the FCC.

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

Overview of Current and Planned Business Operations

We continue to pursue market opportunities for the distribution of our current products and services described in our “Principal Products or Services and their Markets” summary commencing on page nine (9) of this Quarterly Report. In addition, we continue to pursue additional market distribution opportunities, such as our expanded short-code messaging (“SMS”) service, development of new products and services, including our newly released wholesale POTS (“Plain Old Telephone Service”) replacement service, and pursuit of accretive acquisition opportunities that may enhance or expand our current product and service offerings.

Results of Operations

With the expiration of the ACP on June 1, 2024, throughout 2024, the Company chose to expand and reallocate its resources in California to offset the potential risk of an ACP Program end. In lieu of retaining the ACP subsidy, California offers state and federal subsidies which are similar in value to the ACP subsidy. Since Lifeline services are funded by the Federal Universal Service Fund (“FUSF”), and not subject to enactment or renewal of government funded appropriations, the Company chose to redirect resources to California Lifeline, where Average Revenue Per User (“ARPU”) is equal to or greater than that of ACP in California. As of March 31, 2025, we are currently approved to operate in forty (40) Lifeline states.  This expanded footprint provides our mobile services business with additional opportunities to serve customers.  Under IM Telecom’s national ETC license, the Company will continue to enroll and provide services to qualifying consumers in the FCC Lifeline Program. In the event another program similar to the ACP Program is approved, we are prepared to rapidly offer qualified consumers affordable communication services.

In the quarter ended March 31, 2025, Hosted Services (“CPaaS services”) accounted for approximately 66% of total Company revenue, and Mobile Services (“Lifeline sales”) accounted for approximately 34% of Company revenue. The Lifeline Program is a U.S. government subsidized telecommunication program created in 1985.  It is funded through fees collected from all U.S. telecommunication services invoices. Regardless of whether a program similar to the ACP Program is funded in the future, management continues to prioritize its growth initiatives within the Company’s Hosted Services segment as we focus our efforts on new sales opportunities with our expanded short-code messaging (“SMS”) service, which has doubled in revenue over the past twelve months, and our newly released wholesale POTS service currently provided to regional carriers and resellers who, as of the end of this quarter, have activated approximately 600 POTS lines during our initial deployment period, and a health care related initiative within our Mobile Services segment.

During the first quarter of 2024, the Company entered into a Membership Interest Purchase Agreement with Excess Telecom to sell a minority (49%) non-controlling share of IM Telecom in consideration of the sum of $10,000,000.  As part of this sale, the Company paid off all existing and outstanding debt and gained substantial additional liquidity and Owner’s Equity into the business. Upon final sale of the remaining 51%, if approved by the FCC, the Company shall have the right to continue providing Lifeline qualified services through a Master Distribution Agreement with Excess Telecom, for not less than ten (10) years.  However, as further disclosed above in NOTE 9 – SUBSEQUENT EVENTS, since Excess Telecom requested that IM Telecom, under the Excess Telecom Membership Interest Purchase Agreement, withdraw its Change of Control Petition with the FCC, the Company shall continue to retain its majority 51% controlling share of IM Telecom and no monies paid by Excess Telecom to the Company shall be refundable.

See Part II-Other Information, in Item 6, Exhibits, hereof, for additional information in the Hyperlinked and referenced Current Reports related to the Excess Telecom Membership Purchase Agreement.

Comparison of the three months ended March 31, 2025, to the three months ended March 31, 2024

For the three months ended March 31, 2025, we had $2,168,714 in revenues from operations compared to $5,635,836 for the three months ended March 31, 2024, for a total revenue decrease of $3,467,122. The decrease in revenue was primarily due to the expiration of the ACP program on June 1, 2024, which resulted in fewer activations and a lower revenue-per-user for each activation. The Company continues to explore new revenue streams such as delivery of mobile services through certain health care initiatives and hosted services partnerships.

For the three months ended March 31, 2025, our cost of revenue was $1,516,821 compared to $4,508,332 in the three months ended March 31, 2024, for a cost of revenue decrease of $2,991,511. Our cost of revenue decrease was primarily a result of a decrease in sales compensation and device costs related to the expiration of the ACP Program, causing a decline in marketing efforts to low-income consumers.

For the three months ended March 31, 2025, we had gross profit of $651,893 compared to $1,127,504 in the three months ended March 31, 2024, for a gross profit decrease of $475,611. This decrease primarily resulted from a significant decline in activations in our Mobile Services segment, which was also due to the expiration of the ACP Program on June 1, 2024.

For the three months ended March 31, 2025, total operating expenses were $1,581,538 compared to $1,974,459 in the three months ended March 31, 2024, for a decrease of $392,921. This decrease was primarily due to lower payroll due to a reduction in force made in November 2024 and a reduction in application development costs in Apeiron.

For the three months ended March 31, 2025, other income (expense) was $12,117 compared to $9,079,467 in the quarter ended March 31, 2024. This decrease was a result of the gain on sale recognized in 2024 as part of the sale of 49% interest in IM Telecom.

For the three months ended March 31, 2025, we had a net loss of ($917,528) compared to net income of $8,083,084 in the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had $2,098,383 in cash and cash equivalents on hand.

In comparing liquidity between the three month periods ended March 31, 2025, and December 31, 2024, cash increased by 25.0%. This increase is the result of additional cash received as part of the Lifeline subsidy claims made in October and November, 2024, which were delayed by certain database and system issues in the state of California. Liabilities and total overall debt decreased by 1.8% in the three month period ended March 31, 2025, when compared to the three month period ended December 31, 2024.

Our current ratio (current assets divided by our current liabilities) decreased to 1.53 as of March 31, 2025, compared to 1.78 as of December 31, 2024. Working capital decreased by 33.2%.

Cash Flow from Operations

During the three months ended March 31, 2025, cash flow used provided by operating activities was $269,038, primarily as a result of changes in accounts receivables due from the state subsidy payments received from the state of California.

Cash Flows from Investing Activities

During the three months ended March 31, 2025, cash flow provided by investing activities was $150,000, as a result of the payment received on the note receivable of $1,000,000 from the sale of 49% of IM Telecom.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, there were no cash flows generated by Financing Activities.

Going Concern

For the three months ended March 31, 2025, the Company generated a net loss of ($917,528), compared to net income for the three months ended March 31, 2024, of $8,083,084. The accumulated deficit as of March 31, 2025, is ($8,665,401).

We are one of only a few telecommunication carriers to hold a national wireless ETC Lifeline license, which provides us with additive reimbursement rates within the states we operate. With the expiration of the ACP Program on June 1, 2024, we have shifted our focus back to marketing exclusively under our ETC license with a primary focus on states with additional state subsidies such as the state of California. With the additional state funding and Linkup program in California, we have been able to retain continuity in the mobile services market. We continue to target and expand into additional ETC licensed states and currently have pending requests to market Lifeline services in eight (8) additional states with the FCC.

We continue to focus on a program launch date for our hosted services initiative with VIVA-US Telecommunications, Inc. (“VIVA-US”), and our ongoing health care sales initiative in the state of California. The launch of both of these programs will play a significant role in our ability to continue operations without additional cost reduction measures. A lack of success with any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Quarterly Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three-month period ended March 31, 2025.

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

Concentrations of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of receivables, cash and cash equivalents.

All cash and cash equivalents are held at high credit financial institutions. These deposits are generally insured under the FDIC’s deposit insurance coverage; however, from time to time, the deposit levels may exceed FDIC coverage levels.

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2025, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amounts of $281,661 or 49.8%, and $101,223 or 17.9%, and 82,196 or 14.5%. It should be noted that the largest customer is the California Public Utilities Commission (“CPUC”). As of December 31, 2024, the Company had a significant concentration of receivables from two (2) customers in the amounts of $1,054,726 or 54.0%, and $625,741 or 32.1%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three months ended March 31, 2025, the Company had three (3) customers that accounted for $683,635 or 31.4%, $281,661 or 12.9% and $275,162 or 12.6% of revenue, respectively. For the three months ended March 31, 2024, the Company had two (2) customers that accounted for $2,891,992 or 51.3% and $978,544 or 17.4% of revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2025, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Part I, Item 1A. Risk Factors, commencing on page ten (10) of our Annual Report for the year ended December 31, 2024, filed with the SEC on April 15, 2025, for a list of Risk Factors, which Annual Report can be accessed by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof.

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

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.

8-K Current Report dated January 22, 2024 (the “Excess Telecom Membership Purchase Agreement), filed with the SEC on January 30, 2024.

8-K/A-1 Current Report dated January 22, 2024 (the “Excess Telcom Membership Purchase Agreement), filed with the SEC on March 10, 2025.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	May 15, 2025	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 15, 2025	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	May 15, 2025	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

