Form 10-Q
period 2025-06-30
KonaTel, Inc.
filed 2025-08-19
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	43,566,814 shares
Class	Outstanding as of August 14, 2025

References

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named “Dala Petroleum Corp.,” which is the Registrant; and our wholly owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), and Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron Systems”); and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“IM Telecom” or “Infiniti Mobile”), of which we own 51%, which is subject to conveyance, if approved by the Federal Communications Commission (the “FCC”), to Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), under a Membership Interest Purchase Agreement effective at January 22, 2024. We have temporarily withdrawn our change of control application regarding IM Telecom with the FCC to provide additional information needed to obtain the required approvals. Our intent is to refile the application and gain approval of not only the change in control but approval of all pending SAC applications. See the headings “Going Concern” and “Subsequent Events” in NOTES 1 and 9, respectively, of our financial statements contained herein; and for additional information on the conditions of this conveyance and related agreements, see our 8-K Current Report dated January 22, 2024 (“Excess Telecom Membership Purchase Agreement and related Transaction Documents”), filed with the United States Securities and Exchange Commission (the “SEC”) on January 30, 2024, and our 8-K/A-1 Current Report dated January 22, 2024, filed with the SEC on March 10, 2025, which are Hyperlinked in Part II, Other Information, Item 6, Exhibits, hereof, and are incorporated herein by reference.

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

Documents Incorporated by Reference

See Part II-Other Information, in Item 6, Exhibits, hereof.

2

KONATEL, INC.

FORM 10-Q

June 30, 2025

PART I - FINANCIAL STATEMENTS

June 30, 2025

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and Cash Equivalents	$1,491,346	$1,679,345
Accounts Receivable, Net	509,571	1,533,015
Inventory, Net	118,242	163,063
Prepaid Expenses	75,349	94,496
Other Current Assets	310,988	112,170
Total Current Assets	2,505,496	3,582,089

Property and Equipment, Net	13,563	15,128

Other Assets
Intangible Assets, Net	323,468	323,468
Right of Use Asset	257,499	319,549
Notes Receivable	850,000	1,000,000
Other Assets	74,328	74,328
Total Other Assets	1,505,295	1,717,345
Total Assets	$4,024,354	$5,314,562

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$2,675,605	$2,277,597
Right of Use Operating Lease Obligation - Current	78,457	113,740
Income Tax Payable	184,051	184,051
Total Current Liabilities	2,938,113	2,575,388

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	195,999	227,776
Total Long-Term Liabilities	195,999	227,776
Total Liabilities	3,134,112	2,803,164
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized 43,541,140 outstanding and issued at June 30, 2025, and 43,503,658 outstanding and issued at December 31, 2024	43,541	43,504
Additional Paid In Capital	10,699,743	10,215,767
Accumulated Deficit	(9,853,042)	(7,747,873)
Total Stockholders’ Equity	890,242	2,511,398
Total Liabilities and Stockholders’ Equity	$4,024,354	$5,314,562

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$2,158,656	$4,343,179	$4,327,370	$9,979,016
Cost of Revenue	1,608,416	3,443,472	3,125,237	7,951,804
Gross Profit	550,240	899,707	1,202,133	2,027,212

Operating Expenses
Payroll and Related Expenses	1,081,633	1,341,046	2,192,333	2,793,146
Operating and Maintenance	2,069	1,421	3,489	2,965
Credit Loss	13,910	—	13,910	1,448
Professional and Other Expenses	325,750	231,302	483,181	341,525
Utilities and Facilities	48,528	59,332	94,939	110,118
Depreciation and Amortization	782	2,449	1,565	4,899
General and Administrative	64,975	44,573	114,962	105,968
Marketing and Advertising	5,396	27,031	10,482	61,027
Application Development Costs	172,967	387,800	351,493	593,883
Taxes and Insurance	32,788	59,115	63,981	113,550
Total Operating Expenses	1,748,798	2,154,069	3,330,335	4,128,529

Operating Loss	(1,198,558)	(1,254,362)	(2,128,202)	(2,101,317)

Other Income and Expense
Gain on Sale	—	—	—	9,247,726
Interest Expense	—	—	(577)	(104,329)
Other Income/(Expense), net	10,917	(4,763)	23,610	(68,693)
Total Other Income and Expenses	10,917	(4,763)	23,033	9,074,704

Income (Loss) Before Income Taxes	(1,187,641)	(1,259,125)	(2,105,169)	6,973,387

Income Tax Expense (Benefit)	—	(149,428)	—	—

Net Income (Loss)	$(1,187,641)	$(1,109,697)	$(2,105,169)	$6,973,387

Earnings (Loss) per Share
Basic	$(0.03)	$(0.03)	$(0.05)	$0.16
Diluted	$(0.03)	$(0.03)	$(0.05)	$0.16
Weighted Average Outstanding Shares
Basic	43,537,102	43,412,602	43,536,341	43,301,670
Diluted	43,537,102	43,412,602	43,536,341	43,301,670

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2025	43,503,658	$43,504	$10,215,766	$(7,747,873)	$2,511,398
Exercised Stock Options	37,482	37	(37)	—	—
Stock Based Compensation	—	—	484,014	—	484,014
Net Loss	—	—	—	(2,105,169)	(2,105,169)
Balances as of June 30, 2025	43,541,140	$43,541	$10,699,743	$(9,853,042)	$890,242

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of April 1, 2025	43,526,417	$43,527	$10,455,081	$(8,665,401)	$1,833,207
Exercised Stock Options	14,723	14	(14)	—	—
Stock Based Compensation	—	—	244,677	—	244,677
Net Income	—	—	—	(1,187,641)	(1,187,641)
Balances as of June 30, 2025	43,541,140	$43,541	$10,699,743	$(9,853,042)	$890,242

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2024	43,145,720	$43,146	$9,182,140	$(12,238,691)	$(3,013,405)
Exercised Stock Options	327,234	327	40,923	—	41,250
Stock Based Compensation	—	—	446,746	—	446,746
Net Loss	—	—	—	6,973,387	6,973,387
Balances as of June 30, 2024	43,472,954	$43,473	$9,669,809	$(5,265,304)	$4,447,978

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of April 1, 2024	43,333,220	$43,333	$9,447,272	$(4,155,607)	$5,334,998
Exercised Stock Options	139,734	140	(140)	—	—
Stock Based Compensation	—	—	222,677	—	222,677
Net Income	—	—	—	(1,109,697)	(1,109,697)
Balances as of June 30, 2024	43,472,954	$43,473	$9,669,809	$(5,265,304)	$4,447,978

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,105,169)	$6,973,387
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	1,565	4,899
Gain on Sale of IM Telecom (49%)	—	(9,247,726)
Loan Origination Cost Amortization	—	49,579
Credit Loss	13,910	1,448
Stock-based Compensation	484,014	446,747
Change in Right of Use Asset	62,050	60,901
Change in Lease Liability	(67,059)	(51,983)

Changes in Operating Assets and Liabilities:
Accounts Receivable	1,009,534	(344,885)
Inventory	44,821	674,911
Prepaid Expenses and Other Asset	(179,672)	12,221
Accounts Payable and Accrued Expenses	398,007	(570,449)
Income Tax Payable	—	—
Net cash used in operating activities	(337,999)	(1,990,950)

Cash Flows from Investing Activities
Sale of IM Telecom (49%)	—	9,558,509
Notes Receivable	150,000	(1,000,000)
Net cash provided by investing activities	150,000	8,558,509

Cash Flows from Financing Activities
Repayments of amounts of Notes Payable	—	(3,704,750)
Cash received from Stock Options Exercised	—	41,250
Net cash used in financing activities	—	(3,663,500)

Net Change in Cash	(187,999)	2,904,059
Cash - Beginning of Year	1,679,345	777,103
Cash - End of Period	$1,491,346	$3,681,162

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$54,750
Cash paid for taxes	$—	$—

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

On February 5, 2018, we entered into a purchase agreement to acquire IM Telecom (www.infinitimobile.com). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. Following the purchase, IM Telecom operated as a wholly owned subsidiary of KonaTel. It is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of twenty-two (22) original FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan since 2012, of which approximately twelve (12) license holders remain active today. The FCC has not approved or granted a new wireless reseller Lifeline Compliance Plan since 2012. In addition to being an FCC licensed ETC in forty (40) states, IM Telecom was also an approved provider in the currently expired Affordable Connectivity Program of the FCC (the “ACP Program” or the “ACP”). Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income Americans. The ACP is an expired FCC program that provided subsidized high-speed wireless data services to low-income Americans. IM Telecom distributes Lifeline services under its Infiniti Mobile brand name through its website, sales staff, retail locations and ISOs. IM Telecom also offers non-Lifeline services throughout the United States. IM Telecom has a US-based customer support center located in Atmore, Alabama.

On January 22, 2024 (the “Effective Date”), KonaTel and IM Telecom entered into a Membership Interest Purchase Agreement (the “Excess Telecom Membership Purchase Agreement”) with Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), pursuant to which KonaTel conveyed 49% of its Membership Interest in IM Telecom to Excess Telecom on the “Initial Closing Date” in consideration of the sum of $10,000,000, and if approved by the FCC, will convey the remaining 51% of the Membership Interest in IM Telecom to Excess Telecom for the sum of $100 on the “Final Closing.” If not approved by the FCC, KonaTel shall retain 51% of IM Telecom; Excess Telecom shall retain 49% of IM Telecom; and KonaTel shall have no obligation to refund any portion of the funds paid by Excess Telecom to KonaTel. In the furtherance of this process, certain of the initial Transaction Documents have been restated by signature dated March 4, 2025, but effective of the date or dates set forth at the beginning of each of the referenced Transaction Documents. See Part II-Other Information, in Item 6, Exhibits, hereof, for additional information in the Hyperlinked and referenced Current Reports related to the Excess Telecom Membership Purchase Agreement and related Transaction Documents.

IM Telecom is headquartered in Plano, Texas, and has a warehouse operation in Tulsa, Oklahoma, and a customer service center in Atmore, Alabama.

Apeiron Systems has twelve (12) full-time employees. The current employees of IM Telecom, twelve (12) full-time employees, novated to Excess Telecom under the Excess Telecom Membership Purchase Agreement at the time of the Initial Closing Date. These employees continue to engage in the same manner and function of service provided prior to the aforementioned agreement. KonaTel has four (4) full-time employees.

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

Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S.GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024, which are available by Hyperlink in our 10-K Annual Report for the year ended December 31, 2024, filed with the SEC on April 15, 2025, in Item 6, Exhibits, hereof, and which is incorporated herein by reference.

The accompanying financial statements have been prepared using the accrual basis of accounting.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates in these financial statements include the allowance for credit losses, allowance for inventory obsolescence, the estimated useful lives of property and equipment and stock-based compensation. Actual results could differ from those estimates.

Basis of Consolidation

The condensed consolidated financial statements include the Company and our two (2) wholly owned corporate subsidiaries, KonaTel Nevada and Apeiron Systems, and IM Telecom, presently owned 51% by us. All significant intercompany transactions are eliminated.

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three (3) months ended June 30, 2025, and the six (6) months ended June 30, 2025, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of June 30, 2025, there were potentially 2,801,664 dilutive shares.

The following table reconciles the shares outstanding and net income (loss) used in the computations of both basic and diluted earnings per share of common stockholders:

	Three (3) Months Ended June 30,
	2025	2024
Numerator
Net Loss	$(1,187,641)	$(1,109,697)

Denominator
Weighted-average common shares outstanding	43,537,102	43,412,602
Dilutive impact of stock options	—	—
Weighted-average common shares outstanding, diluted	43,537,102	43,412,602

Net income per common share
Basic	$(0.03)	$(0.03)
Diluted	$(0.03)	$(0.03)

	Six (6) Months Ended June 30,
	2025	2024
Numerator
Net Loss	$(2,105,169)	$6,973,387

Denominator
Weighted-average common shares outstanding	43,536,341	43,301,670
Dilutive impact of stock options	—	—
Weighted-average common shares outstanding, diluted	43,536,341	43,301,670

Net income per common share
Basic	$(0.05)	$0.16
Diluted	$(0.05)	$0.16

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2025, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amount of $183,185 or 35.6%, $96,017 or 18.7% and $63,848 or 12.4%. It should be noted that the largest customer is the California Public Utilities Commission (“CPUC”). As of December 31, 2024, the Company had a significant concentration of receivables from two (2) customers in the amounts of $1,054,726 or 54.0%, and $625,741 or 32.1%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended June 30, 2025, the Company had one (1) customer that accounted for $746,954 or 34.6% of revenue. For the three (3) months ended June 30, 2024, the Company had two (2) customers that accounted for $1,321,520 or 30.3% and $1,071,558 or 24.6% of revenue, respectively. For the six (6) months ended June 30, 2025, the Company had three (3) customers that accounted for $1,430,589 or 33.1%, $469,671 or 10.9% and $464,388 or 10.7% of revenue, respectively. For the six (6) months ended June 30, 2024, the Company had three (3) customers that accounted for $4,212,158 or 42.2%, $2,050,102 or 20.5% and $1,677,762 or 16.8%, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Going Concern

For the three (3) months ended June 30, 2025, the Company generated a net loss of ($1,187,641), compared to a net loss of (1,109,697) for the three (3) months ended June 30, 2024. For the six (6) months ended June 30, 2025, the Company generated a net loss of ($2,105,169), compared to a net income for the six (6) months ended June 30, 2024, of $6,973,387. During the six (6) months ended June 30, 2024, the Company sold a 49% interest in IM Telecom to Excess Telecom, which provided capital that allowed us to retire all outstanding debt and retain additive cash. The accumulated deficit as of June 30, 2025, is ($9,853,042).

We are one of only approximately 20 telecommunication carriers to hold a national wireless ETC (“Lifeline”) license, which provides us with additive reimbursement rates within the states we operate. We have currently grown our ETC footprint to forty (40) states, eight (8) of which are awaiting FCC Study Area Code (“SAC”) approval to gain operational capability with those new states. We have temporarily withdrawn our IM Telecom change of control application to the FCC. In the interim, we continue to focus our Lifeline marketing efforts primarily within the states of California and Oklahoma, both of which have supplemental Lifeline subsidies that provide for profitable growth and sustainability. We continue to keep our $5M line of credit facility open with the prospect of growing our Lifeline mobile services sector at the opportune time. Additionally, we have a contract with one of the largest healthcare providers in the United States to provide mobile voice service to their qualified Medicaid recipient base of over several million subscribers. We are currently awaiting regulatory approval from the state of California to potentially launch this program before the end of this year.

Our hosted services division continues to show growth across several wholesale product sectors. The US wired “copper” Plain Old Telephone Service (“POTS”) infrastructure has reached its end of life and is being retired by all major telecommunications providers. As such, we are experiencing accelerating growth within our wholesale POTS wireless replacement service, which has been specifically designed to support large service providers with a current imbedded base of POTS subscribers. Next, we continue to expand our wholesale Short Messaging Service (“SMS”) product targeted at high volume SMS companies. And finally, we continue to expand additional infrastructure and software solutions within our Mobile Virtual Network Aggregation (“MVNA”) wireless voice and data platform to support growing opportunities we see in the Mobile Service Network Operator (“MVNO”) market. We also continue to focus on a program launch date for our hosted services initiative with VIVA-US Telecommunications, Inc. (“VIVA-US”).

The above product applications and sales initiatives require capital to sustain our expansion efforts, which we continued to fund through internal resources. The growth and launch of these services will play a significant role in our ability to continue operations without additional cost reduction measures. A lack of success with any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Quarterly Report.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards, cell phones, and tablets, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility and is reviewed for obsolescence and counted for accuracy with distributors. At June 30, 2025, and December 31, 2024, the Company had net inventory of $118,242 and $163,063, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,552
	461,611	461,611
Less: Accumulated Depreciation	(448,048)	(446,483)
Property and equipment, net	$13,563	$15,128

Depreciation related to Property and Equipment amounted to $782 and $2,449 for the three (3) months ended June 30, 2025, and 2024, respectively. Depreciation related to Property and Equipment amounted to $1,565 and $4,899 for the six (6) months ended June 30, 2025, and 2024, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under non-cancelable leases. As of June 30, 2025, the Company had four (4) properties with lease terms in excess of one (1) year. Of these four (4) leases, two (2) leases will expire in 2025, one (1) lease expires in 2026, and one (1) lease expires in 2030. Lease payables as of June 30, 2025, total $274,456.

Future lease liability payments under the terms of these leases are as follows:

2025	$53,410
2026	65,967
2027	54,000
2028	54,000
2029	54,000
Thereafter	36,000
Total	317,377
Less Interest	30,413
Present value of minimum lease payments	286,965
Less Current Maturities	80,568
Long Term Maturities	$206,396

The weighted average term of the Right-to-Use leases is 61.5 months recorded with a weighted average discount of 7.24%. Total lease expense for the three (3) months ended June 30, 2025, and 2024, was $35,517 and $48,371, respectively. Total lease expense for the six (6) months ended June 30, 2025, and 2024, was $69,410 and $87,594, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of June 30, 2025, and December 31, 2024, was $323,468.

	June 30, 2025	December 31, 2024
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	323,468	323,468
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	323,468	323,468
Right of Use Assets, net	257,499	319,549
Intangible Assets, net	$580,967	$643,017

Amortization expense amounted to $0, and $0 for the three (3) months ended June 30, 2025, and 2024, respectively. Amortization expense amounted to $0, and $0 for the six (6) months ended June 30, 2025, and 2024, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the Lifeline license granted by the FCC, all intangible assets were fully amortized as of December 31, 2021.

NOTE 6 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2025, there are no ongoing legal proceedings.

Contract Contingencies

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania related to sales and use tax for the audit period of January 1, 2016, through September 30, 2019. The assessment is in the amount of $115,000, including interest and penalties calculated on sales made inside and outside Pennsylvania. The Company has recorded the full amount of this assessment. The Company appealed the assessment in August, 2021, and at the request of the state, provided additional information to support its appeal. The Company’s position is that Pennsylvania has no sales tax authority to levy and collect sales tax on sales made outside of Pennsylvania. The Company initially recorded an expected liability of $7,000, based on known sales inside Pennsylvania. The State of Pennsylvania rejected an appeal by the Company. The Company has agreed to a twenty-four (24) month payment plan in regard to the sales tax liability with the State of Pennsylvania, which commenced in December, 2023. Following the final payoff of the liability, the Company may have the right to re-open an appeal with the state for a refund of the liability.

Letters of Credit

The Company has a $5M outstanding letter of credit with ACP Finance as of June 30, 2025. As of this filing, no funds are payable on this line of credit.

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

Hosted Services – Our Hosted Services include a suite of hosted CPaaS services within the Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and independent sales organizations (ISOs).

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

The following table reflects the results of operations of the Company’s reportable segments:

Three (3) Months ended June 30, 2025
			Depreciation
			and	Other	Net
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$1,578,248	$1,884,191	$572	$—	$(306,515)
Mobile Services	580,408	809,052	210	—	(228,854)
Segment Total	2,158,656	2,693,243	782	—	(535,369)
Corporate
Parent administration support	—	652,272	—	—	(652,272)
Gain on sale of subsidiary	—	—	—	—	—
Total Corporate	—	652,272	—	—	(652,272)
KonaTel, Inc.	$2,158,656	$3,345,515	$782	$—	$(1,187,641)

Three (3) Months ended June 30, 2024
			Depreciation		Net
			and	Other	Income
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$1,549,389	$1,733,393	$2,368	$—	$(186,372)
Mobile Services	2,793,790	2,983,613	81	—	(189,904)
Segment Total	4,343,179	4,717,006	2,449	—	(376,276)
Corporate
Parent administration support	—	733,421	—	—	(733,421)
Gain on sale of subsidiary	—	—	—	—	—
Total Corporate	—	733,421	—	—	(733,421)
KonaTel, Inc.	$4,343,179	$5,450,427	$2,449	$—	$(1,109,697)

Six (6) Months ended June 30, 2025
			Depreciation
			and	Other	Net
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$3,007,571	$3,478,645	$1,088	$—	$(472,162)
Mobile Services	1,319,799	1,636,254	477	—	(316,932)
Segment Total	4,327,370	5,114,899	1,565	—	(789,094)
Corporate
Parent administration support	—	1,316,075	—	—	(1,316,075)
Gain on sale of subsidiary	—	—	—	—	—
Total Corporate	—	1,316,075	—	—	(1,316,075)
KonaTel, Inc.	$4,327,370	$6,430,974	$1,565	$—	$(2,105,169)

Six (6) Months ended June 30, 2024
			Depreciation		Net
			and	Other	Income
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$3,032,773	$3,351,349	$4,737	$—	$(323,313)
Mobile Services	6,946,243	7,286,992	162	—	(340,911)
Segment Total	9,979,016	10,638,341	4,899	—	(664,224)
Corporate
Parent administration support	—	1,610,115	—	—	(1,610,115)
Gain on sale of subsidiary	—	—	—	9,247,726	9,247,726
Total Corporate	—	1,610,115	—	9,247,726	7,637,611
KonaTel, Inc.	$9,979,016	$12,248,456	$4,899	$9,247,726	$6,973,387

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Compensation

The Company offers incentive stock option grants to directors and key employees. Options vest in tranches and typically expire five (5) years from the date of grant. For the six (6) months ended June 30, 2025, and 2024, the Company recorded stock option expense of $484,014 and $446,746, respectively. For the three (3) months ended June 30, 2025, and 2024, the Company recorded stock option expense of $244,677 and $222,677, respectively. The option expense not taken as of June 30, 2025, is $3,050,455, with a weighted average term of 2.76 years.

The following table represents stock option activity as of and for the six (6) months ended June 30, 2025:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2024	5,650,000	$0.78	3.80	$—
Granted	—	—	—	—
Exercised	(75,000)	0.15	—	—
Forfeited	(75,000)	—	—	—
Options Outstanding – June 30, 2025	5,500,000	$0.40	1.30	$—

Exercisable and Vested, June 30, 2025	2,801,664	$0.52	1.49	$—

The aggregate intrinsic value for options outstanding as of June 30, 2025, is not calculated because the closing stock price on June 30, 2025, is less than the weighted average exercise price of outstanding options on that date.

NOTE 9 – SUBSEQUENT EVENTS

Below are events that have occurred since June 30, 2025:

Pearl Stock Option Exercise

Effective at the close of business on July 25, 2025, Jeffrey R. Pearl, a former independent Board member, conveyed to the Company 13,948 shares of the Company’s common stock at a price of $0.2997, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the $4,180 exercise price of 25,000 incentive stock options granted to him in 2020 at a price of $0.1672 per share, which was 110% of the fair market value of our common stock on the date of such grant.

IM Telecom does not renew lease of Tulsa, OK distribution center

Effective July 31, 2025, IM Telecom will have vacated its leased distribution center in Tulsa, Oklahoma. All remaining device inventory will be transferred to our Atmore AL location for distribution to future customers. All equipment and furniture are fully depreciated and will be sold, donated to charity or transferred to our Atmore, AL location.

Beaty Stock Option Exercise

Effective at the close of business on August 11, 2025, Robert Beaty, an independent Board member, conveyed to the Company 10,388 shares of the Company’s stock at a price of $0.315, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the $3,372 exercise price of 25,000 incentive stock options granted to him in 2020 at a price of $0.1309 per share, which was 110% of the fair market value of our common stock on the date of such grant.

IM Telecom efforts to resubmit application for change in control with the Federal Communications Commission (FCC)

As previously reported, in May of 2025 IM Telecom withdrew its application for change in control as part of the acquisition of 49% of IM Telecom in the first quarter of 2024. The FCC has very specific requirements needed for any change in control of a service provider holding an approved ETC license. As such, IM Telecom believed that there were changes in its operational structure that would be required in order to better assist in the application process; therefore our initial application was withdrawn. IM Telecom is working with its regulatory counsel and operational teams to supply the needed requirements to accommodate and secure FCC approval. It is the intent of IM Telecom to keep open the ability to re-apply for a change in control and intends to re-initiate the application process once better suited for approval.

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

Overview of Current and Planned Business Operations

We continue to pursue market opportunities for the distribution of our current products and services described in our “Principal Products or Services and their Markets” summary commencing on page nine (9) of this Quarterly Report. In addition, we continue to pursue additional market distribution opportunities, such as our expanded short-code messaging (“SMS”) service, development of new products and services, including our newly released wholesale POTS (Plain Old Telephone Service) replacement service, and pursuit of accretive acquisition opportunities that may enhance or expand our current product and service offerings.

Results of Operations

With the expiration of the ACP on June 1, 2024, throughout 2024, the Company chose to expand and reallocate its resources in California to offset the potential risk of an ACP Program end. In lieu of retaining the ACP subsidy, California offers state and federal subsidies which are similar in value to the ACP subsidy. Since Lifeline services are funded by the Federal Universal Service Fund (“FUSF”), and not subject to enactment or renewal of government funded appropriations, the Company chose to redirect resources to California Lifeline, where Average Revenue Per User (“ARPU”) is equal to or greater than that of ACP. As of June 30, 2025, we are currently approved to operate in forty (40) Lifeline states.  This expanded footprint provides our mobile services business with additional opportunities to serve customers.  Under IM Telecom’s national ETC license, the Company will continue to enroll and provide services to qualifying consumers in the FCC Lifeline Program. In the event another program similar to the ACP Program is approved, we are prepared to rapidly offer qualified consumers affordable communication services.

In the quarter ended June 30, 2025, Hosted Services (“CPaaS services”) accounted for approximately 73% of total Company revenue, and Mobile Services (“Lifeline sales”) accounted for approximately 27% of Company revenue. The Lifeline Program is a U.S. government subsidized telecommunication program created in 1985.  It is funded through fees collected from all U.S. telecommunication services invoices. Regardless of whether a program similar to the ACP Program is funded in the future, management continues to prioritize its growth initiatives within the Company’s Hosted Services segment as we focus our efforts on new sales opportunities with our expanded short-code messaging (“SMS”) service, which has doubled in revenue over the past twelve months, and our newly released wholesale POTS service currently provided to regional carriers and resellers who, as of the end of this quarter, have activated approximately 700 POTS lines during our initial deployment period, and a health care related initiative within our Mobile Services segment.

During the first quarter of 2024, the Company entered into a Membership Interest Purchase Agreement with Excess Telecom to sell a minority (49%) non-controlling share of IM Telecom in consideration of the sum of $10,000,000.  As part of this sale, the Company paid off all existing and outstanding debt and gained substantial additional liquidity and Owner’s Equity into the business. Upon final sale of the remaining 51%, if approved by the FCC, the Company shall have the right to continue providing Lifeline qualified services through a Master Distribution Agreement with Excess Telecom, for not less than ten (10) years.  If the FCC does not approve Excess Telecom’s petition to acquire IM Telecom under the Excess Telecom Membership Interest Purchase Agreement, the Company shall retain its majority 51% controlling share of IM Telecom and no monies paid by Excess Telecom to the Company shall be refundable. See NOTE 9 – Subsequent Events, of our financial statements, for additional information on the current FCC approval process.

See Part II-Other Information, in Item 6, Exhibits, hereof, for additional information in the Hyperlinked and referenced Current Reports related to the Excess Telecom Membership Purchase Agreement and related Transaction Documents.

Comparison of the three (3) months ended June 30, 2025, to the three (3) months ended June 30, 2024

For the three (3) months ended June 30, 2025, we had $2,158,656 in revenues from operations compared to $4,343,179 for the three (3) months ended June 30, 2024, for a total revenue decrease of $2,184,523. The decrease in revenue was primarily due to the expiration of the ACP program on June 1, 2024, which resulted in fewer activations and a lower revenue-per-user for each activation. The company continues to explore new revenue streams such as delivery of mobile services through certain health care initiatives and hosted services partnerships.

For the three (3) months ended June 30, 2025, our cost of revenue was $1,608,416 compared to $3,443,472 in the three (3) months ended June 30, 2024, for a cost of revenue decrease of $1,835,056. Our cost of revenue decrease was primarily a result of a decrease in sales compensation and device costs related to the expiration of the ACP program causing a decline in marketing efforts to low-income consumers.

For the three (3) months ended June 30, 2025, we had gross profit of $550,240 compared to $899,707 in the three (3) months ended June 30, 2024, for a gross profit decrease of $349,467. This decrease primarily resulted from a significant decline in activations in our Mobile Services segment due to the expiration of the Affordable Connectivity Program on June 1, 2024.

For the three (3) months ended June 30, 2025, total operating expenses were $1,748,798 compared to $2,154,069 in the three (3) months ended June 30, 2024, for a decrease of $405,271. This decrease was primarily due to lower payroll costs and a reduction in application development costs in Apeiron.

For the three (3) months ended June 30, 2025, other income (expense) was $10,917 compared to ($4,763) in the quarter ended June 30, 2024.

For the three (3) months ended June 30, 2025, we had a net loss of ($1,187,641) compared to a net loss of ($1,109,697) in the three (3) months ended June 30, 2024.

Comparison of the six (6) months ended June 30, 2025, to the six (6) months ended June 30, 2024

For the six (6) months ended June 30, 2025, we had $4,327,370 in revenues from operations compared to $9,979,016 for the six (6) months ended June 30, 2024, for a total revenue decrease of $5,651,646. The decrease in revenue was primarily due to the expiration of the ACP program on June 1, 2024.

For the six (6) months ended June 30, 2025, our cost of revenue was $3,125,237 compared to $7,951,804 in the six (6) months ended June 30, 2024, for a cost of revenue decrease of $4,826,567, or a decrease of 60.7%. Our cost of revenue decrease was primarily the result of lower network, sales compensation and device costs, related to the expiration of the ACP program and lack of new mobile services subscribers.

For the six (6) months ended June 30, 2025, we had gross profit of $1,202,133 compared to $2,027,212 in the six (6) months ended June 30, 2024, for a gross profit decrease of $825,079. This decrease primarily resulted from lower number of new mobile services subscribers.

For the six (6) months ended June 30, 2025, total operating expenses were $3,330,335 compared to $4,128,529 in the six (6) months ended June 30, 2024, for a decrease of $798,194. This decrease was primarily due to lower payroll and related expenses and lower application development costs in Apeiron.

For the six (6) months ended June 30, 2025, other income (expense) was $23,033 compared to $9,074,704 in the six (6) months ended June 30, 2024. This decrease was a result of the gain on sale recognized as part of the sale of 49% interest in IM Telecom in 2024.

For the six (6) months ended June 30, 2025, we had a net loss of ($2,105,169) compared to net income of $6,973,387 in the six (6) months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had $1,491,346 in cash and cash equivalents on hand.

In comparing liquidity between the six (6) month period ending June 30, 2025, and December 31, 2024, cash decreased by 11.2%. This decrease is the result of less cash flow generated for the period as compared to cash requirements. Liabilities and total overall debt increased by 11.8% in the six (6) month period ended June 30, 2025, when compared to December 31, 2024, primarily due to an increase in legal expenses.

Our current ratio (current assets divided by our current liabilities) decreased to .85 as of June 30, 2025, compared to 1.39 as of December 31, 2024. Working capital decreased by 143%.

Cash Flow from Operations

During the six (6) months ended June 30, 2025, cash flow used in operating activities was ($337,999), primarily as a result of changes in accounts receivable due from the state subsidy payments received from the state of California.

Cash Flows from Investing Activities

During the six (6) months ended June 30, 2025, cash flow provided by investing activities was $150,000, as a result of the payment received on the note receivable of $1,000,000 from the sale of 49% of IM Telecom.

Cash Flows from Financing Activities

During the six (6) months ended June 30, 2025, there were no cash flows generated by Financing Activities.

Going Concern

For the three (3) months ended June 30, 2025, the Company generated a net loss of ($1,187,641), compared to a net loss of (1,109,697) for the three (3) months ended June 30, 2024. For the six (6) months ended June 30, 2025, the Company generated a net loss of ($2,105,169), compared to a net income for the six (6) months ended June 30, 2024, of $6,973,387. During the six (6) months ended June 30, 2024, the Company sold a 49% interest in IM Telecom to Excess Telecom, which provided capital that allowed us to retire all outstanding debt and retain additive cash. The accumulated deficit as of June 30, 2025, is ($9,853,042).

We are one of only approximately 20 telecommunication carriers to hold a national wireless ETC (“Lifeline”) license, which provides us with additive reimbursement rates within the states we operate. We have currently grown our ETC footprint to forty (40) states, eight (8) of which are awaiting FCC Study Area Code (“SAC”) approval to gain operational capability with those new states. We have temporarily withdrawn our IM Telecom change of control application to the FCC. In the interim, we continue to focus our Lifeline marketing efforts primarily within the states of California and Oklahoma, both of which have supplemental Lifeline subsidies that provide for profitable growth and sustainability. We continue to keep our $5M line of credit facility open with the prospect of growing our Lifeline mobile services sector at the opportune time. Additionally, we have a contract with one of the largest healthcare providers in the United States to provide mobile voice service to their qualified Medicaid recipient base of over several million subscribers. We are currently awaiting regulatory approval from the state of California to potentially launch this program before the end of this year.

Our hosted services division continues to show growth across several wholesale product sectors. The US wired “copper” Plain Old Telephone Service (“POTS”) infrastructure has reached its end of life and is being retired by all major telecommunications providers. As such, we are experiencing accelerating growth within our wholesale POTS wireless replacement service, which has been specifically designed to support large service providers with a current imbedded base of POTS subscribers. Next, we continue to expand our wholesale Short Messaging Service (“SMS”) product targeted at high volume SMS companies. And finally, we continue to expand additional infrastructure and software solutions within our Mobile Virtual Network Aggregation (“MVNA”) wireless voice and data platform to support growing opportunities we see in the Mobile Service Network Operator (“MVNO”) market.

The above product applications and sales initiatives require capital to sustain our expansion efforts, which we continued to fund through internal resources. . The growth and launch of these services will play a significant role in our ability to continue operations without additional cost reduction measures. A lack of success with any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Quarterly Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three-month period ending June 30, 2025.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2025, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amount of $183,185 or 35.6%, $96,017 or 18.7% and $63,848 or 12.4%. It should be noted that the largest customer is the California Public Utilities Commission (“CPUC”). As of December 31, 2024, the Company had a significant concentration of receivables from two (2) customers in the amounts of $1,054,726 or 54.0%, and $625,741 or 32.1%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended June 30, 2025, the Company had one (1) customer that accounted for $746,954 or 34.6% of revenue. For the three (3) months ended June 30, 2024, the Company had two (2) customers that accounted for $1,321,520 or 30.3% and $1,071,558 or 24.6% of revenue, respectively. For the six (6) months ended June 30, 2025, the Company had three (3) customers that accounted for $1,430,589 or 33.1%, $469,671 or 10.9% and $464,388 or 10.7% of revenue, respectively. For the six (6) months ended June 30, 2024, the Company had three (3) customers that accounted for $4,212,158 or 42.2%, $2,050,102 or 20.5% and $1,677,762 or 16.8%, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2025, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 15, 2025.

8-K Current Report dated January 22, 2024 (the “Excess Telecom Membership Purchase Agreement and related Transaction Documents”), filed with the SEC on January 30, 2024.

8-K/A-1 Current Report dated January 22, 2024 (the “Excess Telcom Membership Purchase Agreement and related Transaction Documents,” as amended or restated), filed with the SEC on March 10, 2025.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	August 19, 2025	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 19, 2025	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	August 19, 2025	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

