Form 10-Q
period 2025-09-30
KonaTel, Inc.
filed 2025-11-19
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	43,979,064 shares
Class	Outstanding as of November 14, 2025

References

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named “Dala Petroleum Corp.,” which is the Registrant; and our wholly owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), and Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron Systems”); and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“IM Telecom” or “Infiniti Mobile”), of which we own 51%, which is subject to conveyance, if approved by the Federal Communications Commission (the “FCC”), to Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), under a Membership Interest Purchase Agreement effective at January 22, 2024. We have temporarily withdrawn our change of control application regarding IM Telecom with the FCC to provide additional information needed to obtain the required approvals. Our intent is to refile the application and gain approval of not only the change in control but approval of all pending Study Area Codes (“SACs”) applications. See the headings “Going Concern” and “Subsequent Events” in NOTES 1 and 9, respectively, of our financial statements contained herein; and for additional information on the conditions of this conveyance and related agreements, see our 8-K Current Report dated January 22, 2024 (“Excess Telecom Membership Purchase Agreement and related Transaction Documents”), filed with the United States Securities and Exchange Commission (the “SEC”) on January 30, 2024; our 8-K/A-1 Current Report dated January 22, 2024, filed with the SEC on March 10, 2025; and our 8-K/A-2 Current Report dated January 22, 2024, filed with the SEC on September 30, 2025, which are Hyperlinked in Part II, Other Information, Item 6. Exhibits, hereof, and are incorporated herein by reference.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the SEC that are contained in the SEC Edgar Archives, including the “Risk Factors” enumerated in “Part I, Item IA. Risk Factors” of our 10-K Annual Report for the year ended December 31, 2024, filed with the SEC on April 15, 2025 (the “Annual Report”), which Risk Factors commence on page ten (10)_ thereof. A copy of the Annual Report is attached hereto by Hyperlink in Part II-Other Information, in Item 6. Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Documents Incorporated by Reference

See Part II-Other Information, in Item 6. Exhibits, hereof.

2

KONATEL, INC.

FORM 10-Q

September 30, 2025

PART I - FINANCIAL STATEMENTS

September 30, 2025

3

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and Cash Equivalents	$1,182,429	$1,679,345
Accounts Receivable, Net	510,884	1,533,015
Inventory, Net	199,164	163,063
Prepaid Expenses	82,315	94,496
Other Current Assets	335,154	112,170
Total Current Assets	2,309,946	3,582,089

Property and Equipment, Net	12,630	15,128

Other Assets
Intangible Assets, Net	323,468	323,468
Right of Use Asset	237,362	319,549
Notes Receivable	150,000	1,000,000
Other Assets	72,376	74,328
Total Other Assets	783,206	1,717,345
Total Assets	$3,105,782	$5,314,562

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$2,249,715	$2,277,597
Right of Use Operating Lease Obligation - Current	62,713	113,740
Income Tax Payable	184,051	184,051
Total Current Liabilities	2,496,479	2,575,388

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	186,113	227,776
Total Long-Term Liabilities	186,113	227,776
Total Liabilities	2,682,592	2,803,164
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized 43,941,814 outstanding and issued at September 30, 2025, and 43,503,658 outstanding and issued at December 31, 2024	43,942	43,504
Additional Paid In Capital	10,276,151	10,215,767
Accumulated Deficit	(9,896,903)	(7,747,873)
Total Stockholders’ Equity	423,190	2,511,398
Total Liabilities and Stockholders’ Equity	$3,105,782	$5,314,562

See accompanying notes to unaudited condensed consolidated financial statements.

4

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$2,173,273	$3,148,409	$6,500,643	$13,127,425
Cost of Revenue	1,464,236	2,439,037	4,589,473	10,390,841
Gross Profit	709,037	709,372	1,911,170	2,736,584

Operating Expenses
Payroll and Related Expenses	220,651	1,316,381	2,406,484	4,108,020
Operating and Maintenance	2,833	1,179	6,322	4,143
Credit Loss	—	—	13,910	1,448
Professional and Other Expenses	140,428	94,435	622,376	435,960
Utilities and Facilities	42,294	50,292	137,233	160,410
Depreciation and Amortization	782	2,449	2,347	7,348
General and Administrative	95,329	54,006	213,725	159,974
Marketing and Advertising	1,201	24,629	11,683	85,657
Application Development Costs	235,855	259,836	587,348	853,719
Taxes and Insurance	19,743	93,385	86,790	208,442
Total Operating Expenses	759,116	1,896,592	4,088,218	6,025,121

Operating (Loss)	(50,079)	(1,187,220)	(2,177,048)	(3,288,537)

Other Income and Expense
Gain on Sale	—	—	—	9,247,726
Interest Expense	932	(407)	356	(104,737)
Other Income/(Expense), net	4,053	(1,287)	27,662	(69,979)
Total Other Income and Expenses	4,985	(1,694)	28,018	9,073,010

Income Before Income Taxes	(45,094)	(1,188,914)	(2,149,030)	5,784,473

Net Income (Loss)	$(45,094)	$(1,188,914)	$(2,149,030)	$5,784,473

Earnings (Loss) per Share
Basic	$(0.00)	$(0.03)	$(0.05)	$0.13
Diluted	$(0.00)	$(0.03)	$(0.05)	$0.13
Weighted Average Outstanding Shares
Basic	43,766,648	43,485,560	43,615,339	43,385,493
Diluted	43,766,648	43,485,560	43,615,339	43,698,965

See accompanying notes to unaudited condensed consolidated financial statements.

5

 KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2025	43,503,658	$43,504	$10,215,767	$(7,747,873)	$2,511,398
Exercised Stock Options	438,156	438	82,062	—	82,500
Stock Based Compensation	—	—	(21,678)	—	(21,677)
Net Loss	—	—	—	(2,149,030)	(2,149,030)
Balances as of September 30, 2025	43,941,814	$43,942	$10,276,151	$(9,896,903)	$423,190

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of July 1, 2025	43,541,140	$43,541	$10,699,743	$(9,851,809)	$891,475
Exercised Stock Options	400,674	401	82,099	—	82,500
Stock Based Compensation	—	—	(505,691)	—	(505,691)
Net Loss	—	—	—	(45,094)	(45,094)
Balances as of September 30, 2025	43,941,814	$43,942	$10,276,151	$(9,896,903)	$423,190

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2024	43,145,720	$43,146	$9,182,140	$(12,238,691)	$(3,013,405)
Exercised Stock Options	343,525	343	40,907	—	41,250
Stock Based Compensation	—	—	747,686	—	747,686
Net Income	—	—	—	5,784,473	5,784,473
Balances as of September 30, 2024	43,489,245	$43,489	$9,970,733	$(6,454,218)	$3,560,004

	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of July 1, 2024	43,472,954	$43,473	$9,669,809	$(5,265,304)	$4,447,978
Exercised Stock Options	16,291	16	(16)	—	—
Stock Based Compensation	—	—	300,940	—	300,940
Net Loss	—	—	—	(1,188,914)	(1,188,914)
Balances as of September 30, 2024	43,489,245	$43,489	$9,970,733	$(6,454,218)	$3,560,004

See accompanying notes to unaudited condensed consolidated financial statements.

6

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,149,030)	$5,784,473
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and Amortization	2,347	7,348
Gain on Sale of IM Telecom (49%)	—	(9,247,726)
Loan Origination Cost Amortization	—	49,579
Credit Loss	13,910	1,448
Stock-based Compensation	(21,677)	747,686
Change in Right of Use Asset	82,187	92,088
Change in Lease Liability	(92,690)	(84,037)

Changes in Operating Assets and Liabilities:
Accounts Receivable	1,008,221	(364,977)
Inventory	(36,101)	869,709
Prepaid Expenses and Other Asset	(208,851)	(305,405)
Accounts Payable and Accrued Expenses	(27,882)	(533,995)
Income Tax Payable	—	—
Net cash used in operating activities	(1,429,566)	(2,983,809)

Cash Flows from Investing Activities
Sale of IM Telecom (49%)	—	9,558,509
Notes Receivable	850,000	(1,000,000)
Equipment	150	—
Net cash provided by investing activities	850,150	8,558,509

Cash Flows from Financing Activities
Repayments of amounts of Notes Payable	—	(3,704,750)
Cash received from Stock Options Exercised	82,500	41,250
Net cash received/used from financing activities	82,500	(3,663,500)

Net Change in Cash	(496,916)	1,911,200
Cash - Beginning of Year	1,679,345	777,103
Cash - End of Period	$1,182,429	$2,688,303

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$—	$54,750
Cash paid for taxes	$—	$—

Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$—	$—

See accompanying notes to unaudited condensed consolidated financial statements.

7

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

Apeiron Systems is headquartered in Johnstown, Pennsylvania, where it has customer service and software engineering resources staff. Additional development resources are staffed out of Los Angeles, California, as well as in Europe and Asia.

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

On January 22, 2024 (the “Effective Date”), KonaTel and IM Telecom entered into a Membership Interest Purchase Agreement with Excess Telecom, Inc., a Nevada corporation (respectively, “Excess Telecom” and the “Excess Telecom Purchase Agreement”), pursuant to which KonaTel conveyed 49% of its Membership Interest in IM Telecom to Excess Telecom on the “Initial Closing Date” in consideration of the sum of $10,000,000, and if approved by the FCC, will convey the remaining 51% of the Membership Interest in IM Telecom to Excess Telecom for the sum of $100 on the “Final Closing.” If not approved by the FCC, KonaTel shall retain 51% of IM Telecom; Excess Telecom shall retain 49% of IM Telecom; and KonaTel shall have no obligation to refund any portion of the funds paid by Excess Telecom to KonaTel. In the furtherance of this process, certain of the initial Transaction Documents were restated by signature dated March 4, 2025, but effective as of the date or dates set forth at the beginning of each of the referenced Transaction Documents. KonaTel and Excess Telecom have been working together to establish best practices in compliance and building an expanded Eligible Telecommunications Carrier (“ETC”) footprint in the United States for IM Telecom. In furtherance of their understanding to establish best practices and build an expanded ETC footprint in the United States for IM Telecom, on September 19, 2025, KonaTel and Excess Telecom executed a First Omnibus Amendment to the Transaction Documents and a Third Amended and Restated Operating Agreement of IM Telecom, which were held in escrow pending their exchange between the Parties, which occurred on September 24, 2025. Pursuant to these agreements, IM Telecom withdrew its application for change in control with the FCC. The Management Agreement originally signed on the Initial Closing was terminated, and under the First Omnibus Agreement, the Parties formulated an “Annual Plan” whereby IM Telecom would operate as its standalone entity with employees not shared by KonaTel or Excess Telecom. This plan was filed with the FCC. KonaTel will continue to own 51% of IM Telecom and will receive Distribution Agreement payments for compensation from its sales under the IM Telecom vertical sales channels, including its healthcare vertical. See Part II-Other Information, in Item 6. Exhibits, hereof, for additional information in the Hyperlinked and referenced Current Reports related to the Excess Telecom Membership Purchase Agreement and related Transaction Documents, as amended or restated.

IM Telecom is headquartered in Plano, Texas, and has a customer service center staff in Atmore, Alabama.

KonaTel has four (4) full-time employees; Apeiron Systems has twelve (12) full-time employees; and IM Telecom currently has twelve (12) full-time employees. IM Telecom employees had initially novated to KonaTel under the Excess Telecom Membership Purchase Agreement, who then amounted to three (3) employees; with the execution of the First Omnibus Agreement during the quarter ended September 30, 2025, IM Telecom began to operate as a standalone entity under its Annual Plan, with its own employees, who are not shared by KonaTel or Excess Telecom, though the last day of employment of the three (3) referenced employees is reflected in the books and records of KonaTel as of October 4, 2025, with an official termination date of October 15, 2025; however, on October 13, 2025, but effective as of September 19, 2025, the Board of Directors of KonaTel adopted resolutions providing that the incentive stock options of those employees whose service will or may be transferred to IM Telecom shall remain valid and exercisable in accordance with the terms of their respective ISO Agreements, without exception and regardless of when the Final Closing of the Excess Telecom Membership Purchase Agreement is completed.

Principal Products or Services and their Markets

Our principal products and services provided through Apeiron Systems and IM Telecom include our CPaaS suite of services (“SIP/VoIP, SMS/MMS”), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in up to forty (40) states, our Apeiron Systems’ products and services are available worldwide and are subject to U.S., international and local/national regulations.

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

Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These condensed unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2024, which are available by Hyperlink in our 10-K Annual Report for the year ended December 31, 2024, filed with the SEC on April 15, 2025, in Item 6. Exhibits, hereof, and which is incorporated herein by reference.

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

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three (3) months ended September 30, 2025, and the nine (9) months ended September 30, 2025, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of September 30, 2025, there were potentially 1,876,664 dilutive shares.

The following table reconciles the shares outstanding and net income (loss) used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended September 30,
	2025	2024
Numerator
Net Loss	$(45,094)	$(1,188,914)

Denominator
Weighted-average common shares outstanding	43,766,648	43,485,560
Dilutive impact of stock options	—	—
Weighted-average common shares outstanding, diluted	43,766,648	43,485,560

Net loss per common share
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.03)

	Nine Months Ended September 30,
	2025	2024
Numerator
Net Income/(Loss)	$(2,149,030)	$5,784,473

Denominator
Weighted-average common shares outstanding	43,615,339	43,385,493
Dilutive impact of stock options	—	313,472
Weighted-average common shares outstanding, diluted	43,615,339	43,698,965

Net Income/(Loss) per common share
Basic	$(0.05)	$0.13
Diluted	$(0.05)	$0.13

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of September 30, 2025, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from four (4) customers in the amounts of $116,321 or 22.7%, $88,537 or 17.2%, $86,033 or 16.8% and $85,279 or 16.6%. It should be noted that the largest customer is the California Public Utilities Commission (“CPUC”). As of December 31, 2024, the Company had a significant concentration of receivables from one (1) customer in the amount of $1,055,337 or 68.5%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended September 30, 2025, the Company had three (3) customers that accounted for $789,241 or 36.3%, $281,046 or 12.9% and $232,369 or 10.7% of revenue. For the three (3) months ended September 30, 2024, the Company had three (3) customers that accounted for $953,260 or 30.3%, $665,665 or 21.1% and $617,440 or 19.6% of revenue, respectively. For the nine (9) months ended September 30, 2025, the Company had two (2) customers that accounted for $2,219,830 or 34.1% and $674,635 or 10.4% of revenue, respectively. For the nine (9) months ended September 30, 2024, the Company had three (3) customers that accounted for $4,829,556 or 36.8%, $3,003,975 or 22.9% and $2,343,426 or 17.9% of revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Going Concern

We generated a net loss of ($45,094) during the quarter ended September 30, 2025, and we had a net loss of ($1,188,914) for the quarter ended September 30, 2024. For the nine months ended September 30, 2025, we generated a net loss of ($2,149,030) compared to net income of $5,784,473 for the nine months ended September 30, 2024. The Company had a net change in cash of ($496,916) from December 31, 2024, to September 30, 2025. This decrease was due primarily to a decline in revenues earned during the nine (9) month period. The accumulated deficit as of September 30, 2025, was ($9,896,903).

During the quarter ended September 30, 2025, IM Telecom withdrew its application for change in control with the FCC. The Management Agreement originally signed on the Initial Closing was terminated and, in its place, the First Omnibus Agreement was executed to formulate an “Annual Plan” whereby IM Telecom would operate as a standalone entity with employees not shared by KonaTel or Excess Telecom. This plan was filed with the FCC. KonaTel will continue to own 51% of IM Telecom and will receive Distribution Agreement payments for compensation from its sales under the IM Telecom vertical sales channels, including its healthcare vertical. The aforementioned healthcare vertical, officially launched on October 24, 2025, with a major national healthcare provider, will further generate profits from services provided to the qualified Medicaid recipient base. Additionally, IM Telecom will significantly reduce payroll and benefit costs as employees are transferred to the newly created entity or furloughed due to redundancy. We expect to realize these cost reductions throughout the 4th quarter of 2025.

The hosted services division continues to show positive results within several product sectors. First, we are experiencing continued measured growth in Internet of Things (IoT) sales to replace end of life wired Plain Old Telephone Service (POTS) with our wireless POTS replacement product aimed at large service providers that have imbedded bases of deployed copper resources that the POTS infrastructure which is being phased out in the United States by 2030. The legacy US copper infrastructure has reached end of life and is being retired by all major telecommunications providers. Secondly, we continue our ongoing retail and wholesale sales of our Short Messaging Service (SMS) product which saw continued growth in Q2 and Q3 of 2025. And finally, we continue to build infrastructure and software to support the growing opportunity of the wholesale wireless voice and data platform to support the Mobile Virtual Network Aggregation (“MVNA”) and Mobile Service Network Operator (“MVNO”) applications. We continue to keep our $5M line of credit facility open as well as pursuing additional credit facility options with the goal of focusing our growth efforts on our hosted services sector.

The above product applications and sales initiatives require capital to continue the build-out of any infrastructure improvements. The growth of these products and the launch of the above-mentioned contracted programs will play a significant role in our ability to continue operations without additional cost reduction measures. A lack of success with any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Quarterly Report.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards, cell phones and tablets, which are stored at our call center, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our call center facility and is reviewed for obsolescence and counted for accuracy with distributors. At September 30, 2025, and December 31, 2024, the Company had net inventory of $199,164 and $163,063, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,402	94,552
	461,461	461,611
Less: Accumulated Depreciation	(448,831)	(446,483)
Property and equipment, net	$12,630	$15,128

Depreciation related to Property and Equipment amounted to $782 and $2,449 for the three (3) months ended September 30, 2025, and 2024, respectively. Depreciation related to Property and Equipment amounted to $2,347 and $7,348 for the nine (9) months ended September 30, 2025, and 2024, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under non-cancelable leases. As of September 30, 2025, the Company had four (4) properties with lease terms in excess of one (1) year. Of these four (4) leases, two (2) leases have expired, one (1) lease expires in 2026, and one (1) lease expires in 2030. Lease payables as of September 30, 2025, total $248,826.

Future lease liability payments under the terms of these leases are as follows:

2025	$25,467
2026	65,967
2027	54,000
2028	54,000
2029	54,000
Thereafter	36,000
Total	289,434
Less Interest	40,608
Present value of minimum lease payments	248,826
Less Current Maturities	62,713
Long Term Maturities	$186,113

The weighted average term of the Right-to-Use leases is 63.6 months recorded with a weighted average discount of 7.31%. Total lease expense for the three (3) months ended September 30, 2025, and 2024, was $28,936 and $38,323, respectively. Total lease expense for the nine (9) months ended September 30, 2025, and 2024, was $98,346 and $125,917, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of Lifeline licenses granted by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of September 30, 2025, and December 31, 2024, was $323,468.

	September 30, 2025	December 31, 2024
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	323,468	323,468
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	323,468	323,468
Right of Use Assets, net	237,362	319,549
Intangible Assets, net	$560,830	$643,017

Amortization expense amounted to $0, and $0 for the three (3) months ended September 30, 2025, and 2024, respectively. Amortization expense amounted to $0, and $0 for the nine (9) months ended September 30, 2025, and 2024, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the Lifeline license granted by the FCC, all intangible assets were fully amortized as of December 31, 2021.

NOTE 6 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of September 30, 2025, there are no ongoing legal proceedings.

Contract Contingencies

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania related to sales and use tax for the audit period of January 1, 2016, through September 30, 2019. The assessment is in the amount of $115,000, including interest and penalties calculated on sales made inside and outside Pennsylvania. The Company has recorded the full amount of this assessment. The Company appealed the assessment in August 2021, and at the request of the state, provided additional information to support its appeal. The Company’s position is that Pennsylvania has no sales tax authority to levy and collect sales tax on sales made outside of Pennsylvania. The Company initially recorded an expected liability of $7,000, based on known sales inside Pennsylvania. The State of Pennsylvania rejected an appeal by the Company. The Company has agreed to a twenty-four (24) month payment plan in regard to the sales tax liability with the State of Pennsylvania, which commenced in December 2023 and will be paid in full in October 2025. Following the final payoff of the liability, the Company may have the right to re-open an appeal with the state for a refund of the liability.

Letters of Credit

The Company had a $5M outstanding letter of credit with ACP Finance as of September 30, 2025. As of this filing, no funds are payable on this line of credit.

NOTE 7 – SEGMENT REPORTING

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). Beginning with our 2024 annual reporting, we adopted ASU No. 2023-07, which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (“CODM”) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity to disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources.

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

The following table reflects the results of operations of the Company’s reportable segments:

Three (3) Months ended September 30, 2025
			Depreciation
			and	Other	Net
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$1,504,518	$1,780,013	$541	$—	$(276,036)
Mobile Services	668,755	524,295	241	—	144,219
Segment Total	2,173,273	2,304,308	782	—	(131,817)
Corporate
Parent administration support	—	(86,723)	—	—	86,723
Gain on sale of subsidiary	—	—	—	—	—
Total Corporate	—	(86,723)	—	—	86,723
KonaTel, Inc.	$2,173,273	$2,217,585	$782	$—	$(45,094)

Three (3) Months ended September 30, 2024

			Depreciation
			and	Other	Net
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$1,293,764	$1,563,338	$1,006	$—	$(270,580)
Mobile Services	1,854,645	2,067,982	1,443	—	(214,780)
Segment Total	3,148,409	3,631,320	2,449	—	(485,360)
Corporate
Parent administration support	—	703,554	—	—	(703,554)
Gain on sale of subsidiary	—	—	—	—	—
Total Corporate	—	703,554	—	—	(703,554)
KonaTel, Inc.	$3,148,409	$4,334,874	$2,449	$—	$(1,188,914)

Nine (9) Months ended September 30, 2025

			Depreciation
			and	Other	Net
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$4,512,089	$5,258,657	$1,629	$—	$(748,197)
Mobile Services	1,988,554	2,160,310	718	—	(172,474)
Segment Total	6,500,643	7,418,967	2,347	—	(920,671)
Corporate
Parent administration support	—	1,228,359	—	—	(1,228,359)
Gain on sale of subsidiary	—	—	—	—	—
Total Corporate	—	1,228,359	—	—	(1,228,359)
KonaTel, Inc.	$6,500,643	$8,647,326	$2,347	$—	$(2,149,030)

Nine (9) Months ended September 30, 2024

			Depreciation		Net
			and	Other	Income
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$4,331,543	$4,968,969	$2,425	$—	$(639,851)
Mobile Services	8,795,882	9,300,597	4,923	—	(509,638)
Segment Total	13,127,425	14,269,566	7,348	—	(1,149,489)
Corporate
Parent administration support	—	2,313,764	—	—	(2,313,764)
Gain on sale of subsidiary	—	—	—	9,247,726	9,247,726
Total Corporate	—	2,313,764	—	9,247,726	6,933,962
KonaTel, Inc.	$13,127,425	$16,583,330	$7,348	$9,247,726	$5,784,473

15

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Compensation

The Company offers incentive stock option grants to directors and key employees. Options vest in tranches and typically expire five (5) years from the date of grant. For the nine (9) months ended September 30, 2025, and 2024, the Company recorded stock option expense of ($21,678) and $747,686, respectively. For the three (3) months ended September 30, 2025, and 2024, the Company recorded stock option expense of ($505,691) and $300,940, respectively. The option expense not taken as of September 30, 2025, is $2,097,462, with a weighted average term of 2.27 years.

The following table represents stock option activity as of and for the nine (9) months ended September 30, 2025:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2024	5,650,000	$0.78	3.80	$—
Granted	—	—
Exercised	(500,000)	0.14	4.08	—
Forfeited	(1,575,000)	—		—
Options Outstanding – September 30, 2025	3,575,000	$0.44	1.45	$—

Exercisable and Vested, September 30, 2025	1,876,664	$0.64	1.64	$—

The aggregate intrinsic value for options outstanding as of September 30, 2025, is not calculated because the closing stock price on September 30, 2025, is less than the weighted average exercise price of outstanding options on that date.

NOTE 9 – SUBSEQUENT EVENTS

Below are events that have occurred since September 30, 2025:

Pearl Stock Option Exercise

Effective at the close of business on October 27, 2025, Jeffrey R. Pearl, a former independent Board member, conveyed to the Company 7,150 shares of the Company’s common stock at a price of $0.35, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the $2,503 exercise price of 25,000 incentive stock options granted to him in 2020 at a price of $0.1001 per share, which was 110% of the fair market value of our common stock on the date of such grant.

Beaty Stock Option Exercise

Effective at the close of business on November 11, 2025, Robert Beaty, a Board member, conveyed to the Company 5,600 shares of the Company’s stock at a price of $0.28, in an exempt transaction pursuant to Section 16b-3(c), and in full payment of the $1,567.50 exercise price of 25,000 incentive stock options granted to him in 2020 at a price of $0.0627 per share, which was 110% of the fair market value of our common stock on the date of such grant.

Treatment of ISO Agreements of Employees Transferred from KonaTel to IM Telecom

With the execution of the First Omnibus Agreement between the Company and Excess Telecom, which was effective on September 19, 2025, on October 13, 2025, but effective as of September 19, 2025, the Board of Directors of the Company adopted resolutions providing that the incentive stock options of any employees whose service will or may be transferred from KonaTel to IM Telecom shall remain valid and exercisable in accordance with the terms of their respective ISO Agreements, without exception and regardless of when the Final Closing of the Excess Telecom Membership Purchase Agreement is completed.

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

Results of Operations

With the expiration of the ACP on June 1, 2024, throughout 2024, the Company chose to expand and reallocate its resources in California to offset the potential risk of an ACP Program end. In lieu of retaining the ACP subsidy, California offers state and federal subsidies, which are similar in value to the ACP subsidy. Since Lifeline services are funded by the Federal Universal Service Fund (“FUSF”), and not subject to enactment or renewal of government funded appropriations, the Company chose to redirect resources to California Lifeline, where Average Revenue Per User (“ARPU”) is equal to or greater than that of ACP. As of September 30, 2025, we are currently approved to operate in forty (40) Lifeline states.  This expanded footprint provides our mobile services business with additional opportunities to serve customers.  Under IM Telecom’s national ETC license, the Company will continue to enroll and provide services to qualifying consumers in the FCC Lifeline Program. In the event another program similar to the ACP Program is approved, we are prepared to rapidly offer qualified consumers affordable communication services.

In the quarter ended September 30, 2025, Hosted Services (“CPaaS services”) accounted for approximately 69% of total Company revenue, and Mobile Services (“Lifeline sales”) accounted for approximately 31% of Company revenue. The Lifeline Program is a U.S. government subsidized telecommunication program created in 1985.  It is funded through fees collected from all U.S. telecommunication services invoices. Regardless of whether a program similar to the ACP Program is funded in the future, management continues to prioritize its growth initiatives within the Company’s Hosted Services segment as we focus our efforts on new sales opportunities with our expanded short-code messaging (“SMS”) service, which has doubled in revenue over the past twelve (12) months, and our newly released wholesale POTS service currently provided to regional carriers and resellers who, as of the end of this quarter, have activated approximately 700 POTS lines during our initial deployment period, and a health care related initiative within our Mobile Services segment.

During the first quarter of 2024, the Company entered into a Membership Interest Purchase Agreement with Excess Telecom (the “Excess Telecom Purchase Agreement”) to sell a minority (49%) non-controlling share of IM Telecom in consideration of the sum of $10,000,000.  As part of this sale, the Company paid off all existing and outstanding debt and gained substantial additional liquidity and Owner’s Equity into the business.

The Company and Excess Telecom have been working together to establish best practices in compliance and building an expanded ETC footprint in the United States for IM Telecom. In addition to its approved Federal Compliance Plan, IM Telecom has increased its state-authorized ETC approvals and is now approved in forty (40) states. Although these state approvals are complete, IM Telecom is currently awaiting FCC delivery of several Study Area Codes (“SACs”) to begin operating in the additional states.

In furtherance of their understanding to establish best practices and build an expanded ETC footprint in the United States for IM Telecom, on September 19, 2025, the Company and Excess Telecom executed a First Omnibus Amendment to Transaction Documents (the “First Omnibus Agreement”) and a Third Amended and Restated Operating Agreement of IM Telecom (the “Amended Operating Agreement”), which were held in escrow pending their exchange between the Parties, which occurred on September 24, 2025.

The First Omnibus Amendment was executed to formulate an “Annual Plan” that would be executed by the employees of IM Telecom and in which the operational expenses were committed to the ongoing continuity of IM Telecom. IM Telecom has chosen to continue ongoing operations by withdrawing the application for change of control with the FCC until a future time and may refile the application with the FCC at some time in the future for the purpose of initiating the Final Closing under the Excess Telecom Purchase Agreement. The Parties acknowledge that they are not currently pursuing the Final Closing, subject to the reservation of Excess Telecom’s rights to request that IM Telecom pursue it at a later date under the Transaction Documents, as amended and restated.

IM Telecom shall employ such employees and staff as may be set forth in the Annual Plan as defined in the Amended Operating Agreement, and it will engage a payroll service provider to facilitate payroll payments and employee benefits offered by IM Telecom. All such employees shall be considered employees of IM Telecom, and IM Telecom shall be solely responsible for the payment of all payroll, payroll taxes and all employee benefits of such employees, including, without limitation, health insurance and workers’ compensation insurance.

The Management Agreement originally signed on the Initial Closing has been terminated and is of no further force or effect and all ongoing business operations will continue under IM Telecom. All references to the Management Agreement in any of the Transaction Documents shall hereafter be governed by IM Telecom’s Annual Plan.

Additionally, the Company received $700,000 of the $1,000,000 original holdback amount ($150,000 of which had already been received by KonaTel) under the Excess Telecom Purchase Agreement, and is subject to our exercising best efforts to cause the FCC to reactivate IM Telecom’s Applications Programming Interfaces (“APIs”).

IM Telecom will also hire a new CEO and operate under the new Annual Plan and budget for the remainder of 2025, in addition to creation of a new Annual Plan for 2026 and each year beyond. Going forward, all revenue, operational expenses and profits and losses will be recognized at the IM Telecom entity level.

Instead of a roll up of profits coming from IM Telecom, we will continue to receive Distribution Agreement payments for compensation from our sales under the IM Telecom vertical sales channels for not less than ten (10) years.

See Part II-Other Information, in Item 6. Exhibits, hereof, for additional information in the Hyperlinked and referenced Current Reports related to the Excess Telecom Membership Purchase Agreement and related Transaction Documents, as amended or restated.

Comparison of the three (3) months ended September 30, 2025, to the three (3) months ended September 30, 2024

For the three (3) months ended September 30, 2025, we had $2,173,273 in revenues from operations compared to $3,148,409 for the three (3) months ended September 30, 2024, for a total revenue decrease of $975,136. The decrease in revenue was primarily due to the expiration of the ACP Program on June 1, 2024, which resulted in fewer activations and a lower revenue-per-user for each activation. The company continues to explore new revenue streams such as delivery of mobile services through certain health care initiatives and hosted services partnerships.

For the three (3) months ended September 30, 2025, our cost of revenue was $1,464,236 compared to $2,439,037 in the three (3) months ended September 30, 2024, for a cost of revenue decrease of $974,801. Our cost of revenue decrease was primarily a result of a decrease in sales compensation and device costs related to the expiration of the ACP Program causing a decline in marketing efforts to low-income consumers.

For the three (3) months ended September 30, 2025, we had gross profit of $709,037 compared to $709,372 in the three (3) months ended September 30, 2024, for a gross profit decrease of $335.

For the three (3) months ended September 30, 2025, total operating expenses were $759,116 compared to $1,896,592 in the three (3) months ended September 30, 2024, for a decrease of $1,137,476. This decrease was primarily due to significantly lower payroll costs.

For the three (3) months ended September 30, 2025, other income (expense) was $4,985 compared to ($1,694) in the quarter ended September 30, 2024.

For the three (3) months ended September 30, 2025, we had a net loss of ($45,094) compared to a net loss of ($1,188,914) in the three (3) months ended September 30, 2024.

Comparison of the nine (9) months ended September 30, 2025, to the nine (9) months ended September 30, 2024

For the nine (9) months ended September 30, 2025, we had $6,500,643 in revenues from operations compared to $13,127,425 for the nine (9) months ended September 30, 2024, for a total revenue decrease of $6,626,782, or decrease of 50.5%. The decrease in revenue was primarily due to the expiration of the ACP Program on June 1, 2024.

For the nine (9) months ended September 30, 2025, our cost of revenue was $4,589,473 compared to $10,390,841 in the nine (9) months ended September 30, 2024, for a cost of revenue decrease of $5,801,368, or a decrease of 55.8%. Our cost of revenue decrease was primarily the result of lower network, sales compensation and device costs, related to the expiration of the ACP Program and lack of new mobile services subscribers.

For the nine (9) months ended September 30, 2025, we had gross profit of $1,911,170 compared to $2,736,584 in the nine (9) months ended September 30, 2024, for a gross profit decrease of $825,414, or a decrease of 30.2%. This decrease primarily resulted from lower number of new mobile services subscribers.

For the nine (9) months ended September 30, 2025, total operating expenses were $4,088,218 compared to $6,025,121 in the nine (9) months ended September 30, 2024, for a decrease of $1,936,903. This decrease was primarily due to lower payroll and related expenses and lower application development costs in Apeiron.

For the nine (9) months ended September 30, 2025, other income (expense) was $28,018 compared to $9,073,010 in the nine (9) months ended September 30, 2024. This decrease was a result of the gain on sale recognized as part of the sale of 49% interest in IM Telecom in 2024.

For the nine (9) months ended September 30, 2025, we had a net loss of ($2,149,030) compared to net income of $5,784,473 in the nine (9) months ended September 30, 2024. This decrease was also a result of the gain on sale recognize as part of the sale of 49% interest in IM Telecom in 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had $1,182,429 in cash and cash equivalents on hand.

In comparing liquidity between the nine (9) month period ended September 30, 2025, and year ended December 31, 2024, cash decreased by 29.6%. This decrease is the result of less cash flow generated for the period as compared to cash requirements. Liabilities and total overall debt decreased by 4.3% in the nine (9) month period ended September 30, 2025, when compared to the year ended December 31, 2024, primarily due to a decrease in Right of Use lease liabilities.

Our current ratio (current assets divided by our current liabilities) decreased to .93 as of September 30, 2025, compared to 1.39 as of December 31, 2024. Working capital decreased by 119%.

Cash Flow from Operations

During the nine (9) months ended September 30, 2025, cash flow used in operating activities was ($1,429,566), primarily as a result of changes in accounts receivable due from the state subsidy payments received from the state of California.

Cash Flows from Investing Activities

During the nine (9) months ended September 30, 2025, cash flow provided by investing activities was $850,150, primarily as a result of the payments received on the original note receivable of $1,000,000 from the sale of 49% of IM Telecom.

Cash Flows from Financing Activities

During the nine (9) months ended September 30, 2025, there were $82,500 in cash flows generated by Financing Activities.

Going Concern

We generated a net loss of ($45,094) during the quarter ended September 30, 2025, and we had a net loss of ($1,188,914) for the quarter ended September 30, 2024. For the nine months ended September 30, 2025, we generated a net loss of ($2,149,030) compared to net income of $5,784,473 for the nine months ended September 30, 2024. The Company had a net change in cash of ($496,916) from December 31, 2024, to September 30, 2025. This decrease was due primarily to a decline in revenues earned during the nine-month period. The accumulated deficit as of September 30, 2025, was ($9,896,903).

During the quarter ended September 30, 2025, IM Telecom withdrew its application for change in control with the FCC. The Management Agreement originally signed on the Initial Closing was terminated and, in its place, the First Omnibus Agreement was executed to formulate an Annual Plan whereby IM Telecom would operate as its standalone entity with employees not shared by KonaTel or Excess Telecom. This plan was filed with the FCC. KonaTel will continue to own 51% of IM Telecom and will receive Distribution Agreement payments for compensation from its sales under the IM Telecom vertical sales channels, including its healthcare vertical. The aforementioned healthcare vertical, officially launched on October 24, 2025, with a major national healthcare provider, will further generate profits from services provided to the qualified Medicaid recipient base. Additionally, IM Telecom will significantly reduce payroll and benefit costs as employees are transferred to the newly created entity or furloughed due to redundancy. We expect to realize these cost reductions throughout the 4th quarter of 2025.

The hosted services division continues to show positive results within several product sectors. First, we are experiencing continued measured growth in Internet of Things (“IoT”) sales to replace end of life wired Plain Old Telephone Service (“POTS”) with our wireless POTS replacement product aimed at large service providers that have imbedded bases of deployed copper resources that the POTS infrastructure which is being phased out in the United States by 2030. The legacy US copper infrastructure has reached end of life and is being retired by all major telecommunications providers. Secondly, we continue our ongoing retail and wholesale sales of our Short Messaging Service (“SMS”) product which saw continued growth in Q2 and Q3 of 2025. And finally, we continue to build infrastructure and software to support the growing opportunity of the wholesale wireless voice and data platform to support the Mobile Virtual Network Aggregation (“MVNA”) and Mobile Service Network Operator (“MVNO”) applications. We continue to keep our $5M line of credit facility open as well as pursuing additional credit facility options with the goal of focusing our growth efforts on our hosted services sector.

The above product applications and sales initiatives require capital to continue the build-out of any infrastructure improvements. The growth of these products and the launch of the above-mentioned contracted programs will play a significant role in our ability to continue operations without additional cost reduction measures. A lack of success with any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Quarterly Report.

 Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three-month period ended September 30, 2025.

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

 The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of September 30, 2025, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from four (4) customers in the amounts of $116,321 or 22.7%, $88,537 or 17.2%, $86,033 or 16.8% and $85,279 or 16.6%. It should be noted that the largest customer is the California Public Utilities Commission (“CPUC”). As of December 31, 2024, the Company had a significant concentration of receivables from one (1) customer in the amount of $1,055,337 or 68.5%

 Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended September 30, 2025, the Company had three (3) customers that accounted for $789,241 or 36.3%, $281,046 or 12.9% and $232,369 or 10.7% of revenue. For the three (3) months ended September 30, 2024, the Company had three (3) customers that accounted for $953,260 or 30.3%, $665,665 or 21.1% of revenue and $617,440 or 19.6% of revenue, respectively. For the nine (9) months ended September 30, 2025, the Company had two (2) customers that accounted for $2,219,830 or 34.1% and $674,635 or 10.4% of revenue, respectively

Effect of Recent Accounting Pronouncements

The Company has evaluated all recent accounting pronouncements and believes that none will have a significant effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of September 30, 2025, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Part I, Item 1A. Risk Factors, commencing on page ten (10) of our Annual Report for the year ended December 31, 2024, filed with the SEC on April 15, 2025, for a list of Risk Factors, which Annual Report can be accessed by Hyperlink in Part II-Other Information, in Item 6. Exhibits, hereof.

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

8-K/A-2 Current Report dated January 22, 2024 (the “Excess Telcom Membership Purchase Agreement and related Transaction Documents,” as amended or restated), filed with the SEC on September 30, 2025.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	November 19, 2025	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	November 19, 2025	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	November 19, 2025	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer