Form 10-K
period 2025-12-31
KonaTel, Inc.
filed 2026-04-16
CIK 845819

UNITED STATES

SECURITIES EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2025

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

On June 30, 2025, the last business day of the Registrant’s most recently completed second quarter, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was $10,634,006 based upon 18,023,740 shares of the Registrant’s common stock being currently owned by such persons, and based upon the closing price of the common stock of the Registrant on the OTC Markets Group, Inc. (the “OTC Markets”) “OTCQB Tier” under the trading symbol “KTEL” of $0.59 per share on June 28, 2025.

As of April 16, 2026, the Registrant had 43,979,064 shares of its common stock, $0.001 par value, issued and outstanding.

REFERENCES

In this Annual Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named Dala Petroleum Corp., which is the Registrant, and our wholly owned subsidiaries at December 31, 2025, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), and Apeiron Systems, Inc., a Nevada corporation (“Apeiron Systems” or “Apeiron”). Our 51% interest in IM Telecom, LLC, an Oklahoma limited liability company, doing business as “Infiniti Mobile,” is referenced herein as “IM Telecom” or “Infiniti Mobile.”

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

We changed our name to “Dala Petroleum Corp.” on August 29, 2014, after re-entering the development stage and the completion of a merger with our newly formed and wholly owned subsidiary, Dala Acquisition Corp., a Nevada corporation, on June 2, 2014 (respectively, the “Dala Acquisition” and the “Dala Merger”). Dala Nevada was wholly owned by Chisholm Partners II, LLC, a Louisiana limited liability company (“Chisholm II”). We operated as an early-stage oil exploration company focused on our leased acreage acquired in the Dala Merger until 2016, when Chisholm II returned a total of 8,567,800 shares of the 10,000,000 shares of our common stock exchanged under the Dala Merger to us for cancellation in exchange for our assignment of approximately 55,000 acres, more or less, of our leased acreage or approximately 68.75% of our total leased acreage, to Chisholm II. All of our remaining oil and gas leasehold interests, comprising leases covering approximately 7,489 and 403 acres, more or less, expired in 2017 and 2018, respectively.

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

Effective February 7, 2018, and dated as of February 5, 2018, we entered into an Agreement for the Purchase and Sale of Membership Interest (the “PSMI”), with the transaction documents being deposited in escrow on February 7, 2018, respecting the acquisition of 100% of the membership interest in IM Telecom, doing business as “Infiniti Mobile.” The principal asset of IM Telecom at that time was a “Lifeline Program” license of the Federal Communications Commission (the “FCC”), which was an FCC approved wireless “Compliance Plan.”

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

On December 14, 2020, the shares of our common stock were approved for up listing to the OTC Markets Group LLC (the “OTC Markets”) OTCQB® Venture Market (the “OTCQB Tier”). The OTCQB is a venture market operated by OTC Markets. To be eligible for quotations on the OTCQB, companies must be current in their reporting obligations under Section 13 or 15(d) of the Exchange Act and undergo an annual verification and management certification process and/or meet other compliance provisions of the OTC Markets contained in its “OTC Alternative Reporting Guidelines,” which include, among other miscellaneous conditions, a minimum bid price of $0.01, a “public float” of not less than 10% of the total outstanding shares and a minimum of fifty (50) beneficial shareholders. The OTC Markets is recognized by the SEC as a “Qualified Interdealer Quotation System” (“IDQS”) under SEC Rule 15c2-11(e)(6); and the OTCQB is an established public market that provides current public information to investors.

On August 25, 2021, we filed a registration statement with the SEC on Form S-8 to register 5,901,884 shares of our common stock reserved for grants underlying our 2018 Incentive Stock Option Plan (the 2018 year designation reflects our change to a calendar year end in 2017, following the closing of the KonaTel Nevada Merger).

On June 14, 2022, we and Apeiron Systems and IM Telecom entered into a Note Purchase Agreement (the “NPA”) with CCUR Holdings, Inc., a Delaware corporation (respectively, “CCUR” and the “CCUR Loan”), as “Collateral Agent”; and CCUR and Symbolic Logic, Inc., a Delaware corporation (“Symbolic”), as “Purchasers,” along with a related Guarantee and Security Agreement (the “GSA”), whereby the Company and its subsidiary companies pledged their assets (including the Company’s equity ownership of its subsidiaries) to secure $3,150,000 (the “Principal Amount”) in debt financing payable in one (1) year (to be repaid prior to nine [9] months), together with interest at the rate of 15% per annum (the “Interest Rate”). On June 1, 2023, we entered into a “First Amendment to the NPA” with CCUR and Symbolic. The purpose of the amendment was to add further growth capital to the Company in the form of “Delayed Draw Notes” in an aggregate principal amount of up to $2,000,000; and in consideration therefor, we provided additional collateral for the NPA. See our 8-K Current Report dated June 14, 2022, filed with the SEC on June 21, 2022, and our 8-KA Current Report dated June 14, 2022, filed with the SEC on June 7, 2023, for additional information on the CCUR Loan. These Current Reports are available by Hyperlink in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15 hereof, and are incorporated herein by reference. The CCUR Loan was paid in full on or about January 23, 2024, which was the “Initial Closing Date” of our “Purchase Agreement” with Excess Telecom, Inc., a Nevada corporation, which is discussed below.

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

On January 24, 2023, we entered into a non-material Membership Interest Purchase Agreement to acquire 100% of Tempo Telecom, LLC, a Georgia limited liability company and an FCC Eligible Telecommunications Carrier (“ETC”) authorized to provide Lifeline services in twenty-one (21) states (respectively, the “Tempo Purchase Agreement” and “Tempo”), the closing of which is subject to the approval of the FCC and applicable state and other governmental agencies, among other conditions. As of December 31, 2025, this agreement continues to be under review by the FCC.

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

Effective December 18, 2023, we and IM Telecom, as the “Purchasers,” entered into an Installment Sale Agreement (the “Installment Sale Agreement”) with ACP Financing VII Limited Liability Company, a Texas limited liability company (“ACP Financing”), as the “Seller,” pursuant to which the Seller agreed to purchase new and refurbished cellular devices for distribution through the Purchasers’ distribution network to Affordable Connectivity Program (the “ACP” or the “ACP Program” [which ended on June 1, 2024, and has not been renewed by the United States Congress]), Federal Lifeline and California Lifeline eligible consumers, such devices operating on 4G or better technology platforms or any such other consumer technology equipment upon the mutual agreement of the Seller and the Purchasers (the “Devices”), and to sell the Devices to the Purchasers. It is intended that this Installment Sale Agreement will be utilized by KonaTel following the payment of all outstanding amounts owed to ACP Financing. For additional information on the Installment Sale Agreement, see our 8-K Current Report dated December 18, 2023, filed with the SEC on December 22, 2023, which is Hyperlinked in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below, and is incorporated herein by reference.

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

On January 22, 2024 (the “Effective Date”), KonaTel and IM Telecom entered into a Membership Interest Purchase Agreement (the “Excess Telecom Purchase Agreement” or the “Membership Interest Purchase Agreement”) with Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), pursuant to which KonaTel conveyed 49% of its membership interest in IM Telecom to Excess Telecom on the “Initial Closing Date” in consideration of the sum of $10,000,000, and if approved by the FCC, it would have conveyed the remaining 51% of the membership interest in IM Telecom to Excess Telecom for the sum of $100 on the “Final Closing.” If not approved by the FCC, KonaTel would retain 51% of IM Telecom and Excess Telecom shall retain 49% of IM Telecom; and KonaTel would have no obligation to refund any portion of the funds paid by Excess Telecom to KonaTel on the Initial Closing Date. Additional agreements were also executed by the parties on the Initial Closing Date, including a Management Service Agreement, a Master Distribution Agreement and an Amended and Restated Operating Agreement (collectively, the “Transaction Documents”). As of December 31, 2025, the approval of this agreement by the FCC was still pending. For additional information on these Transaction Documents, see our 8-K Current Report dated January 22, 2024, filed with the SEC on January 30, 2024, which is Hyperlinked in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below, and is incorporated herein by reference.

On September 19, 2025, KonaTel and Excess Telecom executed a First Omnibus Amendment to Transaction Documents (the “First Omnibus Agreement”) and a Third Amended and Restated Operating Agreement of IM Telecom (the “Amended Operating Agreement”). The First Omnibus Amendment was executed to create IM Telecom as a standalone partnership entity owned 51% by KonaTel and 49% by Excess Telecom, and the parties withdrew the application for FCC approval. For KonaTel’s part, this entity change included transferring certain employees previously working for IM Telecom on KonaTel’s payroll to the new entity. As agreed by KonaTel and Excess Telecom, effective October 1, 2025, all combined net income of IM Telecom will be reported for federal income tax purposes as a partnership (Form 1065) and KonaTel will continue to receive distributions based upon a new Distribution Agreement for compensation from it sales under the IM Telecom’s vertical sales channels, including all new sales stemming from our new healthcare vertical partnership as originally agreed. The Management Agreement originally signed on the Initial Closing date of January 22, 2024, has been terminated and is of no further force or effect and all ongoing business operations will continue under the “new” IM Telecom entity. The First Omnibus Agreement facilitated the payment of $700,000 to KonaTel from the remaining note receivable from Excess Telecom from the Initial Closing Date, and currently, there is a $150,000 note receivable due KonaTel from Excess Telecom under the Transaction Documents. See our 8-KA-2 Current Report dated January 22, 2024, filed with the SEC on September 30, 2025, which is Hyperlinked in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below, and is incorporated herein by reference.

BUSINESS

KonaTel Nevada was organized under the laws of the State of Nevada on October 14, 2014, by its founder and then sole shareholder, D. Sean McEwen, our current Chairman and CEO, to conduct the business of a full-service cellular provider that delivered cellular products and services to individual and business customers in various retail and wholesale markets. Through its sales network, it provides these services nationwide. In furtherance of its proposed business, on November 1, 2014, it acquired most of the assets of Coast to Coast Cellular, Inc. (“Coast to Coast”), including inventories, property, plant and equipment and its customer list, all valued at approximately $950,000, net of liabilities in the approximate amount of $415,000; and on November 1, 2016, it acquired the assets of CS Agency LLC (“CS Agency”), consisting of contract rights related to the cellular industry, in consideration of assuming liabilities of CS Agency in the approximate amount of $300,000. With the completion of the KonaTel Nevada Merger, we succeeded to the current and intended business operations of KonaTel Nevada.

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

On February 5, 2018, we entered into a purchase agreement to acquire IM Telecom (www.infinitimobile.com). On October 23, 2018, the FCC approved our acquisition of IM Telecom, and on January 31, 2019, we completed the purchase of IM Telecom. IM Telecom currently operates as a standalone 51% owned subsidiary of KonaTel. It is an FCC licensed Eligible Telecommunications Carrier (“ETC”) and is one of twenty-two (22) original FCC licensed wireless cellular resellers to hold an FCC approved Lifeline Compliance Plan since 2012, of which approximately twelve (12) license holders remain active today. The FCC has not approved or granted a new wireless reseller Lifeline Compliance Plan since 2012. As a licensed ETC, IM Telecom was also an FCC licensed Affordable Connectivity Program (the “ACP” or the “ACP Program”) provider, authorized to distribute ACP subsidized high-speed Lifeline subsidized mobile voice/data service in eleven (11) states, which are Vermont, South Carolina, Georgia, Maryland, Kentucky, Wisconsin, Oklahoma, California, New York, Pennsylvania and Nevada. In addition to Lifeline, IM Telecom is also an FCC approved ACP provider authorized to distribute ACP subsidized high-speed mobile data service in the fifty (50) states, Washington D.C. and Puerto Rico. Lifeline is an FCC program that provides subsidized, fixed or mobile telecommunications services to low-income Americans. ACP was an FCC program that provided subsidized high-speed wireless data services to low-income Americans, which expired on June 1, 2024. IM Telecom distributes Lifeline and ACP services under its Infiniti Mobile brand name through its website, sales staff, retail locations and ISOs. IM Telecom also offers non-Lifeline and non-ACP services throughout the United States. IM Telecom has a US-based customer support center located in Atmore, Alabama.

On September 19, 2025, KonaTel and Excess Telecom executed the First Omnibus Amendment to Transaction Documents and an Amended Operating Agreement related to its Membership Interest Purchase Agreement with Excess Telecom. The First Omnibus Amendment was executed to create IM Telecom as a standalone partnership entity owned 51% by KonaTel and 49% by Excess Telecom, and the parties withdrew the application for FCC approval. For KonaTel’s part, this entity change included transferring certain employees previously working for IM Telecom on KonaTel’s payroll to the new entity. As agreed by KonaTel and Excess Telecom, effective October 1, 2025, all combined net income of IM Telecom will be reported for federal income tax purposes as a partnership (Form 1065), and KonaTel will continue to receive distributions based upon a new Distribution Agreement for compensation only from it sales under the IM Telecom’s vertical sales channels, including all new sales stemming from our new healthcare vertical partnership as originally agreed.

KonaTel and IM Telecom are headquartered in Plano, Texas. IM Telecom also has a customer service center in Atmore, Alabama. KonaTel has six (6) full-time employees and IM Telecom has seven (7) full-time employees. IM Telecom closed its warehouse/distribution center in Tulsa, Oklahoma effective July 31, 2025.

Apeiron Systems is headquartered in Johnstown, Pennsylvania, where it has customer service and software engineering resources staffed. Additional development resources are staffed out of Los Angeles, California, as well as in Europe and Asia. Apeiron has twelve (12) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, provided through Apeiron Systems and IM Telecom, include our CPaaS suite of services (“SIP/VoIP,” “SMS/MMS,” “POTS Replacement”), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services and our ETC and ACP subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in partnership with Excess Telecom in up to forty (40) states/territories and our ACP services, which until the termination of the ACP Program on June 1, 2024, had been distributed in the fifty (50) states, as well as Washington D.C. and Puerto Rico, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

We generate revenue from two (2) primary sources, Hosted Services and Mobile Services:

●	Our Hosted Services include a suite of hosted CPaaS services within Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management, of which IoT provides device connectivity via wireless 4G/5G. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and ISOs.

●	Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes, equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program and/or previously under the FCC’s ACP Program. Even though government programs like Lifeline have existed since 1985, these programs, along with newer programs like the ACP Program, are subject to change and any change, reduction or elimination may have a material impact on our Mobile Services business; and as referenced above, the ACP Program terminated on June 1, 2024, and has not been renewed by Congress.

Distribution Methods of the Products or Services

We primarily distribute our Hosted Services through our website, sales staff, master distribution agreements and ISOs. We primarily distribute our Mobile Services through our website, sales staff, retail locations and Independent Sales Organizations (ISOs).

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

Wireless resellers, like us, traditionally do not own the wireless infrastructure over which services are provided. We purchase services from the following sources:

●	Verizon: Verizon voice, text and data services are provided through master distribution partners of Verizon. The contract we hold with distribution partners has set per unit pricing for voice, text and data wireless services. Pricing per unit is in the form of a monthly recurring charge (“MRC”) that may or may not include minutes of use, text units or data units. Additional data units are available for purchase;

●	AT&T: AT&T voice, text or data service and AT&T IoT service under a contract with us, has set “unit based” pricing for voice, text, data and IoT wireless services. Pricing per unit is in the form of an MRC that may or may not include minutes of use, text units or data units. Additional data units are available for purchase;

●	Verizon Wireless VPP, a Verizon IoT product: Verizon VPP, also through a contract with us, has set per unit pricing for IoT wireless services. Pricing per unit is in the form of an MRC that includes data units with defined over plan use pricing; and

●	T-Mobile voice, text or data Lifeline services are provided through master distribution partners of T-Mobile. The contract we hold has set pricing for bundled voice, text and data wireless services. Pricing bundles are in the form of an MRC that include minutes of use, text units or data units. Larger data plans are available for purchase for consumer requiring larger voice and data packages.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Our 51% owned partnership, IM Telecom, is an FCC licensed ETC and is one of the original twenty-two (22) FCC licensed wireless cellular resellers to hold an FCC approved wireless Lifeline Compliance Plan in the United States (as of 2012), of which approximately twelve (12) license holders remain active today. As a licensed ETC, IM Telecom is currently authorized to distribute Lifeline subsidized mobile voice/data service in up to forty (40) states. Although the ACP program officially ended on June 1, 2024, IM Telecom is also an FCC licensed ACP carrier, authorized to distribute ACP subsidized mobile data services in the fifty (50) states, as well as Washington D.C. and Puerto Rico. It also offers non-Lifeline and non-ACP services. IM Telecom intends to maintain this designation with anticipation that the program, or one similar, will be restarted.

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

Number of Total Employees and Number of Full-Time Employees

Across our companies, as of December 31, 2025, we had a total of twenty-five (25) full-time employees and no part-time employees.

Subsidiaries

We have two (2) wholly owned subsidiaries: KonaTel Nevada and Apeiron Systems; and we currently have a 51% interest in the IM Telecom, with the remaining 49% interest being owned by Excess Telecom. Our subsidiary, KonaTel Nevada, has remained inactive since early 2021.

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

We commenced our current business operations in November of 2014, and our wireless marketing technology and solutions are an evolving business offering. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by growing companies in new and rapidly evolving markets. We may be unable to successfully accomplish and fund our current endeavors, which would materially impact our ability to implement our business plan, including:

●	establishing and maintaining broad market acceptance of our technology, solutions, services and platforms, and converting that acceptance into direct and indirect sources of revenue;

●	establishing and maintaining adoption of our technology, solutions, services and platforms in and on a variety of environments, experiences and types of devices;

●	timely and successfully developing new technologies, solutions, services and platform features, and increasing the functionality and features of our existing technologies, solutions, services and platform offerings;

●	developing technologies, solutions, services and platforms that result in a high degree of customer satisfaction and a high level of end-customer usage;

●	successfully responding to competition, including competition from emerging technologies and solutions;

●	developing and maintaining strategic relationships to enhance the distribution, features, content and utility of our technologies, solutions, services and platforms;

●	identifying, attracting and retaining talented engineering, network operations, program management, technical services, creative services and other personnel at reasonable market compensation rates in the markets in which we employ such personnel; and

●	integration of potential evolving offerings of products and acquisitions.

Our business strategy may be unsuccessful, and we may be unable to address the risks we face in a cost-effective manner, if at all. If we are unable to successfully accomplish these tasks, our business will be harmed, and we may fail.

For the year ended December 31, 2025, we reported gross revenues of $8,452,885, cost of revenues of $5,840,675, operating expenses of $5,290,592, other income of $31,329 and a net loss of ($2,647,053).

For the prior year ended December 31, 2024, we reported gross revenues of $15,503,251, cost of revenues of $12,088,944, operating expenses of $7,953,378, other income of $9,524,723 and net income of $4,801,601.

For the year ended December 31, 2025, we had $10,525 in non-cash depreciation expense. As of December 31, 2025, our accumulated deficit was ($10,084,143).

The United States Government’s dissolution or reduction of the Lifeline Program or the elimination of “resellers” of these services will and has had a substantial adverse effect on our current and planned partnership operations.

●	Considering there are approximately 7,000,000 current Lifeline users and approximately 34,000,000 eligible Lifeline customers (according to Universal Service Administrative Company, a governmental body that administers the “Universal Service Fund” of the FCC [the “USF”]), this would be a draconian move; however, it is a possibility. Federal or state governmental agencies could also significantly reduce or delay Lifeline reimbursement payments to Lifeline carriers, forcing Lifeline carriers to continue to provide minimum Lifeline services and at a reduced reimbursement rate. Depending on any reimbursement reduction, a reduction would diminish earnings and could make Lifeline unprofitable. The FCC established the Lifeline program in 1985 to ensure that qualifying low-income consumers could afford phone service and the opportunities and security it provides. Congress supported and strengthened Lifeline in the Telecommunications Act of 1996, requiring that affordable service and advanced communications be available to low-income consumers across the country.

●	Lifeline and ACP require several factors to be successful. The impact of negative governmental changes and negative national carrier pricing have been outlined above. In addition to those two risks, an interruption to the supply of low-cost phones and/or a reduction of Lifeline and ACP agents (no access to or not enough access to agents) would have a negative impact on Lifeline and/or ACP services.

●	Adequate equipment financing and available cash resources to pay up-front compensation payments (sometimes required) is critical to facilitate Lifeline, ACP, B2B and retail sales, and the lack of these resources would have a negative impact on our business.

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

Factors affecting the availability and price of capital may include the following:

●	the availability and cost of capital generally;

●	our financial results;

●	the experience and reputation of our management team;

●	market interest, or lack of interest, in our industry, industry segments and our business plan;

●	the trading volume of, and volatility in, the market for our common stock, assuming there is a reasonable trading market for our common stock;

●	our ongoing success, or failure, in executing our business plan;

●	the amount of our capital needs; and

●	the amount of debt, options, warrants and convertible securities that may be outstanding in our Company at any time.

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

Our success will depend to a large extent on broad market acceptance of our telecommunications solutions among our current and prospective customers. Our prospective customers may be unwilling to use our solutions for a number of other reasons, including preference for static advertising, lack of familiarity with our technologies, preference for competing technologies or perceived lack of reliability. We believe that the acceptance of our technologies by prospective customers will depend primarily on the following factors:

●	our ability to demonstrate the economic and other benefits attendant to our products and services;

●	our customers becoming comfortable with using our telecommunications technologies; and

●	the reliability of these services and technologies.

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

Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our business partners, regardless of their merit or resolution, would likely be costly and time consuming and divert the efforts and attention of our management and technical personnel. If any such litigation resulted in an adverse ruling, we could be required to:

●	pay substantial damages;

●	cease the development, use, licensing or sale of infringing products;

●	discontinue the use of certain technologies; or

●	obtain a license under the intellectual property rights of the third-party claiming infringement, which license may not be available on reasonable terms or at all.

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

Our business operations are susceptible to interruptions caused by events beyond our control. We are vulnerable to the following potential problems, among others:

●	our platform, technologies, products, services and underlying infrastructure, or that of our key suppliers, may be damaged or destroyed by events beyond our control, such as fires, earthquakes, pandemics, war, floods, power outages or telecommunications failures;

●	we and our customers and/or partners may experience interruptions in service as a result of the accidental or malicious actions of Internet users, hackers, hostile nation states or current /former employees;

●	we may face liability for transmitting viruses to third parties that damage or impair their access to computer networks, programs, data or information. Eliminating computer viruses and alleviating other security problems may require interruptions, delays or cessation of service to our customers; and

●	the failure of our systems or those of our suppliers may disrupt service to our customers (and from our customers to their customers), which could materially impact our operations (and the operations of our customers), adversely affecting our relationships with our customers and lead to lawsuits and contingent liabilities.

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

Supply chain dislocations resulting from global geopolitical and public health issues such as the Ukraine-Russia, Israel-Hamas and Iran wars, any resurgence in the COVID-19 health crises and other causes may have a material adverse impact on our business and results of operations. Such disruptions may increase our costs of doing business, including significant increases in the price of our products and their components and materials and the related costs of shipment, including equipment used in the Lifeline Program. Supply chain disruptions may also adversely affect our access to suppliers, manufacturers, customers and vendors and may impair our ability to perform contracted services. Delays in our ability to meet our obligations as a result of supply chain issues may negatively affect our reputation, our relationships with customers and our ability to deliver products and services.

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

Regardless of whether we have superior products, many of these current and potential future competitors have a longer operating history in their current respective business areas and greater market presence, brand recognition, engineering and marketing capabilities, and financial, technological and personnel resources than we do. Existing and potential competitors with an extended operating history, even if not directly related to our business, have an inherent marketing advantage because of the reluctance of many potential customers to entrust key operations to a company that may be perceived as unproven or in the early stage of its development. In addition, our existing and potential future competitors may be able to use their extensive resources:

●	to develop and deploy new products and services more quickly and effectively than we can;

●	to develop, improve and expand their platforms and related infrastructures more quickly than we can;

●	to reduce costs, particularly hardware costs, because of discounts associated with large volume purchases and longer-term relationships and commitments;

●	to offer less expensive products, technologies, platforms and services as a result of a lower cost structure, greater capital reserves or otherwise;

●	to adapt more swiftly and completely to new or emerging technologies and changes in customer requirements;

●	to take advantage of acquisition and other opportunities more readily; and

●	to devote greater resources to the marketing and sales of their products, technology, platform and services.

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

If an active market for our common stock develops, there is a significant risk that the Company’s common stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control, including, but not limited to:

●	variations in our quarterly operating results;

●	announcements that our revenue or income are below analysts’ expectations;

●	general economic slowdowns;

●	sales of large blocks of our common stock by insiders and others; and

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital raises.

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

We have leases on the following properties:

On December 18, 2020, we entered into a lease of an office suite in Plano, TX, which commenced on January 25, 2021. Lease payments were deferred until May 1, 2021. Beginning on May 1, 2021, lease payments are $3,650 per month for the twelve (12) month period ended April 30, 2022; $3,735 per month for the twelve (12) month period ended April 30, 2023; $3,819 per month for the twelve (12) month period ending April 30, 2024, and $3,904 per month for the twelve (12) month period ended April 30, 2025. The lease term is for five (5) years. This lease is set to expire on March 31, 2026, and will not be renewed.

Through our 51% previously owned subsidiary, IM Telecom, we have leases on the following properties:

Our Tulsa, Oklahoma distribution center, consisting of approximately 2,466 square feet, is under a three (3) year lease that commenced on August 1, 2022. Monthly lease payments for this property are $2,356 per month for the twelve (12) month period ended July 31, 2023; $2,415 per month for the twelve (12) month period ending July 31, 2024, and $2,475 per month for the twelve (12) month period ending July 31, 2025. This lease expired on July 31, 2025, and was not renewed.

Our customer service center is in Atmore, Alabama, and consists of approximately 1,766 square feet. This lease commenced on June 1, 2022, and terminated on June 1, 2025. Monthly lease payments for this property are $2,121 per month. As of December 31, 2025, the lease expense is incurred on a month to month basis.

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

Also, see the heading “Risks Related to Our Common Stock” of the caption “Risk Factors” in Part I, Item 1A hereof.

The following table sets forth, for the periods indicated over the last two (2) years, the high and low closing prices during each period, as reported by the OTC Markets and OTCQB Markets, and represents prices between dealers that do not include retail markups, markdowns or commissions and may not represent actual transactions:

	For the Years Ended December 31,
	2025		2024
	High	Low	High	Low
First Quarter	$0.37	$0.18	$0.95	$0.61
Second Quarter	$0.31	$0.16	$0.72	$0.46
Third Quarter	$0.49	$0.16	$0.60	$0.33
Fourth Quarter	$0.36	$0.25	$0.51	$0.16

These prices were obtained from OTC Markets and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We have 555 active shareholders of record as of December 31, 2025, not including an indeterminate number of shareholders who may hold their shares in “street name.”

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

With the exception of the purchase of 375,000 shares of our common stock in years ended December 31, 2025, 375,000 shares of our common stock in years ended December 31, 2024, and 750,000 shares of our common stock in the year ended December 31, 2023, all pursuant to the exercise of certain non-compensatory stock options acquired by our Chairman and CEO, D. Sean McEwen, in 2017, at an exercise price of $0.22 per share, there have been no sales by us of any unregistered or restricted securities during the past three (3) years ended December 31, 2025, 2024, and 2023. The exercise price of these stock options was paid from accrued salary owed to Mr. McEwen; cash; or the conveyance of fully-paid shares of our common stock owned by Mr. McEwen of a value equal to the exercise price based on the closing market price of our shares at or about the date of exercise.

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

Comparison of the Year Ended December 31, 2025, to the Year Ended December 31, 2024

Results of Operations

In comparing our Statements of Operations between the years ended December 31, 2025, and 2024, we had declines in revenue and costs of revenue, decreases in operating expenses, and lower net income.

For the year ended December 31, 2025, we had $8,452,885 in revenues from operations compared to $15,503,251 in the prior year ended December 31, 2024, for a total revenue decrease of ($7,050,366) in 2025. The decrease in 2025 revenue was due to fewer activations within our Mobile Services segment. A major influence in this decline in revenue was the result of the ACP Program ending on June 1, 2024, which reduced government subsidized revenues for Infiniti Mobile.

For the year ended December 31, 2025, our cost of revenue was $5,840,675 compared to $12,088,944 in the prior year ended December 31, 2024, for a cost of revenue decrease of ($6,248,269) in 2025. Our cost of revenue decrease was the result of delivering fewer devices to subscribers, which reduced the costs of devices, network and compensation, as a result of the elimination of the ACP Program.

For the year ended December 31, 2025, we had gross profit of $2,612,210 compared to $3,414,307 in the prior year ended December 31, 2024, for a gross profit decrease of ($802,097) in 2025. This decrease was primarily due to a reduction in acquisition costs in 2025 as a result of the elimination of the ACP Program.

For the year ended December 31, 2025, total operating expenses were $5,290,592 compared to $7,953,378 in the prior year ended December 31, 2024, for a decrease of ($2,662,786) in 2025. This decrease was due primarily due to lower payroll and related expenses for IM Telecom and Apeiron Systems.

For the year ended December 31, 2025, other income was $31,329 compared to $9,524,723 in the prior year ended December 31, 2024. This decrease was due primarily to our sale of 49% of the Membership Interest in IM Telecom to Excess Telecom on January 22, 2024, for an aggregate purchase price of $10,000,000.

For the year ended December 31, 2025, we had a net loss of ($2,647,053) compared to a net income of $4,801,601 in the prior year ended December 31, 2024. The decrease in net income was also primarily the result of the sale of the 49% Membership Interest in IM Telecom to Excess Telecom in the first quarter of 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had $704,867 in cash and cash equivalents on hand.

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

In comparing liquidity between the years ending December 31, 2025, and 2024, cash decreased by 58%. The decrease was primarily the result of the cash received sale of the 49% Membership Interest in IM Telecom to Excess Telecom in the first quarter of 2024. Total liabilities decreased by 25.8% in 2025 when compared to 2024, as the result of the repayment of the CCUR Loan and the ACP Finance loan for device financing from funds received from Excess Telecom under the Excess Telecom Purchase Agreement. We also had working capital of ($518,263) for the year ended December 31, 2025, also primarily resulting from the additional cash and cash equivalents received from the Excess Telecom Purchase Agreement. In January 2024, the CCUR Loan and the outstanding obligations to ACP Finance, were fully paid off with a part of these proceeds.

Our current ratio (current assets divided by current liabilities) was 0.73 as of December 31, 2025, and 1.39 as of December 31, 2024.

Cash Flows from Operations

During the year ended December 31, 2025, and the year ended December 31, 2024, cash flow used in operating activities was ($1,907,128) and ($3,992,767), respectively. Cash flows used by operating activities were mainly impacted by the adjustment to net income due to the on the sale of 49% of IM Telecom.

Cash Flows from Investing Activities

During the year ended December 31, 2025, and the year ended December 31, 2024, cash flow provided by investing activities was $850,150 and $8,558,509, respectively. This increase was the result of the sale of the 49% Membership Interest in IM Telecom to Excess Telecom.

Cash Flows from Financing Activities

During the year ended December 31, 2025, and the year ended December 31, 2024, cash flow provided by (used in) financing activities was $82,500 and ($3,663,500), respectively. In 2025, cash flow received in financing activities consisted of $82,500 cash received from incentive or non-compensatory stock options that were exercised in September 2025 and $150 received on the sale of certain equipment. In 2024, cash flow generated from financing activities consisted of ($3,704,750) cash used to repay CCUR Loan principal and loan fees, and $41,250 cash received from incentive or non-compensatory stock options that were exercised.

Going Concern

We generated a net loss of ($2,647,053) during the year ended December 31, 2025, and we had a restated net income of $4,801,601 in 2024. The Company had a net change in cash of ($974,478) and $902,242 in 2025, and 2024, respectively. The accumulated deficit as of December 31, 2025, was ($10,084,143). The Company’s sale of the 49% Membership Interest in IM Telecom to Excess Telecom allowed us to pay off all outstanding debt and retain additive cash.

Effective with the creation of the First Omnibus Agreement between KonaTel and Excess Telecom, under “the Annual Plan,” on October 1, 2025, IM Telecom began to operate as a standalone entity with employees not shared by KonaTel; and KonaTel will continue to receive distributions based upon a new Distribution Agreement for compensation from it sales only under the IM Telecom’s vertical sales channels, including all new sales stemming from our new healthcare vertical partnership as originally agreed. In addition, during 2025, the Company began to refocus its efforts on the Hosted Services solutions operated by its subsidiary, Apeiron Systems. While KonaTel continues to receive regular monthly distributions from the IM Telecom partnership, our focus is now on growing our Hosted Services, which enjoy substantially higher margins and substantially lower customer churn characteristics.

Based on FCC data, it is estimated there are approximately 22 million commercial (i.e., used in commercial operations) copper-wire Plain Old Telephone Service (“POTS”) analog phone lines. These lines are scheduled to be phased out (terminated) across the United States by the end of the decade. So, in support of the increasing demand from end-of-life copper-wire POTS service, one of the Company’s new services, deployed and tested throughout 2025, includes a wireless POTS replacement solution targeted at large national telecommunication service providers.

We are also focused on ongoing retail and wholesale sales of our Short Messaging Service (SMS) product, which saw continued growth from Q3 to Q4 of 2025.

In addition to the copper-wire POTS replacement program, the Company continues to pursue the launch of the Viva USA MVNO opportunity. The first 10,000 SIM cards have been purchased by and delivered to Viva for deployment. The Company has completed its pre-launch obligations; we continue to wait for launch implementation by Viva. We continue to remain optimistic that the IM Telecom health care vertical will begin to accelerate in 2026. The growth of this vertical relies on the marketing/communication efforts of our healthcare partner to inform their millions of current/eligible customers of the opportunity to obtain wireless Lifeline services. The lack of our success with any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Annual Report.

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

Tax benefits of uncertain tax positions are recognized only if it is more likely than not that the Company will be able to sustain a position taken on an income tax return. We had no liability for uncertain tax positions as of December 31, 2025, and 2024. Interest and penalties, if any, related to unrecognized tax benefits would be recognized as interest expense. We do not have any accrued interest or penalties associated with unrecognized tax benefits, nor was any significant interest expense recognized during the years ended December 31, 2025, and 2024.

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

December 31, 2025, and 2024

(This space intentionally left blank)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of KonaTel, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of KonaTel, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit of $10,084,143. The losses in conjunction with uncertainty around the success of management’s future plans, raise substantial doubt about its ability to continue as a going concern. Management’s plans are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Valuation of Stock Based Compensation & Related Forfeitures

Description of the Matter:

As discussed in Note 11 to the consolidated financial statements, the Company offers stock option awards that involve complex accounting estimates. Management evaluates the stock option awards and related forfeitures in accordance with ASC Topic 718, “Compensation-Stock Compensation” and uses the Black Scholes Model to value the stock option awards and related forfeitures. This model requires management to make assumptions, use judgment, and can be complex.

How We Addressed the Matter in Our Audit

We gained an understanding of management’s processes and methodology to develop the estimates. We reviewed the underlying option agreements. To test both the value of options, we evaluated management’s selection of a valuation method, tested the inputs used in the valuation method (Black-Scholes) calculation by agreeing terms of the underlying agreements and market information to third-party sites, and performed recalculations. In order to assess forfeitures, we reviewed the guidance in ASC 718, as well as the option agreements related to forfeiture for the 3 employees to determine vesting periods. We then ensured the Company was correctly reversing the unvested portion of the expense. We also evaluated the adequacy of the disclosures related to these fair value measurements.

/s/ Haynie

Haynie

Salt Lake City, Utah

April 16, 2026

PCAOB #457

We have served as the Company’s auditor since 2019.

KONATEL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31,2024
		(Restated)
Assets
Current Assets
Cash and Cash Equivalents	$704,867	$1,679,345
Accounts Receivable, Net	284,167	1,533,015
Inventory, Net	272,229	163,063
Prepaid Expenses	109,442	94,496
Other Current Assets	15,063	112,170
Total Current Assets	1,385,768	3,582,089

Property and Equipment, Net	4,453	15,128

Other Assets
Intangible Assets, Net	634,251	634,251
Right of Use Asset	217,432	319,549
Notes Receivable	150,000	1,000,000
Other Assets	72,375	74,328
Total Other Assets	1,074,058	2,028,128

Total Assets	$2,464,279	$5,625,345

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,668,244	$2,277,597
Right of Use Operating Lease Obligation - Current	51,736	113,740
Income Tax Payable	184,051	184,051
Total Current Liabilities	1,904,031	2,575,388

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	176,043	227,776
Total Long Term Liabilities	176,043	227,776
Total Liabilities	2,080,074	2,803,164
Commitments and Contingencies
Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized 43,979,064 outstanding and issued at December 31, 2025 and 43,503,658 outstanding and issued at December 31, 2024	43,979	43,504
Additional Paid In Capital	10,424,369	10,215,767
Accumulated Deficit	(10,084,143)	(7,437,090)
Total Stockholders’ Equity	384,205	2,822,181

Total Liabilities and Stockholders’ Equity	$2,464,279	$5,625,345

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2025	2024 (Restated)
Revenue	$8,452,885	$15,503,251
Cost of Revenue	5,840,675	12,088,944
Gross Profit	2,612,210	3,414,307

Operating Expenses
Payroll and Related Expenses	3,090,237	4,317,814
Stock Option Expense	126,578	992,735
Operating and Maintenance	8,082	6,086
Credit Loss	43,558	1,448
Professional and Other Expenses	708,781	1,646,755
Utilities and Facilities	177,946	210,438
Depreciation and Amortization	10,525	9,056
General and Administrative	292,582	213,149
Marketing and Advertising	13,580	99,759
Application Development Costs	716,910	140,880
Taxes and Insurance	101,813	315,258
Total Operating Expenses	5,290,592	7,953,378

Operating (Loss)	(2,678,382)	(4,539,071)

Other Income and Expense
Sale of Interest in IM Telecom (49%)	-	9,558,509
Interest Expense	(539)	(104,737)
Other Income, net	31,868	70,951
Total Other Income and Expenses	31,329	9,524,723

Income Before Income Taxes	(2,647,053)	4,985,652
Income Tax Expense	-	184,051
Net Income (Loss)	$(2,647,053)	$4,801,601

Earnings (Loss) per Share
Basic	$(0.06)	$0.11
Diluted	$(0.06)	$0.11
Weighted Average Outstanding Shares
Basic	43,706,214	43,402,219
Diluted	43,706,214	43,526,417

The accompanying notes are an integral part of these consolidated financial statements.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Year Ending December 31, 2024 (Restated)
	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of January 1, 2024	43,145,720	$43,146	$9,182,140	$(12,238,691)	$(3,013,405)
Exercised Stock Options	357,938	358	40,892	-	41,250
Stock Based Compensation	-	-	992,735	-	992,735
Net Income	-	-	-	4,801,601	4,801,601
Balances as of December 31, 2024	43,503,658	$43,504	$10,215,767	$(7,437,090)	$2,822,181

	For the Year Ending December 31, 2025
	Common Shares		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total
Balances as of December 31, 2024	43,503,658	$43,504	$10,215,767	$(7,437,090)	$2,822,181
Exercised Stock Options	475,406	475	82,025	-	82,500
Stock Based Compensation	-	-	126,577	-	126,577
Net Loss	-	-	-	(2,647,053)	(2,647,053)
Balances as of December 31, 2025	43,979,064	$43,979	$10,424,369	$(10,084,143)	$384,205

The accompanying notes are an integral part of these consolidated financial statements.

(This space intentionally left blank.)

KONATEL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2025	2024 (Restated)
Cash Flows from Operating Activities:
Net Income (Loss)	$(2,647,053)	$4,801,601
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and Amortization	10,525	9,056
Sale of IM Telecom (49%)	-	(9,558,509)
Loan Origination Cost Amortization	-	49,579
Credit Loss	43,558	1,448
Stock-based Compensation	126,577	992,735
Change in Right of Use Asset	102,117	123,778
Change in Lease Liability	(113,737)	(116,711)

Changes in Operating Assets and Liabilities:
Accounts Receivable	1,175,642	(37,664)
Inventory	(79,518)	1,066,707
Prepaid Expenses and Other Asset	84,114	(76,744)
Accounts Payable and Accrued Expenses	(609,353)	(1,432,094)
Income Tax Payable	-	184,051
Net cash used in operating activities	(1,907,128)	(3,992,767)

Cash Flows from Investing Activities
Sale of Interest in IM Telecom (49%)	-	9,558,509
Notes Receivable	850,000	(1,000,000)
Equipment	150	-
Net cash provided by investing activities	850,150	8,558,509

Cash Flows from Financing Activities
Repayments of amounts of Notes Payable	-	(3,704,750)
Cash received from Stock Options Exercised	82,500	41,250
Net cash provided by (used in) financing activities	82,500	(3,663,500)

Net Change in Cash	(974,478)	902,242
Cash - Beginning of Year	1,679,345	777,103
Cash - End of Period	$704,867	$1,679,345

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$-	$54,750
Cash paid for taxes	$-	$-

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

On September 19, 2025, KonaTel and Excess Telecom executed a First Omnibus Amendment to Transaction Documents (the “First Omnibus Agreement”) and a Third Amended and Restated Operating Agreement of IM Telecom (the “Amended Operating Agreement”). The First Omnibus Amendment was executed to create IM Telecom as a standalone partnership entity owned 51% by KonaTel and 49% by Excess Telecom. For KonaTel’s part, this entity change included transferring certain employees previously working for IM Telecom on KonaTel’s payroll to the new entity. As agreed by KonaTel and Excess Telecom, effective October 1, 2025, all combined net income of IM Telecom will be reported for federal income tax purposes as a partnership (Form 1065), and KonaTel will continue to receive distributions based upon a new Distribution Agreement for compensation from it sales only under the IM Telecom’s vertical sales channels, including all new sales stemming from our new healthcare vertical partnership as originally agreed.

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

Basis of Consolidation

The consolidated financial statements for the year ended December 31, 2025, and 2024, include the Company and its two (2) owned corporate subsidiaries, KonaTel Nevada and Apeiron Systems, as well the 51% share of IM Telecom. All significant intercompany transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and all short-term investments with maturities of three months or less.

Trade Accounts Receivable

The Company accounts for trade receivables based on amounts billed to customers. Past due receivables are determined based on contractual terms. The Company does not accrue interest and does not require collateral on any of its trade receivables. Net receivables from transactions with customers were $284,167 and $1,533,015 as of December 31, 2025, and December 31, 2024, respectively.

Allowance for Credit Losses

The allowance for credit losses is determined by management based on customer credit history, specific customer circumstances and general economic conditions. Periodically, management reviews our accounts receivable and adjusts the allowance based on current circumstances and charges off uncollectible receivables against the allowance when all attempts to collect the receivable have failed. As of December 31, 2024, management determined the no allowance for credit losses was necessary. As of December 31, 2025, management determined that an allowance for credit losses of $29,648 was necessary.

Inventory

Inventory consists primarily of the cost of cellular phones and tablets. Inventory is reported at the lower of cost or net realizable value. Cost is determined by the first-in, first-out (“FIFO”) method. As of December 31, 2025, total inventory owned by the Company was $272,229, which includes POTS related equipment consigned to customer premise locations.

Due to rapidly changing technology within the industry, inventory is evaluated on a regular basis to determine if any obsolescence exists. As of December 31, 2025, and December 31, 2024, inventory obsolescence was $256 and $0 respectively.

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

The Company recognizes impairment losses for long-lived assets whenever changes in circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. Management has concluded that no impairment reserves are required as of December 31, 2025, and 2024.

Intangible Assets

The Company accounts for intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2025, intangible assets include our ETC License.

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

The Company held $0 in collateral deposits from various sub-reseller customers at December 31, 2025, and 2024, respectively.

Notes Receivable

On January 22, 2024, the Company accepted a $1,000,000 note receivable from Excess Telecom as part of the 49% membership interest sale of IM Telecom. Payment of the note is contingent upon the satisfaction of certain underlying provisions noted in the Membership Interest Purchase Agreement. There is no stated interest or term under this note. As of December 31, 2025, there was $150,000 outstanding on this note receivable.

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

Leases

In February 2016, the FASB updated the accounting guidance related to leases. The most significant change in the updated accounting guidance requires lessees to recognize lease assets and liabilities on the balance sheet for all operating leases with the exception of short-term leases. The standard also expands the disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease did not significantly change from previous guidance. See NOTE 6 below.

Upon adoption, we recorded $151,471 for operating lease assets and liabilities, which includes the impact of fair value adjustments, prepaid and deferred rent. As of December 31, 2025, and December 31, 2024, our operating lease liabilities were $227,779 and $341,516, respectively.

Revision of Previously Issued Financial Statements

In connection with the preparation of the Company’s 2025 financial statements, Management identified an immaterial error in the previously issued 2024 financial statements related to the proceeds recognized as a result of the sale of 49% of IM Telecom. Management evaluated the error under SAB Topic 1.M (SAB 99) and SAB Topic 1.N (SAM 108) and concluded that the error was not material to the previously issued financial statements. Accordingly, the Company has revised the comparative 2024 financial statements presented herein to correct the error.

The Company performed an in-depth evaluation of the recognition of revenue related to the sale of 49% of IM Telecom in 2024. In that evaluation, Management took into account the facts and circumstances of the transaction as to whether accounting for the transaction should be treated in accordance with ASC 810 under the consolidation, equity or joint venture accounting methodology or whether we should look to ASC 606 regarding the selling a “right to use” or “right to access” an asset accounting. Management considered the relevant facts of the transaction, including the $10,000,000 non-refundable consideration received and payable regardless of whether future regulatory approval is received. While we came to the conclusion that ASC 810 would generally apply in similar transactions, we determined that a purchase of a right to use was made and ASC 606 revenue recognition should be used for purposes of financial statement presentation.

The correction resulted in an increase in the proceed on sale recognized of $310,783 and a corresponding increase in net assets of $310,783 in 2024. There was no additional impact to prior periods.

KONATEL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	12/31/2024 as reported	Adjustment	12/31/2024 as Restated
Revenue	$15,503,251	-	15,503,251
Cost of Revenue	12,088,944	-	12,088,944
Gross Profit	3,414,307	-	3,414,307

Operating Expenses
General and Administrative	6,819,763	-	6,819,763
Stock Option Expense	992,735	-	992,735
Application Development Costs	140,880	-	140,880
Total Operating Expenses	7,953,378	-	7,953,378

Operating (Loss)	(4,539,071)	-	(4,539,071)

Other Income and Expense
Sale of IM Telecom (49%)	9,247,726	310,783	9,558,509
Interest Expense	(104,737)	-	(104,737)
Other Income, net	70,951	-	70,951
Total Other Income and Expenses	9,213,940	310,783	9,524,723

Income Before Income Taxes	4,674,869	310,783	4,985,652
Income Tax Expense	184,051	-	184,051
Net Income	$4,490,818	310,783	4,801,601

KONATEL, INC.

CONSOLIDATED BALANCE SHEET

	12/31/2024 as reported	Adjustment	12/31/2024 as Restated
Assets
Current Assets
Cash and Cash Equivalents	$1,679,345	-	$1,679,345
Accounts Receivable, Net	1,533,015	-	1,533,015
Inventory, Net	163,063	-	163,063
Prepaid Expenses	94,496	-	94,496
Other Current Assets	112,170	-	112,170
Total Current Assets	3,582,089	-	3,582,089

Property and Equipment, Net	15,128	-	15,128

Other Assets
Intangible Assets, Net	323,468	310,783	634,251
Right of Use Asset	319,549	-	319,549
Notes Receivable	1,000,000	-	1,000,000
Other Assets	74,328	-	74,328
Total Other Assets	1,717,345	310,783	2,028,128
Total Assets	5,314,562	310,783	5,625,345

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	2,277,597	-	2,277,597
Right of Use Operating Lease Obligation - Current	113,740	-	113,740
Income Tax Payable	184,051	-	184,051
Total Current Liabilities	2,575,388	-	2,575,388

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	227,776	-	227,776
Total Long Term Liabilities	227,776	-	227,776
Total Liabilities	2,803,164	-	2,803,164
Commitments and Contingencies	-	-	-
Stockholders’ Equity
Common stock, $.001 par value	43,504	-	43,504
Additional Paid In Capital	10,215,767	-	10,215,767
Accumulated Deficit	(7,747,873)	310,783	(7,437,090)
Total Stockholders’ Equity	2,511,398	310,783	2,822,181
Total Liabilities and Stockholders’ Equity	5,314,562	310,783	5,625,345

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

Advertising/Marketing

Costs for advertising/marketing of products and services, as well as other promotional and sponsorship costs, are charged to selling, general and administrative expenses in the periods in which they are incurred. Advertising/marketing expense was $13,580 and $99,759 for 2025, and 2024, respectively. The decrease in advertising/marketing costs was a result of decline in marketing costs due to the expiration of the ACP program in 2024.

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

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the year ended December 31, 2025, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Years Ended December 31,
	2025	2024
Numerator
Net Income (Loss)	$(2,647,053)	$4,801,601

Denominator
Weighted-average common shares outstanding	43,706,214	43,402,219
Dilutive impact of stock options	-	54,163
Weighted-average common shares outstanding, diluted	43,706,214	43,526,417

Net income per common share
Basic	$(0.06)	$0.11
Diluted	$(0.06)	$0.11

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of December 31, 2025, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amount of $75,387 or 23.9%, $50,000 or 15.8%, and $32,955 or 10.4%. As of December 31, 2024, the Company had a significant concentration of receivables from one (1) customer in the amount of $1,055,337 or 68.5%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the year ended December 31, 2025, the Company had two (2) customers that accounted for $2,897,636 or 34.3% and $1,019,357 or 12.1% of revenue, respectively. For the year ended December 31, 2024, the Company had two (2) customers that accounted for $5,295,202 or 34.2% and $3,483,080 or 22.5% of revenue, respectively. The loss of a major customer would have a negative impact on the Company and would subsequently require the Company to make significant changes to reduce expenses.

Effect of Recent Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, effective January 1, 2025. The amendments in this update enhance the transparency and decision usefulness of income tax disclosures by requiring (i) disaggregation of the effective tax rate reconciliation into specified categories and (ii) additional disclosures of income taxes paid, net of refunds, by jurisdiction.

The Company applied the guidance prospectively. Accordingly, prior-period disclosures have not been adjusted and continue to be presented in accordance with the accounting guidance in effect for those periods. The adoption of ASU 2023-09 did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the amendments relate solely to income tax disclosures.

The Company will prospectively adopt Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) effective with our annual 2027 10K filing and interim reporting periods effective with our interim report for the quarter ended March 31, 2028. Accordingly, prior-period disclosures will not be made.

NOTE 2 – GOING CONCERN

Effective with the creation of the First Omnibus Agreement between KonaTel and Excess Telecom, “the Annual Plan,” which was effective on October 1, 2025, IM Telecom began to operate as a standalone entity with employees not shared by KonaTel. In addition, during 2025, the Company began to refocus its efforts on the Hosted Services solutions operated by its subsidiary, Apeiron Systems. While KonaTel continues to receive regular monthly distributions from the IM Telecom partnership under the new Distribution Agreement for compensation from it sales only under the IM Telecom’s vertical sales channels, including all new sales stemming from our new healthcare vertical partnership as originally agreed, our focus is now on growing our Hosted Services, which enjoy substantially higher margins and substantially lower customer churn characteristics.

Based on FCC data, it is estimated there are approximately 22 million commercial (i.e., used in commercial operations) copper-wire Plain Old Telephone Service (“POTS”) analog phone lines. These lines are scheduled to be phased out (terminated) across the United States by the end of the decade. So, in support of the increasing demand from end-of-life copper-wire POTS service, one of the Company’s new services, deployed and tested throughout 2025, includes a wireless POTS replacement solution targeted at large national telecommunication service providers.

We are also focused on ongoing retail and wholesale sales of our Short Messaging Service (SMS) product, which saw continued growth from Q3 to Q4 of 2025.

We continue to keep our $5M line of credit facility open as well as actively pursuing additional credit facility options with the goal of focusing our growth efforts on our hosted services sector. The lack of our success in one or more of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Annual Report.

The Company has several pending transactions such as a Master Sales Agreement with Lingo Communication to convert their imbedded base of existing POTS lines to wireless technology and to sell new wireless solutions including primary 4G/5G and backup wireless internet products. The transaction to sell the Tempo ETC license in the amount of $4.5M, pending FCC approval. Release of the remaining Excess Transaction Escrow of $150,000 related to the sale of the IM Telecom ETC license is expected by the end of the second quarter of 2026.

In addition to the copper-wire POTS replacement program, the Company continues to pursue the launch of the Viva USA MVNO opportunity. The first 10,000 SIM cards have been purchased by and delivered to Viva for deployment. The Company has completed its pre-launch obligations; we continue to wait for launch implementation by Viva. We continue to remain optimistic that the IM Telecom health care vertical will begin to accelerate in 2026. The growth of this vertical relies on the marketing/communication efforts of our healthcare partner to inform their millions of current/eligible customers of the opportunity to obtain wireless Lifeline services.

In order to mitigate any going concern risks, the Company continues to implement broad reductions and improve efficiencies to extend and utilize cash resources in the most efficient manner possible. The aforementioned product applications and sales initiatives will require capital to expand infrastructure as sales increase. The growth of new products and the launch of the aforementioned business programs, along with the ability to raise capital, will play a significant role in our ability to continue operations without additional cost reduction measures. If necessary, we will also consider additional reductions in force, which will create more than a twelve (12) month net working capital in order to mitigate further risk.

NOTE 3 – INVENTORY

Inventories consist primarily of wireless router equipment necessary for the conversion of analog phone lines (POTS) to digital phone lines. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility and is reviewed for obsolescence and counted for accuracy with distributors. At December 31, 2025, and December 31, 2024, the Company had inventory of $272,229 and $163,063, respectively.

NOTE 4 – SIGNIFICANT TRANSACTIONS

The Company had no significant transactions as of December 31, 2025. As of December 31, 2024, as a result of the funds received from the Excess Telecom Membership Interest Purchase Agreement in 2024, the CCUR Loan entered into in 2022 and the ACP Financing facility entered into in 2023 were both paid in full.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of December 31, 2025, and 2024:

	December 31, 2025	December 31, 2024
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,402	94,552
	461,461	461,611
Less: Accumulated Depreciation	(457,008)	(446,483)
Property and equipment, net	$4,453	$15,128

Depreciation expense amounted to $10,525 and $9,056 for the years ended December 31, 2025, and 2024, respectively. Depreciation expense is included as a component of operating expenses in the accompanying statements of operations.

NOTE 6 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. The Right-of-Use Assets were $217,432 and $319,549 in 2025 and 2024, respectively.

The Company has right-of-use assets through leases of properties under non-cancelable leases. As of December 31, 2025, the Company had four (4) leased properties. Of these four (4) leases, two (2) leases expired in 2025; one (1) lease expires in 2026; and one (1) lease expires in 2030. Lease payables as of December 31, 2025, was $227,779.

Future lease liability payments under the terms of these leases are as follows:

2026	$65,967
2027	$54,000
2028	$54,000
2029	$54,000
2030	$36,000
Total	$263,967
Less Interest	$36,188
Present value of minimum lease payments	$227,779
Less Current Maturities	$51,736
Long Term Maturities	$176,043

The weighted average term of the right-to-use leases is 54.1 months recorded with a weighted average discount of 7.40%. For the year ended December 31, 2025, total lease expense was $129,056.

NOTE 7 – INTANGIBLE ASSETS (Restated)

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions:

	December 31,
	2025	2024
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	634,251	634,251
Right of Use Assets - net	217,432	319,549
Intangible Assets net	$851,683	$953,800

Amortization expense amounted to $0 and $0 for the years ended December 31, 2025, and 2024, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the license granted by the FCC, all intangible assets are fully amortized as of December 31, 2022.

Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of December 31, 2025, was $634,251, and as of December 31, 2024, was $634,251. During the first quarter of 2024, the Company entered into a Membership Interest Purchase Agreement with Excess Telecom to sell 49% of IM Telecom in consideration of the sum of $10,000,000.

NOTE 8 – LINES OF CREDIT

The Company had no lines of credit as of December 31, 2025, and December 31, 2024, respectively.

NOTE 9 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2025, and December 31, 2024, there are no such legal proceedings.

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

Regulatory Determinations

The Company had no outstanding regulatory determinations as of December 31, 2025, or December 31, 2024.

Tax Audits

In June of 2021, the Company received an audit determination and assessment from the State of Pennsylvania related to sales and use tax for the audit period of January 1, 2016, through September 30, 2019. The assessment was in the amount of $115,000, including interest and penalties calculated on sales made inside and outside Pennsylvania. The Company recorded the full amount of this assessment in 2022. The Company appealed the assessment in August 2021, and at the request of the state, provided additional information to support its appeal. The Company’s position is that Pennsylvania has no sales tax authority to levy and collect sales tax on sales made outside of Pennsylvania. The State of Pennsylvania rejected an appeal by the Company. On November 6, 2023, the Company agreed to a payment plan with the State of Pennsylvania. The Company will pay $5,500 per month, over a twenty-four (24) month period, which commenced in December 2023. As of December 31, 2025, the Company has completed the payment plan agreement.

Letters of Credit

The Company had no outstanding letters of credit as of December 31, 2025, or December 31, 2024.

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

The following table reflects the result of operations of the Company’s reportable segments:

For the year ended December 31, 2025

			Depreciation
		Operating	and	Other	Net
	Revenues	Expenses*	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$5,879,627	$6,907,934	$7,321	$-	$(1,035,628)
Mobile Services	2,573,258	2,386,409	3,204	-	183,645
Segment Total	8,452,885	9,294,343	10,525	-	(851,983)
Corporate
Administration support	-	1,795,070	-	-	(1,795,070)
Sale of subsidiary (49%)	-	-	-	-	-
Total Corporate	-	1,795,070	-	-	(1,795,070)
KonaTel, Inc.	$8,452,885	$11,089,413	$10,525	$-	$(2,647,053)

For the year ended December 31, 2024 (Restated)

			Depreciation
		Operating	and	Other	Net
	Revenues	Expenses*	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$5,581,069	$6,476,001	$8,757	$-	$(903,689)
Mobile Services	9,922,182	10,396,667	299	-	(474,784)
Segment Total	15,503,251	16,872,668	9,056	-	(1,378,473)
Corporate
Administration support	-	3,378,435	-	-	(3,378,435)
Sale of subsidiary (49%)	-	-	-	9,558,509	9,558,509
Total Corporate	-	3,378,435	-	9,558,509	6,180,074
KonaTel, Inc.	$15,503,251	$20,251,103	$9,056	$9,558,509	$4,801,601

*	Operating Expenses includes Cost of Revenue, Operating Expenses, Other Income/Expense and Income Tax Expense.

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

On September 17, 2024, the Company’s Board of Directors adopted resolutions to extend D, Sean McEwen’s expiration dates on his last two (2) 187,500 share option tranches by one (1) year, or to respectively expire at midnight on September 17, 2025, and December 17, 2025. On September 17, 2025, Mr. McEwen exercised these last two tranches of stock options.

Stock Compensation

The Company offers incentive stock option equity awards to directors and key employees. Options vest in tranches and typically expire in five (5) years. During the year ended December 31, 2025, and 2024, the Company recorded options expense of $126,578 and $992,735, respectively. The option expense not taken as of December 31, 2025, is $2,087,605, with a weighted average term of 2.06 years.

The Aggregate Intrinsic Value is based on the market value of the Company’s common stock of $0.30 on December 31, 2025.

The estimated grant date fair value of stock option grants was calculated using the Black-Scholes-Merton option-pricing model using the following assumptions:

	2025	2024
Weighted average volatility	100.44%	170.23%
Weighted average expected term (years)	5.00	5.00
Risk free interest rate	4.18%	4.54%
Expected dividend yield	—	—

The following table represents incentive stock option activity as of and for the year ended December 31, 2025:

	Number of	Weighted Average	Weighted Average	Aggregate
	Shares	Exercise Price	Remaining Life	Intrinsic Value

Options Outstanding – December 31, 2024	5,650,000	$0.78	3.80	$612,418
Granted	—	—	—	—
Exercised	550,000	0.13	—	—
Forfeited	1,605,000	—	—	—
Options Outstanding – December 31, 2025	3,495,000	0.44	1.04

Exercisable and Vested, December 31, 2025	2,181,664	0.63	1.42	(720,656)

The following table represents stock option activity as of and for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding: December 31, 2023	6,000,000	$0.75	3.69	$872,463
Granted	100,000	0.47	—	—
Exercised	450,000	0.41	—	—
Forfeited	—	—	—	—
Options Outstanding: December 31, 2024	5,650,000	$0.78	3.80	$612,418

Exercisable and Vested: December 31, 2024	54,163	$0.51	1.72	$(18,110)

In 2024, 100,000 share incentive stock options were granted to one (1) employee of the Company. During the year ended December 31, 2024, 375,000 shares were exercised by D. Sean McEwen, CEO, and 75,000 shares were exercised by one (1) independent member of the Board of Directors. During the year ended 2025, no incentive stock options were granted. During the year ended December 31, 2025, 375,000 shares were exercised by D. Sean McEwen, CEO, and 125,000 shares were exercised by two (2) independent members of the Board of Directors. 50,000 shares were exercised by one (1) former independent member of the Board of Directors. During the year ended 2025, 1,605,000 partially vested share options were forfeited by three (3) key employees of the Company. The Aggregate Intrinsic Value is based on the market value of the Company’s common stock of $0.30 on December 31, 2025.

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

The significant components of net deferred tax assets (liabilities) were as follows at December 31, 2025, and 2024:

	December 31,
	2025	2024
Net operating losses	$1,320,354	$573,726
Depreciation and amortization	(37,030)	(18,493)
Stock option expense	420,976	426,275
Valuation allowance	(1,704,300)	(981,508)
Net Deferred Tax Asset	$—	$—

As of December 31, 2025, the Company had no unrecognized tax benefits that, if recognized, would affect the Company’s effective income tax rate over the next twelve (12) months. A reconciliation of the expected income tax benefit at the U.S. Federal income tax rate to the income tax benefit actually recognized for the years ended December 31, 2025, and 2024 is set forth below:

	For the Year Ended December 31,
	2025	2025 Rate	2024	2024 Rate
Tax at statutory federal rate	$(277,274)	21.0%	$184,051	21.0%
Changes in valuation allowance	277,159	0.8%	(184,817)	0.9%
Non-deductible expenses	$115	0.1%	$766	0.1%
Benefit from income taxes	$—		$—

Due to the pretax loss, certain reconciling items as a percentage of pretax income are not meaningful and may not be comparable to prior periods.

As of December 31, 2025, the Company has a net operating loss carry-forward for U.S. federal income tax purposes of approximately ($6,287,398), which will expire in 2044. This carryforward is available to offset future taxable income, if any, and will expire, if not used, from 2037 through 2042. The utilization of the net operating loss carry-forward is dependent upon the tax laws in effect at the time the net operating loss carry-forward can be utilized and may be limited by changes in ownership control of the Company. The Company’s U.S. federal tax return, constituting the return of the major taxing jurisdictions, are subject to examination by the taxing authorities for all open years as prescribed by applicable statute. No income tax waivers have been executed that would extend the period subject to examination beyond the period prescribed by statute. The Company is no longer subject to U.S. federal tax examinations for tax years before and including December 31, 2020. During the years ended December 31, 2025, and 2024, the Company did not incur interest and penalties.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing, and except for the following, no material subsequent events have occurred:

Closure of IM Telecom’s Atmore Alabama Call Center

On January 1, 2026, IM Telecom provided notice to the landlord of its Atmore, Alabama, Call Center that it would be vacating the premises effective January 31, 2026. Seven (7) full-time employees employed at this facility were terminated as part of this closure.

So Stock Option Expiration

On April 1, 2026, 150,000 incentive stock options granted and vested to employee Jonathan So expired without being exercised.

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

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of December 31, 2025, of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

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

In evaluating the effectiveness of our internal control over financial reporting as of December 31, 2025, management used the criteria established in the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the criteria established by COSO, management (with the participation of the CEO and the CFO) determined that the internal controls over financial reporting are not effective as of December 31, 2025, and that there was a material weakness in the Company’s internal controls over financial reporting as of such date related to the aforementioned IM Telecom sale transaction.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2025.

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

ITEM 9B: OTHER INFORMATION

None.

ITEM 9C: DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None, not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Position Held	Period of Service
D. Sean McEwen	64	Chairman and CEO	Dec. - 17
Charles D. Griffin	61	President and COO	Jan. - 22
Brian R. Riffle	66	Chief Financial Officer	Dec. - 17
K. Paul LaPier	67	VP Finance & Secretary	Dec. - 24
D. Sean McEwen	64	Director	Dec. - 17
Robert Beaty	56	Director	Feb. - 18
Joshua Ploude	49	President of Apeiron Systems	Dec. - 18

*Upon the shutdown of the ACP Program on June 1, 2024, the Company effected a reduction in force of several key individuals. Multiple replacement revenue initiatives have been ongoing for some time and continue to mature. In an effort to support specific initiatives (Healthcare vertical and Viva-US), we created consulting arrangements to keep certain key employees who were executive officers of the Company or IM Telecom (B. Todd Murcer and Jason N. Welch, respectively) to maintain their expertise in our business, with the intent to rehire these individuals upon successful launch of our growth initiatives. Messrs. Murcer and Welch have been very active since the reduction in force to keep sales and operational items in place while the new programs launch, with their services being primarily related to those that encompassed their prior duties as officers.

Background and Business Experience

D. Sean McEwen

Mr. McEwen is 64 years of age and founded KonaTel Nevada in 2014, a wireless data and voice service reseller, and currently focuses his efforts exclusively on our current and planned business operations. From 2011 to 2013, Mr. McEwen consulted with multiple international Mobile virtual network operators (“MVNOs”) in the U.S., Peru, Croatia and China. From 2010 to 2011, he served as a founding board member of One Fund, a NYSE listed (NYSE: ONEF) exchange traded fund. One Fund pioneered the “ETF of ETFs” concept, and in 2011, came to the attention of Russell Investments, known for their stock indices (i.e., the Russell 2000). Russell Investments purchased One Fund in 2011. In 2008, Mr. McEwen became a member of the venture/angel investment group, Sierra Angels (www.sierraangels.com) serving on several high-tech due diligence committees and participating in early-stage funding transactions. In early 1983, he co-founded Online Data Corp. Through a series of acquisitions/mergers, this company was eventually renamed “TriTech Software Systems” (www.tritech.com) “TriTech”. From 1983 to 1990, it developed custom strategic software applications for numerous businesses, including E. F. Hutton Life Insurance, Travel Lodge Hotels, Foodmaker (Jack in the Box restaurants), AT&T, UCSD’s Scripps Institute of Oceanography and Visa’s Plus Systems national ATM network.

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

Charles D. Griffin

Mr. Griffin is 61 years of age. Prior to joining us, Mr. Griffin served as Chairman and Chief Executive Officer of Lingo Communications, a provider of IP-based Cloud voice and data solutions, following its merger with Impact Telecom, Inc. (“Impact Telecom”) in 2018. In this role, he led the successful integration of Impact Telecom into Lingo Communications (“Lingo”) under a private equity purchase and facilitated the financing of the transaction in collaboration with a private equity investor.

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

Brian R. Riffle

Mr. Riffle is 66 years of age and the founder of CFO Strategies LLC of Johnstown, Pennsylvania (“CFO Strategies”), an accounting firm and consulting firm, which he founded in May 2008. CFO Strategies has thirteen (13) employees; approximately 180 small business clients and approximately 650 tax clients. It provides consulting, CFO, accounting, bookkeeping, payroll and tax services, including: CFO for businesses; entire accounting department for businesses; temporary staffing for businesses; complete payroll processing; CFO consulting and small business start-up services; and prepares taxes for corporations, small businesses, non-profits and individuals. Mr. Riffle is the Managing Partner and has extensive experience in various industries, including: Chief Financial Officer, healthcare industry; telecommunications, security, manufacturing and non-profit industries experience; Chief Executive Officer in the financial services industry and healthcare; Assistant Controller in the retail industry; Consultant in non-profit, healthcare and event management arenas; governmental treasurer and board member for over thirty (30) years; and as a masters level college instructor at Mount Aloysius College since 1994. He is also a Certified Public Accountant (May 1987).

K. Paul LaPier

Mr. LaPier is 67 years of age and has over twenty-five (25) years of telecommunications experience working for small to medium sized companies to a Fortune 500 company with annual revenues ranging from $1 million to $23 billion. During this time, Mr. LaPier has held various senior positions in the areas of finance, accounting, taxation, billing and regulatory (government) compliance. Immediately prior to rejoining KonaTel in 2024, he served as Controller for Prosper Wireless LLC, a wireless provider in the ACP/Lifeline space from January 2022 to December 2024. Prior to Prosper Wireless, Mr. LaPier served as VP of Finance & Secretary of the Company from November 2018 to February 2022.

Prior to Mr. LaPier’s first stint with KonaTel, he served as Finance Manager-Regulatory Fees/Taxes for British Telecom Americas, Inc., from July 2016, to November 2018. Mr. LaPier served for four (4) years as President of US Connect, LLC, a regional wireless Lifeline carrier, from July 2012, to July 2016. While at US Connect, Mr. LaPier oversaw all company operations of over fifty (50) thousand lines of Lifeline service. Prior to US Connect, Mr. LaPier held various senior level finance/tax positions with several wireline and long-distance telecommunications providers such dPi Teleconnect, Sage Telecom, VarTec Telecom and Excel Telecommunications. Mr. LaPier also has over twelve (12) years of tax and finance experience in the industries of public accounting, transportation, manufacturing, and oil and gas. Mr. LaPier holds a Bachelor of Business Administration in Accounting from The University of Texas at Austin.

Robert Beaty

Mr. Beaty is 56 years of age and currently the President of AGS Construction Inc., a premier reconstruction company in the Denver metropolitan area. Previously, he was the founder and CEO of Impact Telecom, a leader in the telecommunications market, which focused on delivering flexible and effective solutions to carriers, businesses and homes. Impact Telecom is comprised of a family of brands all dedicated to innovation, affordability and execution.

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

Joshua Ploude

Mr. Ploude is 49 years old. He is the President and CEO and Co-Founder of Apeiron Systems, and since 2013, he has been responsible for defining the product vision and operational strategy for Apeiron Systems. He has worked directly with software, hardware and carrier network vendors to oversee the development of Apeiron Systems’ product set; and has also had the responsibility to work with internal software development teams to ensure Apeiron Systems’ software provides the requisite function to support product and operational initiatives.

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

Compliance with Section 16(a) of the Exchange Act

The common stock of the Company is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2025, and based upon a review of the filings contained in the Edgar Archives, all such required reports were believed to be timely filed.

Code of Ethics

We have adopted a Code of Ethics for our principal executive and financial officers. See Exhibit 14 in Part IV, Item 15, Exhibits, hereof. We anticipate that our Code of Ethics will be updated by our Board of Directors as the Board deems necessary.

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

ITEM 11: EXECUTIVE COMPENSATION

All Compensation

The following Employment Agreements of our officers and directors who served in any of these capacities during the year ended December 31, 2025, which are discussed below under the caption “Executive Compensation” in Part III, Item 11 hereof, can be accessed by Hyperlink in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below, and are incorporated herein by reference:

D. Sean McEwen-Chairman and CEO-8-K Current Report dated January 1, 2022, filed with the SEC January 14, 2022, along with the third amendment to Mr. McEwen’s Employment Agreement that is Exhibit 10.1.

Charles D. Griffin, President-8-K Current Report dated January 1, 2022, filed with the SEC January 14, 2022.

Joshua Ploude, President of Apeiron Systems-8-K Current Report dated December 31, 2018, filed with the SEC on December 31, 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
D. Sean McEwen,	2025	$158,225	$-	$-	$-	$82,500	$240,725
Chairman and CEO	2024	$239,930	$250,000	$-	$-	$68,250	$558,180
Roberty Beaty,	2025	$-	$-	$-	$-	$-	$-
Director and President, Apeiron Systems**	2024	$160,417	$-	$-	$-	$6,000	$166,417
Brian R. Riffle,	2025	$-	$-	$-	$-	$20,465	$20,465
Chief Financial Officer	2024	$-	$-	$-	$-	$20,465	$20,465
Charles D. Griffin,	2025	$147,500	$-	$-	$-	$-	$147,500
President and COO	2024	$219,645	$50,000	$-	$-	$32,000	$301,645
K. Paul LaPier,	2025	$161,000	$-	$-	$-	$-	$161,000
VP Finance & HR	2024	$6,667	$-	$-	$-	$-	$6,667
Joshua Ploude,	2025	$296,875	$-	$-	$-	$-	$296,875
CEO, Apeiron Systems	2024	$246,000	$25,000	$-	$-	$32,000	$303,000

*See the heading “Outstanding Equity Awards” below.

**Salary for Mr. Beaty includes $6,000 in Director fees and $160,417 of salary as President of Apeiron Systems. Mr Beaty resigned as President of Apeiron Systems in 2024.

D. Sean McEwen Employment Agreement

At the Effective Time of the KonaTel Merger, we entered into an Employment Agreement with Mr. McEwen for a term of two (2) years, under which he served as the Chairman, President and CEO of our Company, with customary duties applicable to these positions. After the initial term, the McEwen Employment Agreement provided that it would continue on a year-to-year basis. During the initial term (2018-2019), Mr. McEwen received the following compensation under his Employment Agreement: $1,000 per month base salary; and inclusion in our healthcare plan for employees, including medical, dental and vision, which coverage also includes his spouse. Effective January 1, 2020, McEwen’s Employment Agreement was amended to adjust his monthly base salary to $16,667, including a monthly bonus program tied to a percentage of EBITDA. Effective January 1, 2022, McEwen’s Employment Agreement was amended a second time to adjust his monthly base salary to $22,917, including a twenty-four (24) month severance compensation package equal to his then current base salary, together with any accrued and untaken vacation, in the event any employment departure is not “for cause” as defined in the McEwen Employment Agreement. Additionally, at the time of the second amendment to his Employment Agreement, Mr. McEwen resigned as President of the Company to allow for Charles D. Griffin to assume the role of President and COO of the Company. Mr. McEwen remains as Chairman of the Board and CEO of the Company. Mr. McEwen never claimed the “percentage of EBITDA” bonus program provision of his Employment Agreement; accordingly, effective April 12, 2022, Mr. McEwen suggested, and the Board of Directors agreed, to a third amendment of his Employment Agreement thereby eliminating the percentage of EBITDA bonus provision. Mr. McEwen volunteered this third amendment to his Employment Agreement without receipt of any current or future consideration, and all other terms and conditions of the McEwen Employment Agreement along with its three amendments remain the same. The third amendment to Mr. McEwen’s Employment Agreement, Exhibit 10.1, in Section 9 – Financial Statements and Exhibits, Item 9.01, Part IV, Item 15, below. This summary is modified in its entirety by this reference.

Charles D. Griffin Employment Agreement

The Griffin Employment Agreement covers customary duties performed by persons serving in the capacities of President and COO, and Mr. Griffin, with the guidance of Mr. McEwen, our Chairman and CEO, will assist in the management and leadership of the Company and is accountable to our CEO; he will also act as a liaison between the Company, our subsidiaries and our CEO. A complete description of his duties is contained in Exhibit A of the Griffin Employment Agreement, which provides, among other customary terms and provisions: (i) a monthly base salary of $20,833, along with inclusion in our healthcare plan for employees and spouse, including medical, dental and vision coverage, effective January 1, 2022, and termination can occur on thirty (30) days’ notice by either party; (ii) customary trade secret, non-competition and dispute resolution provisions, among other provisions; and (iii) he shall be paid a twelve (12) month severance compensation package equal to his then current base salary, together with any accrued and untaken vacation, in the event any employment departure is not “for cause” as defined in the Griffin Employment Agreement. This summary is modified in its entirety by this reference.

The Employment Agreement has customary termination, trade secret and dispute resolution clauses, among others.

Joshua Ploude Employment Agreement

Effective December 31, 2018, Apeiron and Mr. Ploude executed and delivered a 36-month Employment Agreement under which Mr. Ploude continues to serve as the Chief Executive Officer of Apeiron, with the attendant duties and responsibilities outlined in his Employment Agreement, at a monthly salary of $16,667 (the “Ploude Employment Agreement”). On September 1, 2021, Mr. Ploude’s monthly salary was increased to $20,883. The Ploude Employment Agreement has customary provisions regarding trade secrets; a one (1) year covenant not to compete; confidentiality; Apeiron’s continued ownership of intellectual property; a duty to cooperate; free, fully-paid licensing to Apeiron of inventions created by Mr. Ploude that he provides or incorporates into any Employer product or system during his employment with Apeiron; and an assignment of Mr. Ploude’s interest in all relevant intellectual property utilized by Apeiron, among other terms and conditions. This summary is modified in its entirety by this reference.

(This space intentionally left blank.)

Securities Authorized for Issuance under Equity Compensation Plans

Outstanding Equity Awards

The following table represents 3,505,000 options granted, with 2,075,000 exercised, and 2,268,000 options still available to be granted under the 7,848,120 shares reserved for issuance under the Company’s 2018 Incentive Stock Option Plan.

Name	Option Awards					Stock Awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) not exercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards; number of unearned shares, units or other rights that have not vested (3)	Equity incentive plan awards; market or payout value of unearned shares, united or other rights that have not vested
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert Beaty	25,000	0		$0.6600	(1)	0		0
Robert Beaty	25,000	0		$0.9400	(1)	0		0
Robert Beaty	25,000	0		$1.9300	(1)	0		0
Robert Beaty	25,000	0		$1.1400	(1)	0		0
Robert Beaty	25,000	0		$1.0100	(1)	0		0
Robert Beaty	25,000	0		$1.9100	(1)	0		0
Robert Beaty	25,000	0		$1.3200	(1)	0		0
Robert Beaty	50,000	0		$0.8100	(1)	0		0
Robert Beaty	25,000	0		$0.8700	(1)	0		0
Robert Beaty	33,333	0		$0.4100	(1)	0		0
Robert Beaty	33,333	0		$0.4100	(1)	0		0
Robert Beaty	33,334	0		$0.4100	(1)	0		0
Robert Beaty	216,666	0		$0.4100	(1)	0		0
Robert Beaty	216,667	0		$0.4100	(1)	0		0
Robert Beaty	216,667	0		$0.4100	(1)	0		0
Jonathan So	150,000	0		$0.3200	(2)	0		0
Edward Archuleta	30,000	0		$0.7300	(3)	0		0
Edward Archuleta	13,333	6,667		$0.8500	(3)	0		0
Charles D. Griffin	1,466,666	183,334		$0.4100	(4)	0		0
John Shadek, Esq.	60,000	0		$0.8900	(5)	0		0
August Gatto	20,000	10,000		$0.3700	(6)	0		0
Matthew Zanger	20,000	10,000		$0.3700	(6)	0		0
Joshua Holbay	50,000	25,000		$0.8500	(6)	0		0
Ben Holmes	33,333	16,667		$0.8500	(6)	0		0
Noah Griffin	20,000	10,000		$0.3700	(6)	0		0
Stacey Carmel	33,333	16,667		$0.8500	(7)	0		0
John Heathcock	33,333	16,667		$0.3700	(7)	0		0
David Chui	33,333	66,667		$0.6300	(8)	0		0

(1)	As part of his designation as director, Mr. Beaty was granted quarterly stock option grants to purchase 25,000 shares of our common stock commencing February 12, 2018, with the shares being valued at 110% of the fair market value or the closing price of our common stock on the date of the grant for the first year, and thereafter at 110% of the fair market value or the closing price of our common stock on the quarterly date of vesting for any other remaining quarters of service as a director. The first quarterly grants of 25,000 (100,000 total) were all granted at the same exercise price of $0.33. On February 9, 2023, Mr. Beaty exercised his first option grants of 100,000 options by conveying to the Company 44,686 unencumbered shares of the Company’s common stock that he had acquired in an unrelated private transaction in 2020. On May 10, 2024, Mr. Beaty exercised 25,000 option grants by conveying to the Company 7,028 unencumbered shares of the Company’s common stock. On August 9, 2024, Mr. Beaty exercised 25,000 option grants by conveying to the Company 8,709 unencumbered shares of the Company’s common stock. On November 11, 2024, Mr. Beaty exercised 25,000 option grants by conveying to the Company 10,587 unencumbered shares of the Company’s common stock. On February 11, 2025, Mr. Beaty exercised 25,000 option grants by conveying to the Company 13,934 unencumbered shares of the Company’s common stock. On February 11, 2025, Mr. Beaty exercised 25,000 option grants by conveying to the Company 13,934 unencumbered shares of the Company’s common stock. On August 11, 2025, Mr. Beaty exercised 25,000 option grants by conveying to the Company 10,388 unencumbered shares of the Company’s common stock. On November 11, 2025, Mr. Beaty exercised 25,000 option grants by conveying to the Company 5,600 unencumbered shares of the Company’s common stock. The remaining options expire at the earlier of five (5) years from the date grant or one (1) year from termination or resignation as a director. On November 29, 2023, Mr. Beaty was granted an additional 100,000 stock options, which vest 33,333 shares on November 29, 2024, 33,333 on November 29, 2025, and 33,334 on November 29, 2025; and they also expire at the earlier of five (5) years from the date of grant or one (1) year from termination or resignation as a director. Also, on November 29, 2023, Mr. Beaty was granted an additional 650,000 stock options, with one-third (1/3rd) of these options vesting per year, conditioned on Apeiron Systems having been provided 100,000 simultaneous cellular customers by VIVA-US Telecommunications, Inc. (“VIVA”) under Apeiron’s “Mobile Reseller Agreement” with VIVA dated November 10, 2023, and with VIVA being fully paid and current with all outstanding amounts owed to Apeiron, within one (1) year of the date of grant and with at least 100,000 of such simultaneous customer cellular contracts then being in full force and effect, or the grant of the ISO’s shall expire. These options expire November 29, 2029.

(2)	These options were granted on April 1, 2021, and vest 50,000 shares on April 1, 2022; 50,000 shares on April 1, 2023; and 50,000 shares on April 1, 2024; and they expire on the earlier of April 1, 2026, or ninety (90) days from resignation or termination of employment.

(3)	These options were granted on May 17, 2021, and vest 10,000 shares on May 17, 2022; 10,000 shares on May 17, 2023; and 10,000 shares on May 17, 2024; and they expire on the earlier of May 17, 2026, or ninety (90) days from resignation or termination of employment. On November 29, 2023, Mr. Archuleta was granted an additional 20,000 stock options, with 6,666 vesting on November 29, 2024, and 6,667 vesting on November 29, 2025, and 6,667 vesting on November 29, 2026. These options expire on the earlier of November 29, 2028, or ninety (90) days from resignation or termination of employment.

(4)	These options were granted on July 6, 2021, and vest 275,000 shares on January 7, 2023; 275,000 shares on January 7, 2024; 275,000 shares on January 7, 2025; and 275,000 shares on January 7, 2026; and they expire on January 7, 2027, or ninety (90) days from resignation or termination of employment. Mr. Griffin was granted an additional 550,000 options on November 29, 2023, and vest 183,333 shares on November 29, 2024, 183,333 on November 29, 2025, and 183,334 on November 29, 2025; and they expire on the earlier of November 29, 2028, or ninety (90) days from resignation or termination of employment.

(5)	These options were granted on July 17, 2023, and all 60,000 shares vested July 17, 2023; and they expire on the earlier of July 17, 2028, or ninety (90) days from resignation or termination of his position as a consulting attorney to the Company.

(6)	These options were granted on November 29, 2023, and vest one third on November 29, 2024, on third on November 29, 2025, and one third on November 29, 2026; and they expire on the earlier of November 29, 2028, or ninety (90) days from resignation or termination of employment.

(7)	These options were granted on November 29, 2023, and vest one third on November 29, 2024, on third on November 29, 2025, and one third on November 29, 2026; and they expire on the earlier of November 29, 2028, or ninety (90) days from resignation or termination of employment. With the execution of the First Omnibus Agreement between the Company and Excess Telecom, which was effective on September 19, 2025, on October 13, 2025, but effective as of September 19, 2025, the Board of Directors of the Company adopted resolutions providing that the incentive stock options of any employees whose service will or may be transferred from KonaTel to IM Telecom shall remain valid and exercisable in accordance with the terms of their respective ISO Agreements, without exception and regardless of when the Final Closing of the Excess Telecom Membership Purchase Agreement is completed.

(8)	These options were granted on March 27, 2024, and 33,333 shares vest on March 27, 2025, 33,333 shares vest on March 27, 2026, and 33,334 shares vest on March 27, 2027; and they expire on the earlier of March 27, 2029, or ninety (90) days from resignation or termination of employment.

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

Security Ownership of Beneficial Owners

Name and Address*	Title of	Amount and Nature of Beneficial	Percent of
of Beneficial Owner	Class	Ownership (1) & (2)	Class (1) & (2)
D. Sean McEwen	Common	16,934,262	36.85%
Joshua Ploude	Common	6,300,000	13.71%

Security Ownership of Officers and Directors

Name and Address*	Title of	Amount and Nature of Beneficial	Percent of
of Officer or Director	Class	Ownership (1) & (2)	Class (1) & (2)
D. Sean McEwen	Common	16,934,262	36.85%
Charles D. Griffin	Common	1,466,666	3.19%
Brian R. Riffle	Common	0	0.00%
K. Paul LaPier	Common	300,000	0.65%
Robert Beaty	Common	707,400	1.55%
Joshua Ploude	Common	6,300,000	13.71%
All Officers and Directors as a Group	Common	25,708,328	55.94%

*The Company’s principal executive office address is on the cover page.

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

(2) Based on 43,979,064 currently issued and outstanding shares of common stock as of March 31, 2026, together with 1,974,998 vested incentive stock options, comprised of, 508,332 for Robert Beaty, and 1,466,666 for Charles D. Griffin, for a total of 45,954,062 issued (or issuable with respect to such options within sixty [60] days) and outstanding shares of common stock, as of the filing of this Annual Report. SEC Rule 13d-3 generally provides that management’s beneficial ownership of securities includes any such security that can be acquired within sixty (60) days. Accordingly, any securities not outstanding, which are subject to such options, warrants or conversion privileges and exercisable within sixty (60) days, are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person, and are not treated as outstanding for the purpose of computing the percentage of the class owned by any such person.

Changes in Control

There are no additional present arrangements or pledges of our securities which may result in a change in control of the Company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Transactions with Shareholders

None.

Transactions with CFO Strategies LLC

Brian R. Riffle, the CFO of the Company, is the Managing Partner of CFO Strategies, LLC. During the years ended December 31, 2025, and December 31, 2024, respectively, payments of $20,465 were made to CFO Strategies LLC as compensation for the CFO services of Mr. Riffle.

Promoters and Certain Control Persons

See the heading “Transactions with Related Persons” of this Item above, and Part III, Item 12 hereof for identification of control persons.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Marketplace Rule 4200(a)(15), which states that “Independent director” means “a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” As of December 31, 2025, only Robert Beaty and Jeffrey Pearl came within any of the exceptions to this definition regarding: being or having been an executive officer; having an employee-employer relationship with us; having received compensation from us in an amount in excess of $100,000; and having certain relationships with us, in the case of membership of a director on an audit committee, including applicable family relationships.

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants, Haynie & Company, CPAs, during the years ended December 31, 2025, and 2024, respectively:

Fee Category	2025	2024
Audit Fees	$108,172	$103,016
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$108,172	$103,016

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

(a)(3)

Exhibits. The following exhibits are filed as part of this Annual Report:

(a) Exhibits.

Exhibit Number	Description of Exhibit	Filing

3(i)	Amended and Restated Certificate of Incorporation	Filed with the Form 8-K dated February 7, 2018, and filed with the SEC on February 12, 2018.
3(ii)	Amended and Restated Bylaws	Filed with the Form S-8 filed with the SEC on December 8, 2023, and incorporated herein by reference.
4	Description of the Company’s Securities	Filed with the Form 10-K for December 31, 2022, and filed with the SEC on April 17, 2023.
10.1	Third Amended Employment Agreement with D. Sean McEwen	Filed with the Form 8-K dated January 1, 2022, and filed with the SEC on January 14, 2022.
10.2	Charles D. Griffin Employment Agreement	Filed with the Form 8-K dated January 1, 2022, and filed with the SEC on January 14, 2022.
10.3	Joshua Ploude Employment Agreement	Filed with the Form 8-K dated December 31, 2018, and filed with the SEC on December 31, 2018.
14	Code of Ethics	Filed with the Form 8-K/A filed on December 20, 2017, and incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.1	Insider Trading Policy (as amended)	Filed with the Form 10-Q for September 30, 2024, and filed with the SEC on November 14, 2024.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibits incorporated by reference:

8-K Current Report dated June 14, 2022 (“CCUR Loan”), and filed with the SEC on June 21, 2022

8-KA Current Report dated June 14, 2022 (“CCUR Loan”), and filed with the SEC on June 7, 2023

8-K Current Report dated April 6, 2023 (“Insight Mobile Assignment”) and filed with the SEC on April 17, 2023

8-K Current Report dated December 18, 2023 (“ACP Financing Installment Sale Agreement”), filed with the SEC on December 22, 2023.

8-K Current Report dated January 22, 2024 (“Excess Telecom Membership Purchase Agreement and Transaction Documents”), filed with the SEC on January 30, 2024.

8-KA-1 Current Report dated January 22, 2024 (“Excess Telecom Membership Purchase Agreement Transaction Documents,” as amended), filed with the SEC on March 10, 2025.

8-KA-2 Current Report dated January 22, 2024 (“Excess Telecom Membership Purchase Agreement Transaction Documents,” as amended), filed with the SEC on September 30, 2025.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	April 16, 2026	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, CEO and Director

Date:	April 16, 2026	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	April 16, 2026	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman, CEO and a Director

Date:	April 16, 2026	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

Date:	April 16, 2026	By:	/s/ Robert Beaty
Robert Beaty
Director

