Form 10-Q
period 2026-03-31
KonaTel, Inc.
filed 2026-05-20
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission File No. 001-10171

KonaTel, Inc.

(Exact name of the issuer as specified in its charter)

Delaware	80-0973608
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer I.D. No.)

500 N. Central Expressway, Ste. 500

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	43,979,064 shares
Class	Outstanding as of May 15, 2026

References

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named “Dala Petroleum Corp.,” which is the Registrant; and our wholly owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), and Apeiron Systems, Inc., a Nevada corporation doing business as Apeiron (“Apeiron” or “Apeiron Systems”); and our 51% interest in IM Telecom, LLC, an Oklahoma limited liability company doing business as Infiniti Mobile, is referenced herein as “IM Telecom” or “Infiniti Mobile.”

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including the “Risk Factors” enumerated in “Part I, Item IA. Risk Factors” of our 10-K Annual Report for the year ended December 31, 2025 (the “2025 10-K”), filed with the SEC on April 16, 2025, which Risk Factors commence on page ten (10) thereof. A copy of the 2025 10-K is attached hereto by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Documents Incorporated by Reference

See Part II-Other Information, in Item 6, Exhibits, hereof.

2

KONATEL, INC.

FORM 10-Q

March 31, 2026

3

PART I - FINANCIAL STATEMENTS

March 31, 2026

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and Cash Equivalents	$665,068	$704,867
Accounts Receivable, Net	142,884	284,167
Inventory, Net	216,096	187,339
Prepaid Expenses	92,547	109,442
Other Current Assets	15,063	15,063
Total Current Assets	1,131,658	1,300,878

Property and Equipment, Net	96,024	89,343

Other Assets
Intangible Assets, Net	634,251	634,251
Right of Use Asset	200,463	217,432
Notes Receivable	150,000	150,000
Other Assets	74,075	72,375
Total Other Assets	1,058,789	1,074,058
Total Assets	$2,286,471	$2,464,279

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,700,495	$1,668,244
Right of Use Operating Lease Obligation - Current	39,926	51,736
Income Tax Payable	184,051	184,051
Total Current Liabilities	1,924,472	1,904,031

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	165,779	176,043
Total Long Term Liabilities	165,779	176,043
Total Liabilities	2,090,251	2,080,074
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.001 par value, 50,000,000 shares authorized 43,979,064 outstanding and issued at March 31, 2026 and 43,979,064 outstanding and issued at December 31, 2025	43,979	43,979
Additional Paid In Capital	10,518,974	10,424,369
Accumulated Deficit	(10,366,733)	(10,084,143)
Total Stockholders’ Equity	196,220	384,205
Total Liabilities and Stockholders’ Equity	$2,286,471	$2,464,279

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$1,905,062	$2,168,714
Cost of Revenue	1,099,458	1,516,821
Gross Profit	805,604	651,893

Operating Expenses
Payroll and Related Expenses	601,643	871,362
Stock Option Expense	94,605	239,337
Operating and Maintenance	1,968	1,421
Credit Loss	19,503	-
Professional and Other Expenses	83,942	157,431
Utilities and Facilities	29,798	46,411
Depreciation and Amortization	8,519	782
General and Administrative	36,463	49,986
Marketing and Advertising	2,391	5,085
Application Development Costs	149,022	178,529
Taxes and Insurance	58,965	31,194
Total Operating Expenses	1,086,819	1,581,538

Operating Loss	(281,215)	(929,645)

Other Income and Expense
Interest Expense	(4,166)	(576)
Other Income, net	2,791	12,693
Total Other Income	(1,375)	12,117

Loss Before Income Taxes	(282,590)	(917,528)

Income Tax Expense	-	-

Net Loss	$(282,590)	$(917,528)

Loss per Share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)
Weighted Average Outstanding Shares
Basic	43,979,064	43,526,417
Diluted	43,979,064	43,526,417

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

for the periods ended March 31, 2026, and March 31, 2025 (Restated)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of January 1, 2026	43,979,064	$43,979	$10,424,369	$(10,084,143)	$384,205
Exercised Stock Options	-	-	-	-	-
Stock Based Compensation	-	-	94,605	-	94,605
Net Loss	-	-	-	(282,590)	(282,590)
Balances as of March 31, 2026	43,979,064	$43,979	$10,518,974	$(10,366,733)	$196,220

	Common Shares		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of January 1, 2025	43,503,658	$43,504	$10,215,767	$(7,437,090)	$2,822,181
Exercised Stock Options	22,759	23	(23)	-	-
Stock Based Compensation	-	-	239,337	-	239,337
Net Loss	-	-	-	(917,528)	(917,528)
Balances as of March 31, 2025	43,526,417	$43,527	$10,455,081	$(8,354,618)	$2,143,990

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(282,590)	$(917,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and Amortization	8,519	782
Credit Loss	19,503	-
Stock-based Compensation	94,605	239,337
Change in Right of Use Asset	16,969	32,204
Change in Lease Liability	(22,074)	(33,186)
Changes in Operating Assets and Liabilities:
Accounts Receivable	121,781	969,550
Inventory	(28,757)	14,331
Change in POTS Consigned Equipment	(15,051)	-
Prepaid Expenses	15,194	(20,285)
Accounts Payable and Accrued Expenses	32,251	(16,168)
Net cash used in / provided by operating activities	(39,650)	269,037

Cash Flows from Investing Activities
Sale of Office Equipment	(149)	-
Notes Receivable	-	150,000
Net cash provided by (used in) investing activities	(149)	150,000

Cash Flows from Financing Activities
Net cash used in financing activities	-	-

Net Change in Cash	(39,799)	419,037
Cash - Beginning of Year	704,867	1,679,345
Cash - End of Period	$665,068	$2,098,382

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

On January 22, 2024 (the “Effective Date”), KonaTel and IM Telecom entered into a Membership Interest Purchase Agreement (the “Excess Telecom Membership Purchase Agreement”) with Excess Telecom, Inc., a Nevada corporation (“Excess Telecom”), pursuant to which KonaTel conveyed 49% of its Membership Interest in IM Telecom to Excess Telecom on the “Initial Closing Date” in consideration of the sum of $10,000,000, and if approved by the FCC, would convey the remaining 51% of the Membership Interest in IM Telecom to Excess Telecom for the sum of $100 on the “Final Closing.” If not approved by the FCC, KonaTel shall retain 51% of IM Telecom; Excess Telecom shall retain 49% of IM Telecom; and KonaTel shall have no obligation to refund any portion of the funds paid by Excess Telecom to KonaTel. In the furtherance of this process, certain of the initial Transaction Documents have been restated by signature dated March 4, 2025, but effective as of the date or dates set forth at the beginning of each of the referenced Transaction Documents. See Part II-Other Information, in Item 6, Exhibits, hereof, for additional information in the Hyperlinked and referenced Current Reports related to the Excess Telecom Membership Purchase Agreement and Transaction Documents.

On September 19, 2025, KonaTel and Excess Telecom executed a First Omnibus Amendment to Transaction Documents (the “First Omnibus Agreement”) and a Third Amended and Restated Operating Agreement of IM Telecom (the “Amended Operating Agreement”). The First Omnibus Amendment was executed to create IM Telecom as a standalone partnership entity owned 51% by KonaTel and 49% by Excess Telecom, and the parties withdrew the application for FCC approval. For KonaTel’s part, this entity change included transferring certain employees previously working for IM Telecom on KonaTel’s payroll to the new entity. As agreed by KonaTel and Excess Telecom, effective October 1, 2025, all combined net income of IM Telecom will be reported for federal income tax purposes as a partnership (Form 1065), and KonaTel will continue to receive distributions based upon a new Distribution Agreement for compensation from its sales under IM Telecom’s vertical sales channels, including all new sales stemming from our new healthcare vertical partnership as originally agreed. The Management Agreement originally signed on the Initial Closing date of January 22, 2024, has been terminated and is of no further force or effect and all ongoing business operations with continue under the “new” IM Telecom entity. The First Omnibus Agreement facilitated the payment of $700,000 to KonaTel from the remaining note receivable from Excess Telecom from the Initial Closing Date, and currently, there is a $150,000 note receivable due KonaTel from Excess Telecom under the Transaction Documents. See our 8-KA-2 Current Report dated January 22, 2024, filed with the SEC on September 30, 2025, which is Hyperlinked in Part II-Other Information, in Item 6, Exhibits, hereof,

KonaTel and IM Telecom are headquartered in Plano, Texas where certain executive and finance resources are staffed. Apeiron Systems is headquartered in Johnstown, Pennsylvania, where it has customer service and software engineering resources staff. Additional development resources are staffed out of Los Angeles, CA, as well as in Europe and Asia.

As of March 31, 2026, KonaTel has four (4) full-time employees and Apeiron Systems has thirteen (13) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, provided through Apeiron Systems and IM Telecom, include our CPaaS suite of services (“SIP/VoIP, SMS/MMS” and “POTS Replacement”), wholesale and retail mobile voice and mobile data IoT services and wholesale voice termination services. Except for our ETC Lifeline services distributed in partnership with Excess Telecom in up to forty (40) states/territories and our ACP services, which until termination of the ACP Program on June 1, 2024, had been distributed in the fifty (50) states, as well as Washington D.C. and Puerto Rico; our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

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

Basis of Presentation

Interim Financial Statements

The accompanying unaudited condensed interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with audited financial statements of the Company for the year ended December 31, 2025.

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

Reclassifications

Certain reclassifications between inventory and property and equipment have been made to the financial statements for the year ended December 31, 2025, to conform to the financial presentation for the quarter ended March 31, 2026. These reclassifications had no effect on the net loss or cash flows as previously reported.

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three months ended March 31, 2026 is not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of March 31, 2026, there were potentially 2,616,667 dilutive shares.

The following table reconciles the shares outstanding and net income used in the computations of both basic and diluted earnings per share of common stockholders:

	Years Ended March 31,
	2026	2025
Numerator
Net Loss	$(282,590)	$(917,528)

Denominator
Weighted-average common shares outstanding	43,979,064	43,526,417
Dilutive impact of stock options	-	-
Weighted-average common shares outstanding, diluted	43,979,064	43,526,417

Net loss per common share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2026, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amount of $56,227 or 27.4%, 29,648 or 14.4%, and $23,085 or 11.2%. As of March 31, 2025, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $281,661 or 49.8%, and $101,223 or 17.9%. It should be noted that the largest customer was the California Public Utilities Commission (“CPUC”).

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended March 31, 2026, the Company had three (3) customers that accounted for $710,687 or 38.1% and $270,414 or 14.5% and $236,783 or 12.7% of revenue, respectively. For the three (3) months ended March 31, 2025, the Company had three (3) customers that accounted for $683,635 or 31.4% and $281,661 or 12.9% and $275,162 or 12.6% of revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company will prospectively adopt Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) effective with our annual 2027 10-K filing and interim reporting periods effective with our interim report for the quarter ended March 31, 2028. Accordingly, prior-period disclosures will not be made.

Going Concern

For the three (3) months ended March 31, 2026, the Company generated net loss of ($282,590), compared to a net loss for the three (3) months ended March 31, 2025, of ($917,528). The accumulated deficit as of March 31, 2026, is ($10,366,733).

Effective with the creation of the First Omnibus Agreement between KonaTel and Excess Telecom, under “the Annual Plan,” on October 1, 2025, IM Telecom began to operate as a standalone entity with employees not shared by KonaTel; and KonaTel will continue to receive distributions based upon a new Distribution Agreement for compensation from its sales only under the IM Telecom’s vertical sales channel, including all new sales stemming from our new healthcare vertical partnership as originally agreed. In addition, during 2025, the Company began to refocus its sales efforts on the Hosted Services solutions segment operated by its subsidiary, Apeiron Systems. While KonaTel will continue to receive monthly distributions from the IM Telecom partnership, our focus is now on growing on growing our Hosted Services offerings, which enjoy substantially higher margins and substantially lower customer churn characteristics.

One Hosted Services offering in particular, is the replacement of copper-wire Plain Old Telephone Service (“POTS”) analog phone lines. Based upon data from the FCC, it is estimated there are approximately 22 million commercial (i.e., used in commercial operations) copper-wire POTS analog phone lines. These lines are scheduled to be phased out (terminated) across the United States by the end of the decade. So, in support of the increasing demand from end-of-life copper-wire POTS service providers, one of the Company’s new services, deployed and tested throughout 2025 and the first quarter of 2026, includes a wireless POTS replacement solution targeted at large national telecommunication service providers. Our primary sales efforts over the next four (4) years will be focused on this project.

We are also focused on ongoing retail and wholesale sales of our Short Messaging Service (“SMS”) product, which saw continued growth through Q1 of 2026.

In addition to the copper-wire POTS replacement program, the Company continues to pursue the launch of the Viva USA MVNO opportunity. The first 10,000 SIM cards have been purchased by and delivered to Viva for deployment. The Company has completed its pre-launch obligations; we continue to wait for launch implementation by Viva. We continue to remain optimistic that the IM Telecom healthcare vertical will begin to accelerate in 2026. The growth of this vertical relies on the marketing/communication efforts of our healthcare partner to inform millions of current/eligible customers of the opportunity to obtain wireless Lifeline services.

We continue to pursue additional financing opportunities to grow the aforementioned initiatives at higher growth rates than we are currently experiencing. The lack of our success in this effort as well as any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Quarterly report.

NOTE 2 – INVENTORY

Inventory primarily consists of sim cards, cell phones, and tablets, which are stored at our warehouse, or have been delivered to distributors in the field. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility and is reviewed for obsolescence and counted for accuracy with distributors. At March 31, 2026, and December 31, 2025, the Company had inventory of $216,096 and $187,339, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,402
Consigned Equipment	99,941	84,900
	$561,552	$546,361
Less: Accumulated Depreciation	(465,528)	(457,018)
Property and equipment, net	$96,024	$89,343

Depreciation related to Property and Equipment amounted to $8,519 and $782 for the three (3) months ended March 31, 2026, and 2025, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rate of 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through a lease of a property under a non-cancelable lease. As of March 31, 2026, the Company had one (1) property with lease terms in excess of one (1) year. This one (1) lease expires in 2030. Lease payables as of March 31, 2026, total $205,703.

Future lease liability payments under the terms of these leases are as follows:

2026	$54,000
2027	54,000
2028	54,000
2029	54,000
2030	36,000
Total	252,000
Less Interest	46,295
Present value of minimum lease payments	205,705
Less Current Maturities	39,926
Long Term Maturities	$165,779

The weighted average term of the Right-to-Use lease is 53.0 months recorded with a weighted average discount of 7.5%. Total lease expense for the three (3) months ended March 31, 2026, and 2025, was $22,773 and $33,894, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of Lifeline licenses granted by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of March 31, 2026, and December 31, 2025, was $634,251.

	March 31, 2026	December 31, 2025
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	634,251	634,251
Right of Use Assets - net	200,463	217,432
Intangible Assets net	$834,714	$851,683

Amortization expense amounted to $0, and $0 for the three (3) months ended March 31, 2026, and 2025, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the Lifeline license granted by the FCC, all intangible assets were fully amortized as of December 31, 2021.

NOTE 6 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of March 31, 2026, there are no ongoing legal proceedings.

Contract Contingencies

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Tax Audits

On December 13, 2018, the Company received a Notice of Assessment from the Pennsylvania Bureau of Corporation Tax regarding a state Gross Receipt Mobile Telecomm tax liability. The amount of the original assessment was $217,899. The Company initially appealed this assessment in April 2019 on the grounds that the gross receipts tax was being incorrectly apportioned to Pennsylvania. This tax assessment remains under appeal, and counsel has been retained to close the appeal process. Although we maintain that this tax liability is incorrect, we have maintained an accrued liability of $268,456 since December 2023.

Letters of Credit

The Company had no outstanding letters of credit as of March 31, 2026.

NOTE 7 – SEGMENT REPORTING

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (ASU 2023-07). Beginning with our 2024 annual reporting, we adopted ASU No. 2023-07, which requires that a public entity disclose, on an interim and annual basis, significant segment expense categories and amounts that are regularly provided to its chief operating decision maker (“CODM”) and included in each reported measure of segment profit or loss. An entity must also disclose, by reportable segment, the amount and composition of other expenses. The standard requires an entity to disclose the title and position of its CODM and explain how the CODM uses these reported measures in assessing segment performance and determining how to allocate resources.

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

Mobile Services – Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through Apeiron Systems and IM Telecom. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment are the distributions received from the IM Telecom partnership.

Three Months ended March 31, 2026
			Depreciation		Net
			and	Other	Income
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$1,377,029	$1,562,061	$6,158	$-	$(191,190)
Mobile Services	528,033	136,417	2,361	-	389,255
Segment Total	1,905,062	1,698,478	8,519	-	198,065
Corporate
Parent administration support	-	480,655	-	-	(480,655)
Gain on sale of subsidiary	-	-	-	-	-
Total Corporate	-	480,655	-	-	(480,655)
KonaTel, Inc.	$1,905,062	$2,179,133	$8,519	$-	$(282,590)

Three Months ended March 31, 2025
			Depreciation		Net
			and	Other	Income
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$1,429,323	$1,594,453	$516	$-	$(165,646)
Mobile Services	739,391	842,063	266		(102,938)
Segment Total	2,168,714	2,436,516	782	-	(268,584)
Corporate
Parent administration support	-	648,944	-	-	(648,944)
Gain on sale of subsidiary	-	-	-	-	-
Total Corporate	-	648,944	-	-	(648,944)
KonaTel, Inc.	$2,168,714	$3,085,460	$782	$-	$(917,528)

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Compensation

The Company offers incentive stock option grants to directors and key employees. Options vest in tranches and typically expire five (5) years from the date of grant. For the three months ended March 31, 2026, and 2025, the Company recorded options expense of $94,605 and $239,337, respectively. The option expense not taken as of March 31, 2026, is $2,087,605, with a weighted average term of 1.85 years.

The following table represents stock option activity as of and for the three (3) months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value

Options Outstanding – December 31, 2025	3,495,000	$0.44	1.04	$-
Granted	-	-		-
Exercised	-	-		-
Forfeited	-	-		-
Options Outstanding – March 31, 2026	3,495,000	$0.44	0.78	$-

Exercisable and Vested, March 31, 2026	2,214,997	$0.63	1.18	$-

The aggregate intrinsic value for options outstanding as of March 31, 2026, is not calculated because the closing stock price on March 31, 2026, is less than the weighted average exercise price of outstanding options on that date.

NOTE 9 – SUBSEQUENT EVENTS

Below are events that have occurred since March 31, 2026:

Change in Plano Headquarters Suite Address

Effective May 1, 2026, the headquarters address for the Company changed from 500 N Central Expressway, Ste. 202, Plano, TX 75074 to 500 N Central Expressway, Ste. 500, Plano, TX 75074.

Beaty Stock Option Expiration

At midnight on May 11, 2026, 25,000 incentive stock options granted and vested to director Robert Beaty expired without being exercised.

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

Results of Operations

In the quarter ended March 31, 2026, Hosted Services (“CPaaS services”) accounted for approximately 74% of total Company revenue, and Mobile Services accounted for approximately 26% of Company revenue. While the Mobile Services segment does include distributions from our IM Telecom partnership, management continues to prioritize its growth initiatives within the Company’s Hosted Services segment as we focus our efforts on new sales opportunities with our expanded short-code messaging (“SMS”) service, which has doubled in revenue over the past twelve (12) months, and our newly released wholesale POTS service currently provided to regional carriers and resellers who, as of the end of this quarter, have activated approximately 800 POTS lines during our initial deployment period, and a health care related initiative within our Mobile Services segment.

Comparison of the three (3) months ended March 31, 2026, to the three (3) months ended March 31, 2025

For the three (3) months ended March 31, 2026, we had $1,905,062 in revenues from operations compared to $2,168,714 for the three (3) months ended March 31, 2025, for a total revenue decrease of $263,653. The decrease in revenue was primarily due to fewer activations and a lower revenue-per-user for each activation from our Mobile Services Segment. The Company continues to explore new revenue streams such as delivery of mobile services through certain health care initiatives and hosted services partnerships.

For the three (3) months ended March 31, 2026, our cost of revenue was $1,099,458 compared to $1,516,821 in the three (3) months ended March 31, 2025, for a cost of revenue decrease of $417,363. Our cost of revenue decrease was primarily a result of a decrease in sales compensation and device costs related to fewer Lifeline activations during the three (3) months ended March 31, 2026.

For the three (3) months ended March 31, 2026, we had gross profit of $805,604 compared to $651,893 in the three (3) months ended March 31, 2025, for a gross profit increase of $153,711. This increase primarily resulted from a 40.7% improvement in our gross margin percentage resulting from higher gross margins on our POTS replacement business.

For the three (3) months ended March 31, 2026, total operating expenses were $1,086,819 compared to $1,581,538 in the three (3) months ended March 31, 2025, for a decrease of $494,719. This decrease resulted from lower payroll due to a transfer in workforce to the IM Telecom partnership as well as continued declines in legal fees and application development costs, respectively.

For the three (3) months ended March 31, 2026, other income (expense) was ($1,375) compared to $12,117 in the quarter ended March 31, 2025. This decrease was a result of lower interest income received on cash deposits.

For the three (3) months ended March 31, 2026, we had a net loss of ($282,590) compared to net loss of ($917,528) in the three (3) months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, we had $665,068 in cash and cash equivalents on hand.

In comparing liquidity between the three (3) month periods ended March 31, 2026, and December 31, 2025, cash decreased by 5.6%. Liabilities and total overall debt increased by 0.5% in the three (3) month period ended March 31, 2026, when compared to December 31, 2025.

Our current ratio (current assets divided by our current liabilities) decreased to 0.59 as of March 31, 2026, compared to 0.68 as of December 31, 2025. Working capital decreased by 31.4%.

Cash Flow from Operations

During the three (3) months ended March 31, 2026, cash flow used by operating activities was $39,650, compared to $269,037 provided by operating activities in the three (3) months ended March 31, 2025, primarily related to a decrease in accounts receivable.

Cash Flows from Investing Activities

During the three (3) months ended March 31, 2026, cash flow used by investing activities was $150 as compared to $150,000 provided by investing activities for the three (3) months ended March 31, 2025.

Cash Flows from Financing Activities

During the three (3) months ended March 31, 2026 and the three (3) months ended March 31, 2025, there were no cash flows generated by Financing Activities.

Going Concern

For the three (3) months ended March 31, 2026, the Company generated a net loss of ($282,590), compared to net loss for the three (3) months ended March 31, 2025, of ($917,528). The accumulated deficit as of March 31, 2026, is ($10,366,733).

Effective with the creation of the First Omnibus Agreement between KonaTel and Excess Telecom, under “the Annual Plan,” on October 1, 2025, IM Telecom began to operate as a standalone entity with employees not shared by KonaTel; and KonaTel will continue to receive distributions based upon a new Distribution Agreement for compensation from its sales only under the IM Telecom’s vertical sales channel, including all new sales stemming from our new healthcare vertical partnership as originally agreed. In addition, during 2025, the Company began to refocus its sales efforts on the Hosted Services solutions segment operated by its subsidiary, Apeiron Systems. While KonaTel will continue to receive monthly distributions from the IM Telecom partnership, our focus is now on growing on growing our Hosted Services offerings, which enjoy substantially higher margins and substantially lower customer churn characteristics.

One Hosted Services offering in particular, is the replacement of copper-wire Plain Old Telephone Service (“POTS”) analog phone lines. Based upon data from the FCC, it is estimated there are approximately 22 million commercial (i.e., used in commercial operations) copper-wire POTS analog phone lines. These lines are scheduled to be phased out (terminated) across the United States by the end of the decade. So, in support of the increasing demand from end-of-life copper-wire POTS service providers, one of the Company’s new services, deployed and tested throughout 2025 and the first quarter of 2026, includes a wireless POTS replacement solution targeted at large national telecommunication service providers. Our primary sales efforts over the next 4 years will be focused on this project.

We are also focused on ongoing retail and wholesale sales of our Short Messaging Service (“SMS”) product, which saw continued growth through Q1 of 2026.

In addition to the copper-wire POTS replacement program, the Company continues to pursue the launch of the Viva USA MVNO opportunity. The first 10,000 SIM cards have been purchased by and delivered to Viva for deployment. The Company has completed its pre-launch obligations; we continue to wait for launch implementation by Viva. We continue to remain optimistic that the IM Telecom healthcare vertical will begin to accelerate in 2026. The growth of this vertical relies on the marketing/communication efforts of our healthcare partner to inform millions of current/eligible customers of the opportunity to obtain wireless Lifeline services.

We continue to pursue additional financing opportunities to grow the aforementioned initiatives at higher growth rates than we are currently experiencing. The lack of our success in this effort as well as any of these foregoing initiatives raises substantial doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Quarterly report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the three (3) month period ended March 31, 2026.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of March 31, 2026, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amount of $56,227 or 27.4%, 29,648 or 14.4%, and $23,085 or 11.2%. As of March 31, 2025, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from two (2) customers in the amount of $281,661 or 49.8%, and $101,223 or 17.9%. It should be noted that the largest customer was the California Public Utilities Commission (“CPUC”).

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended March 31, 2026, the Company had three (3) customers that accounted for $710,687 or 38.1% and $270,414 or 14.5% and $236,783 or 12.7% of revenue, respectively. For the three (3) months ended March 31, 2025, the Company had three (3) customers that accounted for $683,635 or 31.4% and $281,661 or 12.9% and $275,162 or 12.6% of revenue, respectively.

Effect of Recent Accounting Pronouncements

The Company will prospectively adopt Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) effective with our annual 2027 10-K filing and interim reporting periods effective with our interim report for the quarter ended March 31, 2028. Accordingly, prior-period disclosures will not be made.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not required.

Item 4. Controls and Procedures.

Management’s Quarterly Report on Internal Control Over Financial Reporting

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that material information relating to us is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports that are filed or submitted under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of March 31, 2026, of our disclosure controls and procedures.

While we do acknowledge that the internal controls over financial reporting were not effective as of December 31, 2025, as a material weakness related to the financial reporting of the IM Telecom sales transaction in 2024 was disclosed and financial statements were restated. Based upon this evaluation of prior reporting periods, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were ineffective as of March 31, 2026. We continue to take steps to remediate any specific disclosure controls and procedures that have been ineffective and will take the necessary steps over upcoming quarterly reporting periods to render future evaluations of controls as effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Part I, Item 1A. Risk Factors, commencing on page ten (10) of our 2025 10-K for the year ended December 31, 2025, filed with the SEC on April 16, 2026, for a list of Risk Factors, which 2025 10-K can be accessed by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof.

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

Exhibits incorporated by reference:

Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 16, 2026.

8-K Current Report dated January 22, 2024 (the “Excess Telecom Membership Purchase Agreement and related Transaction Documents”), filed with the SEC on January 30, 2024.

8-K/A-1 Current Report dated January 22, 2024 (the “Excess Telcom Membership Purchase Agreement and related Transaction Documents,” as amended or restated), filed with the SEC on March 10, 2025.

8-KA-2 Current Report dated January 22, 2024 (Excess Telecom Membership Purchase Agreement Transaction Documents,” as amended) filed with the SEC on September 30, 2025.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	May 20, 2026	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 20, 2026	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	May 20, 2026	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

