Form 10-Q
period 2026-06-30
KonaTel, Inc.
filed 2026-08-19
CIK 845819

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Common Capital Voting Stock, $0.001 par value per share	43,979,064 shares
Class	Outstanding as of August 14, 2026

References

In this Quarterly Report, references to “KonaTel, Inc.,” “KonaTel,” the “Company,” “we,” “our,” “us” and words of similar import, refer to KonaTel, Inc., a Delaware corporation, formerly named “Dala Petroleum Corp.,” which is the Registrant; and our wholly owned subsidiaries, KonaTel, Inc., a Nevada corporation (“KonaTel Nevada”), and Apeiron Systems, Inc., a Nevada corporation doing business as “Apeiron” (“Apeiron Systems”); and IM Telecom, LLC, an Oklahoma limited liability company doing business as “Infiniti Mobile” (“IM Telecom” or “Infiniti Mobile”), of which we own 51%.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Quarterly Report. We cannot assure you that the forward-looking statements in this Quarterly Report will prove to be accurate, and therefore, prospective investors are encouraged not to place undue reliance on forward-looking statements. You should carefully read this Quarterly Report completely, and it should be read and considered with all other reports filed by us with the United States Securities and Exchange Commission (the “SEC”) that are contained in the SEC Edgar Archives, including the “Risk Factors” enumerated in “Part I, Item IA. Risk Factors” of our 10-K Annual Report for the year ended December 31, 2025 (the “2025 10-K”), filed with the SEC on April 16, 2026, which Risk Factors commence on page ten (10) thereof. A copy of the 2025 10-K is attached hereto by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof, and is incorporated herein by reference. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

Documents Incorporated by Reference

See Part II-Other Information, in Item 6, Exhibits, hereof.

2

KONATEL, INC.

FORM 10-Q

June 30, 2026

3

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2026

KonaTel, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and Cash Equivalents	$200,013	$704,867
Accounts Receivable, Net	167,094	284,167
Inventory, Net	217,227	187,339
Prepaid Expenses	79,055	109,442
Other Current Assets	15,063	15,063
Total Current Assets	678,452	1,300,878

Property and Equipment, Net	95,663	89,343

Other Assets
Intangible Assets, Net	634,251	634,251
Right of Use Asset	190,698	217,432
Notes Receivable	150,000	150,000
Other Assets	70,086	72,375
Total Other Assets	1,045,035	1,074,058
Total Assets	$1,819,150	$2,464,279

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable and Accrued Expenses	$1,661,819	$1,668,244
Right of Use Operating Lease Obligation - Current	40,680	51,736
Income Tax Payable	184,051	184,051
Total Current Liabilities	1,886,550	1,904,031

Long Term Liabilities
Right of Use Operating Lease Obligation - Long Term	155,320	176,043
Total Long-Term Liabilities	155,320	176,043
Total Liabilities	2,041,870	2,080,074
Commitments and Contingencies	-	-
Stockholders’ Equity
Common stock, $.001 par value, 50,000,000 shares authorized 43,979,064 outstanding and issued at June 30, 2026 and 43,979,064 outstanding and issued at December 31, 2025	43,979	43,979
Additional Paid In Capital	10,299,377	10,424,369
Accumulated Deficit	(10,566,076)	(10,084,143)
Total Stockholders’ Equity	(222,720)	384,205
Total Liabilities and Stockholders’ Equity	$1,819,150	$2,464,279

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$1,869,848	$2,158,656	$3,774,910	$4,327,370
Cost of Revenue	1,376,954	1,608,416	2,476,412	3,125,237
Gross Profit	492,894	550,240	1,298,498	1,202,133

Operating Expenses
Payroll and Related Expenses	340,482	1,081,633	1,073,809	2,192,333
Operating and Maintenance	22,650	2,069	45,423	3,489
Credit Loss	9,838	13,910	29,342	13,910
Professional and Other Expenses	106,113	325,750	190,055	483,181
Utilities and Facilities	1,018	48,528	11,094	94,939
Depreciation and Amortization	11,076	782	19,596	1,565
General and Administrative	44,109	64,975	84,484	114,962
Marketing and Advertising	111	5,396	2,502	10,482
Application Development Costs	81,744	172,967	197,572	351,493
Taxes and Insurance	26,960	32,788	77,042	63,981
Total Operating Expenses	644,101	1,748,798	1,730,919	3,330,335

Operating Income/(Loss)	(151,207)	(1,198,558)	(432,421)	(2,128,202)

Other Income and Expense
Gain (Loss) on Sale	(32,131)	-	(31,981)	-
Interest Expense	(17,195)	-	(21,361)	(577)
Other Income/(Expense), net	1,190	10,917	3,830	23,610
Total Other Income and Expenses	(48,136)	10,917	(49,512)	23,033

Income Before Income Taxes	(199,343)	(1,187,641)	(481,933)	(2,105,169)

Income Tax Expense (Benefit)	-	-	-	-

Net Income (Loss)	$(199,343)	$(1,187,641)	$(481,933)	$(2,105,169)

Earnings (Loss) per Share
Basic	$(0.00)	$(0.03)	$(0.01)	$(0.05)
Diluted	$(0.00)	$(0.03)	$(0.01)	$(0.05)
Weighted Average Outstanding Shares
Basic	43,979,064	43,412,602	43,979,064	43,301,670
Diluted	43,979,064	43,412,602	43,979,064	43,301,670

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

for the periods ended June 30, 2026, and June 30, 2025 (Restated)

(Unaudited)

	Common Shares		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of January 1, 2026	43,979,064	$43,979	$10,424,369	$(10,084,143)	$384,205
Exercised Stock Options	-	-	-	-	-
Stock Based Compensation	-	-	(124,992)	-	(124,992)
Net Loss	-	-	-	(481,933)	(481,933)
Balances as of June 30, 2026	43,979,064	$43,979	$10,299,377	$(10,566,076)	$(222,720)

	Common Shares		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of April 1, 2026	43,979,064	$43,979	$10,518,974	$(10,366,733)	$196,220
Exercised Stock Options	-	-	-	-	-
Stock Based Compensation	-	-	(219,597)	-	(219,597)
Net Income	-	-	-	(199,343)	(199,343)
Balances as of June 30, 2026	43,979,064	$43,979	$10,299,377	$(10,566,076)	$(222,720)

	Common Shares		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of January 1, 2025	43,503,658	$43,504	$10,215,766	$(7,747,873)	$2,511,398
Exercised Stock Options	37,482	37	(37)	-	-
Stock Based Compensation	-	-	484,014	-	484,014
Net Loss	-	-	-	(2,105,169)	(2,105,169)
Balances as of June 30, 2025	43,541,140	$43,541	$10,699,743	$(9,853,042)	$890,242

	Common Shares		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances as of April 1, 2025	43,526,417	$43,527	$10,455,081	$(8,665,401)	$1,833,207
Exercised Stock Options	14,723	14	(14)	-	-
Stock Based Compensation	-	-	244,677	-	244,677
Net Income	-	-	-	(1,187,641)	(1,187,641)
Balances as of June 30, 2025	43,541,140	$43,541	$10,699,743	$(9,853,042)	$890,242

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net Loss	$(481,933)	$(2,105,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	19,596	1,565
Credit Loss	29,342	13,910
Stock-based Compensation	(124,992)	484,014
Change in Right of Use Asset	26,734	62,050
Change in Lease Liability	(31,780)	(67,059)

Changes in Operating Assets and Liabilities:
Accounts Receivable	87,730	1,009,534
Inventory and Consigned Equipment	(55,653)	44,821
Prepaid Expenses and Other Assets	32,676	(179,672)
Accounts Payable and Accrued Expenses	(6,425)	398,007
Net cash used in operating activities	(504,705)	(337,999)

Cash Flows from Investing Activities
Sale of Office Equipment	(149)	-
Notes Receivable	-	150,000
Net cash provided by (used in) investing activities	(149)	150,000

Cash Flows from Financing Activities
Net cash provided by (used in) financing activities	-	-

Net Change in Cash	(504,854)	(187,999)
Cash - Beginning of Year	704,867	1,679,345
Cash - End of Period	$200,013	$1,491,346

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3	$-
Cash paid for taxes	$970	$-

See accompanying notes to unaudited condensed consolidated financial statements.

KonaTel, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview of Company

KonaTel Inc., a Delaware corporation, formerly known as Dala Petroleum Corp. (the “Company,” “we,” “our,” or “us”), also formerly known as “Westcott Products Corporation,” was incorporated as “Light Tech, Inc.” under the laws of the State of Nevada on May 24, 1984. A subsidiary in the name “Westcott Products Corporation” was organized by us under the laws of the State of Delaware on June 24, 1986, for the purpose of changing our name and domicile to the State of Delaware. On June 27, 1986, we merged with the Delaware subsidiary, with the survivor being Westcott Products Corporation, a Delaware corporation (“Westcott”). During 1990, we ceased our current operations. On March 11, 2000, our Board of Directors began the process of re-entering the development stage, and on June 2, 2014, we completed a merger with Dala Petroleum Corp., a Nevada corporation (respectively, “Dala Nevada” and the “Dala Merger”). We operated as an early-stage oil exploration company focused on our leased acreage acquired by Dala Nevada until 2016, at which time we assigned substantially all of our leased acreage to the former owner of Dala Nevada, and our remaining oil and gas leasehold interests, comprising leases covering approximately 7,489 and 403 acres, more or less, expired in 2017 and 2018, respectively.

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

On September 19, 2025, KonaTel and Excess Telecom executed a First Omnibus Amendment to Transaction Documents (the “First Omnibus Agreement”) and a Third Amended and Restated Operating Agreement of IM Telecom (the “Amended Operating Agreement”). The First Omnibus Amendment was executed to create IM Telecom as a standalone partnership entity owned 51% by KonaTel and 49% by Excess Telecom, and the parties withdrew the application for FCC approval. For KonaTel’s part, this entity change included transferring certain employees previously working for IM Telecom on KonaTel’s payroll to the new entity. As agreed by KonaTel and Excess Telecom, effective October 1, 2025, all combined net income of IM Telecom will be reported for federal income tax purposes as a partnership (Form 1065), and KonaTel will continue to receive distributions based upon a new Distribution Agreement for compensation from its sales under IM Telecom’s vertical sales channels, including all new sales stemming from our new healthcare vertical partnership as originally agreed. The Management Agreement originally signed on the Initial Closing date of January 22, 2024, has been terminated and is of no further force or effect and all ongoing business operations with continue under the “new” IM Telecom entity. The First Omnibus Agreement facilitated the payment of $700,000 to KonaTel from the remaining note receivable from Excess Telecom from the Initial Closing Date, and currently, there is a $150,000 note receivable due KonaTel from Excess Telecom under the Transaction Documents. See our 8-KA-2 Current Report dated January 22, 2024, filed with the SEC on September 30, 2025, which is Hyperlinked in Part II-Other Information, in Item 6, Exhibits, hereof.

KonaTel and IM Telecom are headquartered in Plano, Texas where certain executive and finance resources are staffed. Apeiron Systems is headquartered in Johnstown, Pennsylvania, where it has customer service and software engineering resources staff. Additional development resources are staffed out of Los Angeles, California, as well as in Europe and Asia.

As of June 30, 2026, KonaTel has one (1) full-time employee and Apeiron Systems has ten (10) full-time employees.

Principal Products or Services and their Markets

Our principal products and services, provided through Apeiron Systems and IM Telecom, include our CPaaS suite of services (“SIP/VoIP, SMS/MMS”), wholesale and retail mobile voice and mobile data IoT services, wholesale voice termination services, and our ETC subsidized services for low-income Americans. Except for our ETC Lifeline services distributed in partnership with Excess Telecom distributed in up to forty (40) states, our Apeiron Systems’ products and services are available worldwide and subject to U.S., international and local/national regulations.

We generate revenue from two (2) primary sources, Hosted Services and Mobile Services:

●	Our Hosted Services include a suite of hosted CPaaS services within Apeiron Systems’ cloud platform, including Cloud IVRs, Voicemail, Fax, Call Recording and other services provided with local, toll-free and international phone numbers. Apeiron also delivers public and private IP network services from its national redundant network backbone, including MPLS, Dedicated Internet and LTE Wireless WAN solutions. Additionally, Apeiron’s Cloud Services include Information Data Dips, SD-WAN and IoT data and device management, of which IoT provides device connectivity via wireless 4G/5G. These Hosted Services are marketed nationally and internationally through the Apeiron website, its sales staff, independent sales agents and ISOs.

●	Our Mobile Services include retail and wholesale cellular voice/text/data services and IoT mobile data services through Apeiron Systems and the IM Telecom partnership. Mobile voice/text/data and IoT mobile data services are supported by a blend of reseller agreements with select national wireless carriers and national wireless wholesalers. A wireless communications service reseller typically does not own the wireless network infrastructure over which services are provided to its customers. Mobile voice/text/data and mobile data solutions are generally sold as traditional post-paid service plans that may include voice/text/data or wireless data only plans. Sometimes equipment is provided, which can include, but is not limited to, phones, tablets, modems, routers and accessories. Also included in our Mobile Services segment is the distribution of government subsidized mobile voice service and mobile data service by IM Telecom under its Infiniti Mobile brand and FCC license to low-income American households that qualify for the FCC’s Lifeline mobile voice service program. Even though government programs like Lifeline have existed since 1985, these programs, along with programs currently expired or not yet adopted, are subject to change and any change, reduction or elimination may have a material impact on our Mobile Services business.

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

Reclassifications

Certain reclassifications between inventory and property and equipment have been made to the financial statements for the year ended December 31, 2025, to conform to the financial presentation for the quarter ended June 30, 2026. These reclassifications had no effect on the net loss or cash flows as previously reported.

Stock Option Expense Adjustments

For the quarter ended June 30, 2026, certain adjustments have been made to stock option expense and the number of stock options outstanding as the result of a discovery of a non-employee stock option grant of 60,000 shares made and vested in Q3 of 2023. The effect of this adjustment was an increase in the number of stock options of 60,000 shares and an increase in stock option expense of $51,090.

An additional stock option grant of 650,000 shares made in 2023 expired without vesting on November 29, 2025. The effect of this adjustment is a decrease in the number of stock options of 650,000 and a decrease in stock option expense of $327,255. The net effect of both adjustments is a decrease in stock option expense in the six (6) months ended June 30, 2026, of $276,165.

Net Income (Loss) Per Share

Basic income (loss) per share of common stock attributable to common stockholders is calculated by dividing net income (loss) attributable to common stockholders by the weighted-average shares of common stock outstanding for the period. Potentially dilutive shares, which are based on the weighted-average shares of common stock underlying outstanding stock-based awards using the treasury stock method or the if-converted method, as applicable, are included when calculating diluted net income (loss) per share of common stock attributable to common stockholders when their effect is dilutive. The dilutive common shares for the three (3) months ended June 30, 2026, and the six (6) months ended June 30, 2026, are not included in the computation of diluted earnings per share because to do so would be anti-dilutive. As of June 30, 2026, there were potentially 2,955,134 dilutive shares.

The following table reconciles the number of shares outstanding and net income (loss) used in the computations of both basic and diluted earnings per share of common stockholders:

	Three Months Ended June 30,
	2026	2025
Numerator
Net Loss	$(199,343)	$(1,187,641)

Denominator
Weighted-average common shares outstanding	43,979,064	43,412,602
Dilutive impact of stock options	-	-
Weighted-average common shares outstanding, diluted	43,979,064	43,412,602

Net income per common share
Basic	$(0.00)	$(0.03)
Diluted	$(0.00)	$(0.03)

	Six Months Ended June 30,
	2026	2025
Numerator
Net Loss	$(481,933)	$(2,105,169)

Denominator
Weighted-average common shares outstanding	43,979,064	43,301,670
Dilutive impact of stock options	-	-
Weighted-average common shares outstanding, diluted	43,979,064	43,301,670

Net income per common share
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2026, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amounts of $100,709 or 45.6%, $29,648 or 13.4% and $28,679 or 13.0%. As of June 30, 2025, the Company had a significant concentration of receivables from three (3) customers in the amounts of $183,185 or 35.6%, $96,017 or 18.7% and $63,848 or 12.4%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended June 30, 2026, the Company had two (2) customers that accounted for $701,879 or 37.5% of revenue and $320,346 or 17.1% of revenue, respectively. For the three (3) months ended June 30, 2025, the Company had one (1) customer that accounted for $746,954 or 34.6% of revenue, respectively.

For the six (6) months ended June 30, 2026, the Company had three (3) customers that accounted for $1,412,566 or 37.4%, $590,760 or 15.6% and $407,513 or 10.8% of revenue, respectively. For the six (6) months ended June 30, 2025, the Company had three (3) customers that accounted for $1,430,589 or 33.1%, $469,671 or 10.9% and $464,388 or 10.7% of revenue, respectively.

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

Going Concern

For the three (3) months ended June 30, 2026, the Company generated a net loss of ($199,343), compared to a net loss of ($1,187,641) for the three (3) months ended June 30, 2025. For the six (6) months ended June 30, 2026, the Company generated a net loss of ($481,933), compared to a net loss for the six (6) months ended June 30, 2025, of ($2,105,169). The accumulated deficit as of June 30, 2026, is ($10,566,076).

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

Our Hosted Services offering in particular, is the replacement of copper-wire Plain Old Telephone Service (“POTS”) analog phone lines. Based upon data from the FCC, it is estimated there are approximately 22 million commercial (i.e., used in commercial operations) copper-wire POTS analog phone lines. These lines are scheduled to be phased out (terminated) across the United States by the end of the decade. So, in support of the increasing demand from end-of-life copper-wire POTS service providers, one of the Company’s new services, deployed and tested throughout 2025 and the first and second quarters of 2026, includes a wireless POTS replacement solution targeted at large national telecommunication service providers. Our primary sales efforts over the next four (4) years will be focused on this project.

We are also focused on ongoing retail and wholesale sales of our Short Messaging Service (“SMS”) product, which saw continued growth through Q2 of 2026.

In May of this year the Company took additional steps to further reduce our operating costs by executing an additional reduction in force of six (6) full-time equivalents. In addition, certain key personnel agreed to take reductions in salary. We have also reduced our reliance on outside application development resources in order to reduce operating costs.

Since the quarter ended on June 30, 2026, we have signed an agreement to increase our current capital expenditure line of credit facility from $5M to $10M in order facilitate the growth of our POTS replacement and SMS messaging product offerings. We continue to pursue additional credit facilities to fund the operational growth of the Company.

As in previous quarters, the Company continues to implement broad reductions and improve efficiencies to extend and utilize cash resources in the most efficient manner. The above-mentioned product applications and sales initiatives will require capital to expand infrastructure as sales increase. The growth of these products and the launch of certain contracted programs, along with the ability to raise additional capital, will play a significant role in our ability to continue operations with additional cost control measures. A lack of success in executing on any one of these initiatives raises doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Quarterly Report.

NOTE 2 – INVENTORY

Inventory primarily consists of routers and other equipment associated with our POTS conversion project which are stored at our warehouse or have been deployed to customer locations for installation. Inventories are stated at cost using the first-in, first-out (“FIFO”) valuation method. On a monthly basis, inventory is counted at our warehouse facility and is reviewed for obsolescence and counted for accuracy. As of June 30, 2026, and December 31, 2025, the Company had net inventory of $217,227 and $187,339, respectively.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following major classifications as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Lease Improvements	$46,950	$46,950
Furniture and Fixtures	102,946	102,946
Billing Software	217,163	217,163
Office Equipment	94,552	94,402
POTS Consignment Equipment	110,657	84,890
	572,268	546,351
Less: Accumulated Depreciation	(476,605)	(457,008)
Property and equipment, net	$95,663	$89,343

Depreciation related to Property and Equipment amounted to $11,076 and $782 for the three (3) months ended June 30, 2026, and 2025, respectively. Depreciation related to Property and Equipment amounted to $19,596 and $1,565 for the six (6) months ended June 30, 2026, and 2025, respectively. Depreciation and amortization expenses are included as a component of operating expenses in the accompanying statements of operations.

NOTE 4 – RIGHT-OF-USE ASSETS

Right-of-Use Assets consist of assets accounted for under ASC 842. The assets are recorded at present value using implied interest rates between 4.75% and 7.50%. Right-of-Use Assets are recorded on the balance sheet as intangible assets.

The Company has Right-of-Use Assets through leases of property under non-cancelable leases. As of June 30, 2026, the Company had one (1) property with a lease term in excess of one (1) year. This lease expires in 2030. Lease payable as of June 30, 2026, is $196,000.

Future lease liability payments under the terms of these leases are as follows:

2026	54,000
2027	54,000
2028	54,000
2029	54,000
2030	36,000
Total	252,000
Less Interest	56,000
Present value of minimum lease payments	196,000
Less Current Maturities	40,680
Long Term Maturities	$155,320

The weighted average term of the Right-to-Use leases is 50.0 months recorded with a weighted average discount of 7.50%. Total lease expense for the three (3) months ended June 30, 2026, and 2025, was $22,650 and $35,517, respectively. Total lease expense for the six (6) months ended June 30, 2026, and 2025, was $45,423 and $69,410, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible Assets with definite useful life consist of licenses, customer lists and software that were acquired through acquisitions. Intangible Assets with indefinite useful life consist of the Lifeline license granted by the FCC. The license, because of the nature of the asset and the limitation on the number of granted Lifeline licenses by the FCC, will not be amortized. The license was acquired through an acquisition. The fair market value of the license as of June 30, 2026, and December 31, 2025, was $634,251.

	June 30, 2026	December 31, 2025
Customer List	$1,135,962	$1,135,962
Software	2,407,001	2,407,001
ETC License	634,251	634,251
Less: Amortization	(3,542,963)	(3,542,963)
Net Amortizable Intangibles	634,251	634,251
Right of Use Assets - net	190,698	217,432
Intangible Assets net	$824,949	$851,683

Amortization expense amounted to $0, and $0 for the three (3) months ended June 30, 2026, and 2025, respectively. Amortization expense amounted to $0, and $0 for the six (6) months ended June 30, 2026, and 2025, respectively. Amortization expense is included as a component of operating expenses in the accompanying statements of operations. With the exception of the Lifeline license granted by the FCC, all intangible assets were fully amortized as of December 31, 2021.

NOTE 6 – CONTINGENCIES AND COMMITMENTS

Litigation

From time to time, the Company may be subject to legal proceedings and claims which arise in the ordinary course of business. As of June 30, 2026, there are no ongoing legal proceedings.

Contract Contingencies

The Company has the normal obligation for the completion of its cellular provider contracts in accordance with the appropriate standards of the industry and that may be provided in the contractual agreements.

Tax Audits

As of June 30, 2026, the Company has no ongoing tax audits.

Letters of Credit

The Company had a $5M outstanding letter of credit with ACP Financing VII Limited Liability Company (“ACP Financing”) as of June 30, 2026. As of this filing, no funds are payable on this line of credit.

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

The following table reflects the results of operations of the Company’s reportable segments:

Three (3) Months ended June 30, 2026
			Depreciation
			and	Other	Net
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$1,630,858	$1,760,763	$9,661	$-	$(139,566)
Mobile Services	238,990	187,839	1,415	-	49,736
Segment Total	1,869,848	1,948,602	11,076	-	(89,830)
Corporate
Parent administration support	-	109,513	-	-	(109,513)
Total Corporate	-	109,513	-	-	(109,513)
KonaTel, Inc.	$1,869,848	$2,058,115	$11,076	$-	$(199,343)

Three (3) Months ended June 30, 2025
			Depreciation		Net
			and	Other	Income
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$1,578,248	$1,884,191	$572	$-	$(306,515)
Mobile Services	580,408	809,053	210	-	(228,854)
Segment Total	2,158,656	2,693,244	782	-	(535,369)
Corporate
Parent administration support	-	652,271	-	-	(652,271)
Total Corporate	-	652,271	-	-	(652,271)
KonaTel, Inc.	$2,158,656	$3,345,515	$782	$-	$(1,187,641)

Six (6) Months ended June 30, 2026
			Depreciation
			and	Other	Net
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$3,296,733	$3,253,324	$17,114	$-	$26,295
Mobile Services	478,177	393,755	2,482	-	81,940
Segment Total	3,774,910	3,647,079	19,596	-	108,235
Corporate
Parent administration support	-	590,168	-	-	(590,168)
Total Corporate	-	590,168	-	-	(590,168)
KonaTel, Inc.	$3,774,910	$4,237,247	$19,596	$-	$(481,933)

Six (6) Months ended June 30, 2025
			Depreciation		Net
			and	Other	Income
	Revenues	Expenses	Amortization	Gain/Loss	(Loss)
Segment
Hosted Services	$3,007,571	$3,478,645	$1,088	$-	$(472,162)
Mobile Services	1,319,799	1,636,254	477	-	(316,932)
Segment Total	4,327,370	5,114,899	1,565	-	(789,094)
Corporate
Parent administration support	-	1,316,075	-	-	(1,316,075)
Total Corporate	-	1,316,075	-	-	(1,316,075)
KonaTel, Inc.	$4,327,370	$6,430,974	$1,565	$-	$(2,105,169)

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Compensation

The Company offers incentive stock option grants to directors and key employees. Options vest in tranches and typically expire five (5) years from the date of grant. For the six (6) months ended June 30, 2026, and 2025, the Company recorded stock option expense of ($124,992) and $484,014, respectively. For the three (3) months ended June 30, 2026, and 2025, the Company recorded stock option expense of ($219,597) and $244,677, respectively. The option expense not taken as of June 30, 2026, is $1,854,294, with a weighted average term of 2.42 years.

The following table represents stock option activity as of and for the six (6) months ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2025	3,495,000	$0.44	1.04	$-
Granted	60,000
Exercised	-
Expired	(1,130,000)
Forfeited	-	-		-
Options Outstanding – June 30, 2026	2,425,000	$0.87	0.51	$-

Exercisable and Vested, June 30, 2026	2,069,997	$0.68	1.43	$-

The aggregate intrinsic value for options outstanding as of June 30, 2026, is not calculated because the closing stock price on June 30, 2026, is less than the weighted average exercise price of outstanding options on that date.

NOTE 9 – SUBSEQUENT EVENTS

Below are events that have occurred since June 30, 2026:

Contract Acquisition Agreement between the Company and Apeiron Copper Replacement Servicing, LLC

On July 10, 2026, the Company signed an agreement with Apeiron Copper Replacement Servicing, LLC to terminate the existing $5M line of credit with ACP Financing and enter into a new agreement to purchase certain contracts related to the Company’s POTs replacement project. The agreement increases the maximum line of credit to $10M and is subject to a condition precedent that requires the Company to raise at least $1,500,000 for effectiveness of this agreement. This agreement will facilitate the availability of funds to support the necessary capital expenditures necessary to scale the Company’s existing POTs replacement service offering, assuming the condition precedent can be accomplished.

Beaty Stock Option Expiration

At midnight on August 11, 2026, 25,000 incentive stock options granted and vested to director Robert Beaty expired without being exercised.

IM Telecom Notice from the FCC

On August 13, 2026, we received notice from IM Telecom that on July 27, 2026, IM Telecom received notice from the FCC regarding certain alleged violations of the FCC’s Lifeline program rules. For additional information, please see our 8-K Current Report dated July 29, 2026, filed with the SEC on August 14, 2026, which is Hyperlinked in Part II-Other Information, in Item 6, Exhibits, hereof.

Payments Received on Note Payable

On August 11, 2026, the Company received a payment from Excess Telecom in the amount of $30,000 and in respect of the remaining $150,000 note payable on the purchase of 49% of IM Telecom. On August 18, 2026, the Company received an additional payment of $100,000 on this note payable leaving balance due of $20,000.

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

Results of Operations

In the six months and quarter ended June 30, 2026, Hosted Services (“CPaaS services”) accounted for approximately 87% of total Company revenue, and Mobile Services accounted for approximately 13% of Company revenue. While the Mobile Services segment does include distributions from our IM Telecom partnership, management continues to prioritize it growth initiatives with the Company’s Hosted Services segment as we focus our efforts on new sales opportunities with our expanded short-code messaging (“SMS”) service, which has doubled in revenue over the past twelve (12) months, and our wholesale POTS service currently provided to regional carriers and resellers who, as of the end of this quarter, have activated approximately 1,000 POTS lines during our initial deployment period.

Comparison of the three (3) months ended June 30, 2026, to the three (3) months ended June 30, 2025

For the three (3) months ended June 30, 2026, we had $1,869,848 in revenues from operations compared to $2,158,656 for the three (3) months ended June 30, 2025, for a total revenue decrease of $288,808. The decrease in revenue was primarily due to the decline in Lifeline subscribers in the mobile services segment. The Company continues to explore new revenue streams such as delivery of mobile services through certain health care initiatives and hosted services partnerships.

For the three (3) months ended June 30, 2026, our cost of revenue was $1,376,954 compared to $1,608,415 in the three (3) months ended June 30, 2025, for a cost of revenue decrease of $231,462. Our cost of revenue decrease was primarily a result of a decrease in sales compensation and device costs related to the Mobile Services segment and additional cost control efforts in our Hosted Services segment.

For the three (3) months ended June 30, 2026, we had gross profit of $492,894 compared to $550,240 in the three (3) months ended June 30, 2025, for a gross profit decrease of $57,346. This decrease primarily resulted from a significant decline in activations in our Mobile Services segment.

For the three (3) months ended June 30, 2026, total operating expenses were $644,101 compared to $1,748,798 in the three (3) months ended June 30, 2025, for a decrease of $1,104,696. This decrease was primarily due to lower payroll costs, a reduction in legal and other professional fees and a reduction of application development costs.

For the three (3) months ended June 30, 2026, other income (expense) was ($48,136) compared to $10,917 in the quarter ended June 30, 2025. The decrease of $59,053 was due primarily to an increase in accrued interest and the loss on sale of remaining Lifeline related inventory.

For the three (3) months ended June 30, 2026, we had a net loss of ($199,343) compared to a net loss of ($1,187,641) in the three (3) months ended June 30, 2025. The decrease in losses of $988,297 was primarily related to lower operating costs.

Comparison of the six (6) months ended June 30, 2026, to the six (6) months ended June 30, 2025

For the six (6) months ended June 30, 2026, we had $3,774,910 in revenues from operations compared to $4,327,370 for the six (6) months ended June 30, 2025, for a total revenue decrease of $552,460, a decrease of 12.8%. The decrease in revenue was primarily due to the decline in revenues in our mobile services segment resulting from the shift in sales efforts from Lifeline to our Hosted Services product offerings.

For the six (6) months ended June 30, 2026, our cost of revenue was $2,476,412 compared to $3,125,237 in the six (6) months ended June 30, 2025, for a cost of revenue decrease of $648,825, or a decrease of 20.8%. Our cost of revenue decrease was primarily the result of lower network and sales compensation costs, as the Company refocused sales efforts in our Hosted Services segment.

For the six (6) months ended June 30, 2026, we had gross profit of $1,298,498 compared to $1,202,133 in the six (6) months ended June 30, 2025, for a gross profit increase of $96,365. This increase primarily resulted from the marketing of higher margin products such as POTS replacement and SMS messaging.

For the six (6) months ended June 30, 2026, total operating expenses were $1,730,920 compared to $3,330,335 in the six (6) months ended June 30, 2025, for a decrease of $1,599,416. This decrease was primarily due to lower payroll related expenses, reduced professional fee expenses and lower application development costs in the period.

For the six (6) months ended June 30, 2026, other income (expense) was ($49,511) compared to $23,033 in the six (6) months ended June 30, 2025. This decrease was a result of the loss on sale of remaining Lifeline related inventory and a reduction in the amount of interest income earned in 2026.

For the six (6) months ended June 30, 2026, we had a net loss of ($481,933) compared to a net loss of ($2,105,169) in the six (6) months ended June 30, 2025. The decrease in losses of $1,623,236 was a result in decreases in costs of revenue and operating expenses.

Liquidity and Capital Resources

As of June 30, 2026, we had $200,013 in cash and cash equivalents on hand.

In comparing liquidity between the six (6) month period ending June 30, 2026, and December 31, 2025, cash decreased by 71.6%. This decrease is the result of less cash flow generated for the period as compared to cash requirements. Liabilities and total overall debt decreased by 1.8% in the six (6) month period ended June 30, 2026, when compared to December 31, 2025, primarily due to a decrease in right of use operating lease obligations.

Our current ratio (current assets divided by our current liabilities) decreased to .36 as of June 30, 2026, compared to .68 as of December 31, 2025. Working capital increased by 100.3%.

Cash Flow from Operations

During the six (6) months ended June 30, 2026, the net cash flow used in operating activities was ($504,706), primarily as a result of changes in stock-based compensation and inventory and consigned equipment. The net cash flow used in operations for the six (6) month period ended June 30, 2025, was ($337,999).

Cash Flows from Investing Activities

During the six (6) months ended June 30, 2026, cash flow used in investing activities was $148. During the six (6) months ended June 30, 2025, the net cash flow provided by investing activities was the $150,000 note receivable payment received.

Cash Flows from Financing Activities

During the six (6) months ended June 30, 2026 and June 30, 2025, respectively, there were no cash flows provided by or used in financing activities.

Going Concern

For the three (3) months ended June 30, 2026, the Company generated a net loss of ($199,343), compared to a net loss of ($1,187,641) for the three (3) months ended June 30, 2025. For the six (6) months ended June 30, 2026, the Company generated a net loss of ($481,933), compared to a net loss for the six (6) months ended June 30, 2025, of ($2,105,169). The accumulated deficit as of June 30, 2026, is ($10,566,076).

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

Our Hosted Services offering in particular, is the replacement of copper-wire Plain Old Telephone Service (“POTS”) analog phone lines. Based upon data from the FCC, it is estimated there are approximately 22 million commercial (i.e., used in commercial operations) copper-wire POTS analog phone lines. These lines are scheduled to be phased out (terminated) across the United States by the end of the decade. So, in support of the increasing demand from end-of-life copper-wire POTS service providers, one of the Company’s new services, deployed and tested throughout 2025 and the first and second quarters of 2026, includes a wireless POTS replacement solution targeted at large national telecommunication service providers. Our primary sales efforts over the next four (4) years will be focused on this project.

We are also focused on ongoing retail and wholesale sales of our Short Messaging Service (“SMS”) product, which saw continued growth through Q2 of 2026.

In May of this year the Company took additional steps to further reduce our operating costs by executing an additional reduction in force of six (6) full-time equivalents. In addition, certain key personnel agreed to take reductions in salary. We have also reduced our reliance on outside application development resources in order to reduce operating costs.

Since the quarter ended on June 30, 2026 we have signed an agreement to increase our current capital expenditure line of credit facility from $5M to $10M in order facilitate the growth of our POTS replacement and SMS messaging product offerings, subject to the satisfaction of a $1,500,000 funding requirement. We continue to pursue additional credit facilities to fund the operational growth of the Company.

As in previous quarters, the Company continues to implement broad reductions and improve efficiencies to extend and utilize cash resources in the most efficient manner. The above-mentioned product applications and sales initiatives will require capital to expand infrastructure as sales increase. The growth of these products and the launch of certain contracted programs, along with the ability to raise additional capital, will play a significant role in our ability to continue operations with additional cost reduction measures. A lack of success in executing on any one of these initiatives raises doubt about our ability to remain a going concern for the twelve (12) month period from the date of this Quarterly Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during both the three (3) and six (6) month periods ended June 30, 2026, respectively.

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

The Company has a concentration of risk with respect to trade receivables from customers and cellular providers. As of June 30, 2026, the Company had a significant concentration of receivables (defined as customers whose receivable balances are greater than 10% of total receivables) due from three (3) customers in the amounts of $100,709 or 45.6%, $29,648 or 13.4% and $28,679 or 11.9%. As of June 30, 2025, the Company had a significant concentration of receivables from three (3) customers in the amounts of $183,185 or 35.6%, $96,017 or 18.7% and $63,848 or 12.4%.

Concentration of Major Customer

A significant amount of the revenue is derived from contracts with major customers. For the three (3) months ended June 30, 2026, the Company had two (2) customers that accounted for $701,879 or 37.5% of revenue and $320,346 or 17.1% of revenue, respectively. For the three (3) months ended June 30, 2025, the Company had one (1) customer that accounted for $746,954 or 34.6% of revenue.

For the six (6) months ended June 30, 2026, the Company had three (3) customers that accounted for $1,412,566 or 37.4%, $590,760 or 15.6% and $407,513 or 10.8% of revenue, respectively. For the six (6) months ended June 30, 2025, the Company had three (3) customers that accounted for $1,430,589 or 33.1%, $469,671 or 10.9% and $464,388 or 10.7% of revenue, respectively.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness, as of June 30, 2026, of our disclosure controls and procedures. We do acknowledge that the internal controls over financial reporting were not effective as of December 31, 2025, as a material weakness related to the financial reporting of the IM Telecom sales transaction in 2024 was disclosed and financial statements were restated. More recently we discovered certain prior year adjustments to stock option expense, and we continue to take steps to remediate any specific disclosure controls and procedures that have been ineffective and will take the necessary steps over the upcoming quarterly reporting periods to render future evaluations of controls as effective. As such, based upon the evaluation of prior reporting periods, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures were ineffective as of the quarter ended June 30, 2026.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Not required; however, see Part I, Item 1A. Risk Factors, commencing on page ten (10) of our 2025 10-K for the year ended December 31, 2025, filed with the SEC on April 16, 2026, for a list of Risk Factors, which Annual Report can be accessed by Hyperlink in Part II-Other Information, in Item 6, Exhibits, hereof.

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

On November 10, 2023, Apeiron Systems entered into a five (5) year agreement with Viva-US Telecommunications, Inc. (“Viva-US”), as the exclusive supplier of wholesale cellular voice and data, messaging, international call termination, smart SIM (“Subscriber Identity Module”) and other telecommunications services. Apeiron Systems provides these services through its CPaaS (“Communication Platform as a Service”) cloud platform. Viva-US is a US MVNO (“Mobile Virtual Network Operator”) and part of the Balesia Technologies, Inc. group of companies operating MNOs (“Mobile Network Operator”) and MVNOs throughout North and South America, supporting over three million customers in Bolivia, Mexico and Argentina. The Company has completed its pre-launch obligations; we continue to wait for launch implementation by Viva; however to date, no significant progress has been made for a full launch.

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

8-K Current Report dated December 18, 2023 (the “ACP Financing VII Limited Liability Company Installment Sales Agreement”), filed with the SEC on December 22, 2023.

8-K Current Report dated July 29, 2026 (Summary of the “FCC Notice to IM Telecom”) filed with the SEC on August 14, 2026.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KonaTel, Inc.

Date:	August 19, 2026	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	August 19, 2026	By:	/s/ D. Sean McEwen
D. Sean McEwen
Chairman and CEO

Date:	August 19, 2026	By:	/s/ Brian R. Riffle
Brian R. Riffle
Chief Financial Officer

